Form 10-Q
period 2018-12-23
NATHANS FAMOUS INC
filed 2019-02-01
CIK 69733

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer X
Non-accelerated filer
Smaller reporting company X	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

At February 1, 2019, an aggregate of 4,177,179 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 23, 2018 and March 25, 2018

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	December 23, 2018	March 25, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$72,832	$57,339
Accounts and other receivables, net (Note F)	9,589	10,502
Inventories	482	384
Prepaid expenses and other current assets (Note G)	603	2,873
Assets held for sale (Note H)	-	610
Total current assets	83,506	71,708

Property and equipment, net of accumulated depreciation of $8,963 and $8,264, respectively	5,018	6,642
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	456	-
Long term contractual accounts receivable	400	-
Other assets	341	293

Total assets	$91,169	$80,091

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,839	$6,565
Accrued expenses and other current liabilities (Note I)	8,675	11,248
Deferred franchise fees	319	193
Total current liabilities	12,833	18,006

Long-term debt, net of unamortized debt issuance costs of $4,724 and $5,242, respectively (Note O)	145,276	144,758
Other liabilities (Note I)	1,377	1,355
Deferred franchise fees	3,300	238
Deferred income taxes	-	302

Total liabilities	162,786	164,659

COMMITMENTS AND CONTINGENCIES (Note P)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,318,942 and 9,311,922 shares issued; and 4,177,179 and 4,184,549 shares outstanding at December 23, 2018 and March 25, 2018, respectively	93	93
Additional paid-in capital	60,916	60,823
(Accumulated deficit)	(54,323)	(68,181)
Stockholders’ equity (deficit) before treasury stock	6,686	(7,265)

Treasury stock, at cost, 5,141,763 and 5,127,373 shares at December 23, 2018 and March 25, 2018	(78,303)	(77,303)
Total stockholders’ (deficit)	(71,617)	(84,568)

Total liabilities and stockholders’ (deficit)	$91,169	$80,091

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Thirty-nine weeks ended December 23, 2018 and December 24, 2017

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended			Thirty-nine weeks ended
	December 23, 2018	December 24, 2017		December 23, 2018	December 24, 2017

REVENUES
Sales	$14,404		$16,705	$56,448	$63,327
License royalties	4,316		4,228	18,160	17,393
Franchise fees and royalties	911		1,088	3,254	3,575
Advertising fund revenue (Note B)	591		-	1,858	-
Total revenues	20,222		22,021	79,720	84,295

COSTS AND EXPENSES
Cost of sales	10,660		12,537	41,266	47,853
Restaurant operating expenses	766		760	2,817	2,769
Depreciation and amortization	278		320	962	1,055
General and administrative expenses	3,031		3,034	10,354	10,064
Advertising fund expense (Note B)	591		-	1,858	-
Total costs and expenses	15,326		16,651	57,257	61,741

Income from operations	4,896		5,370	22,463	22,554

Gain on sale of property and equipment	10,821		-	11,177	-
Loss on debt extinguishment	-		(8,872)	-	(8,872)
Interest expense	(2,650)		(3,650)	(7,951)	(10,976)
Interest income	277		44	453	114
Other income, net	5		22	189	64

Income (loss) before provision (benefit) for income taxes	13,349		(7,086)	26,331	2,884
Provision (benefit) for income taxes	3,627		(3,307)	7,330	621
Net income (loss)	$9,722		$(3,779)	$19,001	$2,263

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,187,000		4,185,000	4,187,000	4,180,000
Diluted	4,221,000		4,185,000	4,226,000	4,219,000

Income (loss) per share:
Basic	$2.32	$	(0.90)	$4.54	$0.54
Diluted	$2.30	$	(0.90)	$4.50	$0.54

Dividends declared per share	$0.25		$5.00	$0.75	$5.00

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Thirty-nine weeks ended December 23, 2018

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

Cumulative effect of the adoption of ASC 606	-	-	-	(2,004)	-	-	(2,004)

Shares issued in connection with share-based compensation plans	7,020	-	134	-	-	-	134

Withholding tax on net share settlement of share-based compensation plans	-	-	(174)	-	-	-	(174)

Repurchase of common stock	-	-	-	-	14,390	(1,000)	(1,000)

Dividends on common stock	-	-	-	(3,139)	-	-	(3,139)

Share-based compensation	-	-	133	-	-	-	133

Net income	-	-	-	19,001	-	-	19,001
Balance, December 23, 2018	9,318,942	$93	$60,916	$(54,323)	5,141,763	$(78,303)	$(71,617)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 23, 2018 and December 24, 2017

(in thousands)

(Unaudited)

	December 23, 2018	December 24, 2017
Cash flows from operating activities:
Net income	$19,001	$2,263
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	-	8,872
Depreciation and amortization	962	1,055
Gain on sale of property and equipment	(11,177)	-
Amortization of debt issuance costs	518	932
Share-based compensation expense	133	298
Income tax benefit on stock option exercises	47	194
Provision for doubtful accounts	48	42
Deferred income taxes	(27)	(63)
Changes in operating assets and liabilities:
Accounts and other receivables, net	865	(2,967)
Inventories	(98)	173
Prepaid expenses and other current assets	2,270	(2,259)
Long term contractual accounts receivable	(400)	-
Other assets	(48)	5
Accounts payable, accrued expenses and other current liabilities	(5,196)	(779)
Deferred franchise fees	453	100
Other liabilities	22	(71)

Net cash provided by operating activities	7,373	7,795

Cash flows from investing activities:
Proceeds from disposal of property and equipment	12,775	-
Purchase of property and equipment	(326)	(488)

Net cash provided by (used in) investing activities	12,449	(488)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	150,000
Cash payments for extinguishment of debt	-	(135,000)
Premium paid on extinguishment of debt	-	(6,750)
Debt issuance costs	-	(4,902)
Proceeds from exercise of stock options	134	-
Dividends paid to stockholders	(3,289)	(125)
Payments of withholding tax on net share settlement of share-based compensation plans	(174)	(157)
Repurchase of treasury stock	(1,000)	-

Net cash (used in) provided by financing activities	(4,329)	3,066

Net increase in cash and cash equivalents	15,493	10,373

Cash and cash equivalents beginning of period	57,339	56,915

Cash and cash equivalents, end of period	$72,832	$67,288

Cash paid during the period for:
Interest	$9,936	$9,038
Income taxes paid	$2,658	$3,447

Noncash financing activity:
Dividends declared	$-	$20,948

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 23, 2018

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 23, 2018 and December 24, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. We have reclassified certain prior period items in the Consolidated Balance Sheet as of March 25, 2018 and the Statement of Earnings for the thirteen and thirty-nine week periods ended December 24, 2017 to be comparable with the classifications as of and for the thirteen and thirty-nine week periods ended December 23, 2018. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ deficit or net income (loss). Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 25, 2018.

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

Impacts on Consolidated Financial Statements

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended December 23, 2018 (in thousands):

		Adjustments
	As Reported	Franchise Fees	Balance Sheet Reclassi- fications	Balances Without Adoption
Condensed Consolidated Balance Sheet
December 23, 2018
Deferred income taxes	456	(731)	275	-
Total assets	91,169	(731)	275	90,713
Accrued expenses and other current liabilities	8,675	(150)	-	8,525
Deferred franchise fees	319	(378)	376	317
Total current liabilities	12,833	(528)	376	12,681
Deferred income taxes	-	-	275	275
Deferred franchise fees	3,300	(2,112)	(376)	812
Total liabilities	162,786	(2,640)	275	160,421
(Accumulated deficit)	(54,323)	1,909	-	(52,414)
Stockholders’ equity before treasury stock	6,686	1,909	-	8,595
Total stockholders’ (deficit)	(71,617)	1,909	-	(69,708)
Total liabilities and stockholders’ (deficit)	91,169	(731)	275	90,713

		Adjustments
	As Reported	Franchise Fees	Balance Sheet Reclassi- fications	Balances Without Adoption
Condensed Consolidated Statement of Earnings
Thirteen weeks ended December 23, 2018
Franchise fees and royalties	911	(107)	-	804
Advertising fund revenue	591	-	(591)	-
Total revenues	20,222	(107)	(591)	19,524
General and administrative expenses	3,031	(12)	-	3,019
Advertising fund expense	591	-	(591)	-
Total costs and expenses	15,326	(12)	(591)	14,723
Income from operations	4,896	(95)	-	4,801
Income before provision for income taxes	13,349	(95)	-	13,254
Provision for income taxes	3,627	(26)	-	3,601
Net income	9,722	(69)	-	9,653

Condensed Consolidated Statement of Earnings
Thirty-nine weeks ended December 23, 2018
Franchise fees and royalties	3,254	(245)	-	3,009
Advertising fund revenue	1,858	-	(1,858)	-
Total revenues	79,720	(245)	(1,858)	77,617
General and administrative expenses	10,354	(110)	-	10,244
Advertising fund expense	1,858	-	(1,858)	-
Total costs and expenses	57,257	(110)	(1,858)	55,289
Income from operations	22,463	(135)	-	22,328
Income before provision for income taxes	26,331	(135)	-	26,196
Provision for income taxes	7,330	(40)	-	7,290
Net income	19,001	(95)	-	18,906

		Adjustments
	As Reported	Franchise Fees	Advertising Fund	Balances Without Adoption
Condensed Consolidated Statement of Cash Flows
Thirty-nine weeks ended December 23, 2018
Cash flows from operating activities:
Net income	19,001	(95)	-	18,906
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	(5,196)	(150)	-	(5,346)
Deferred franchise fees	453	245	-	698
Net cash provided by operating activities	7,373	-	-	7,373
Net cash provided by investing activities	12,449	-	-	12,449
Net cash (used in) financing activities	(4,329)	-	-	(4,329)
Net increase in cash and cash equivalents	15,493	-	-	15,493

Contract balances

The following table provides information about receivables and contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

December 23, 2018
Receivables (a)	$480
Deferred franchise fees (b)	$3,076

(a)	Receivables of $80 and $400 are included in Accounts and other receivables, net and Long term contractual accounts receivable, respectively.
(b)	Deferred franchise fees of $319 and $2,757 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

Thirty-nine Weeks Ended
December 23, 2018
Deferred franchise fees at beginning of period (a)	$3,139
Additions to deferred revenue	830
Revenue recognized during the period	(350)
Deferred franchise fees at end of period	$3,619

(a)	Includes the cumulative effect of adopting ASC 606 of $2,735.

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2019 (a)	$80
2020	318
2021	309
2022	299
2023	259
Thereafter	2,354
Total	$3,619

(a)

Represents franchise fees expected to be recognized for the remainder of the 2019 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $350 of franchise fee revenue recognized for the thirty-nine weeks ended December 23, 2018.

We have applied the optional exemption, as provided for under ASC 606, which allows us not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

NOTE C – NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2016, the FASB issued new guidance on the measurement of credit losses, which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2019. This standard is required to take effect in Nathan’s first quarter (June 2020) of our fiscal year ending March 28, 2021. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The standard is required to take effect in Nathan’s first quarter (June 2019) of our fiscal year ending March 29, 2020. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The guidance requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative period financial statements and recognizing a cumulative effect adjustment to the opening balance sheet of accumulated deficit at April 1, 2019. The new guidance also provides several practical expedients and policies that companies may elect under either transition method. We currently expect to apply the alternative transition method and elect the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. We do not expect to elect the practical expedient that permits a reassessment of lease terms for existing leases and are continuing to evaluate other practical expedients and elections specified in the new guidance. Progress implementing the new standard to date includes completing an initial scoping analysis and data gathering process for our current lease portfolio. We are finalizing the review of information for completeness of the lease portfolio, analyzing the financial statement impact of adopting the standards, and evaluating the impact of adoption on our existing accounting policies and disclosures. As of December 23, 2018, there were $10,043,000 in future minimum rental payments for operating leases that are not currently recorded on our balance sheet; therefore, we expect this new guidance will have a material impact on our consolidated balance sheets and related disclosures. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of earnings and statement of cash flows.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 23, 2018 and December 24, 2017, respectively.

Thirteen weeks
					Net Income (Loss)
	Net Income (Loss)		Number of Shares		Per Share
	2018	2017	2018	2017	2018	2017
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$9,722	$(3,779)	4,187	4,185	$2.32	$	(0.90)
Effect of dilutive employee stock options	-	-	34	-	(0.02)		-
Diluted EPS
Diluted calculation	$9,722	$(3,779)	4,221	4,185	$2.30	$	(0.90)

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2018	2017	2018	2017	2018	2017
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$19,001	$2,263	4,187	4,180	$4.54	$0.54
Effect of dilutive employee stock options	-	-	39	39	(0.04)	-
Diluted EPS
Diluted calculation	$19,001	$2,263	4,226	4,219	$4.50	$0.54

Options to purchase 10,000 shares of common stock in the thirteen and thirty-nine week periods ended December 23, 2018 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the periods.

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

The Company’s long-term debt had a face value of $150,000,000 as of December 23, 2018 and a fair value of $147,000,000 as of December 23, 2018. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period, which we classify as Level 2.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 23, 2018, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE F – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 23,	March 25,
	2018	2018

Branded product sales	$6,641	$7,604
Franchise and license royalties	2,367	2,767
Other	1,141	599
	10,149	10,970

Less: allowance for doubtful accounts	560	468
Accounts and other receivables, net	$9,589	$10,502

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 23, 2018 and the fiscal year ended March 25, 2018 are as follows (in thousands):

	December 23, 2018	March 25, 2018

Beginning balance	$468	$457
Reclassification to conform with ASC 606	77	-
Bad debt expense	48	34
Accounts written off	(33)	(23)
Ending balance	$560	$468

NOTE G – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 23,	March 25,
	2018	2018

Income taxes	$-	$1,624
Insurance	213	266
Other	390	983
Total prepaid expenses and other current assets	$603	$2,873

NOTE H – SALE OF PROPERTY AND EQUIPMENT

On October 23, 2018, the Company completed the sale of its Company-owned restaurant located in Bay Ridge, Brooklyn, New York for proceeds of $11,445,000, net of direct expenses, and recorded a gain of $10,821,000, which represented the excess of the proceeds, less costs to sell of $33,000, over the carrying value on that date. The Company continued operating the restaurant under a Surrender Agreement with the purchaser until January 6, 2019 and surrendered the property to the purchaser on January 22, 2019.

On August 9, 2018, the Company completed the sale of its regional office building located in Fort Lauderdale, Florida for proceeds of $1,330,000, net of direct expenses, and recorded a gain of $306,000, which represented the excess of the proceeds, less costs to sell of $17,000, over the carrying value on that date.

NOTE I – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 23,	March 25,
	2018	2018
Payroll and other benefits	$2,499	$2,733
Accrued rebates	1,008	1,541
Rent and occupancy costs	143	200
Deferred revenue	12	780
Construction costs	60	68
Interest	1,443	3,948
Professional fees	173	157
Sales, use and other taxes	3,112	80
Dividend payable	-	150
Deposit payable	-	1,201
Other	225	390
Total accrued expenses and other current liabilities	$8,675	$11,248

Other liabilities consist of the following (in thousands):

	December 23,	March 25,
	2018	2018
Reserve for uncertain tax positions	$491	$467
Deferred rental liability	675	677
Other	211	211
Total other liabilities	$1,377	$1,355

NOTE J – REVENUES

The Company’s disaggregated revenues for the thirteen and thirty-nine weeks ended December 23, 2018 and December 24, 2017 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 23, 2018	December 24, 2017 (1)	December 23, 2018	December 24, 2017 (1)

Branded Products	$12,453	$14,674	$44,308	$50,741
Company-operated restaurants	1,951	2,031	12,140	12,586
Total sales	14,404	16,705	56,448	63,327

License royalties	4,316	4,228	18,160	17,393

Royalties	805	963	2,906	3,293
Franchise fees	106	125	348	282
Total franchise fees and royalties	911	1,088	3,254	3,575

Advertising fund revenue	591	-	1,858	-

Total revenues	$20,222	$22,021	$79,720	$84,295

(1) As disclosed in Note B, prior period amounts have not been adjusted under the modified retrospective method of adoption of ASC 606.

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017

United States	$19,546	$20,209	$77,022	$78,852
International	676	1,812	2,698	5,443
Total revenues	$20,222	$22,021	$79,720	$84,295

NOTE K – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted which among other provisions, reduced the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminated the corporate Alternative Minimum Tax. The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year. Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year. Disallowed interest will have an indefinite carryforward. The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the Tax Act intended to allow businesses to immediately expense the full cost of Qualified Improvement Property. However, the law as written does not permit restaurant companies to take advantage of the laws’ intention. Nathan’s determined that its blended federal tax rate was 31% for its fiscal year ending March 25, 2018, as a result of the Tax Act.

The income tax provisions for the thirty-nine week periods ended December 23, 2018 and December 24, 2017 reflect effective tax rates of 27.8% and 21.5%, respectively. The Company’s tax rate reflects the reduction in our Federal income tax rate from 31% to 21% pursuant to the Tax Act. During the quarter ended December 24, 2017, pursuant to Staff Accounting Bulletin #118, Nathan’s determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company recognized the effect(s) of the Tax Act on current and deferred income taxes in its financial statements. Nathan’s recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $436,000 or 1,510 BPS during the thirty-nine weeks ended December 24, 2017, lowering its effective tax rate from 36.6% to 21.5%.

Nathan’s effective tax rates for the thirty-nine week periods ended December 23, 2018 and December 24, 2017 were also reduced by 20 BPS and 670 BPS, respectively, as a result of the tax benefits associated with stock compensation. For the thirty-nine week periods ended December 23, 2018 and December 24, 2017, excess tax benefits of $47,000 and $194,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes.

The amount of unrecognized tax benefits at December 23, 2018 was $249,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 23, 2018, Nathan’s had $242,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review has been completed; Nathan’s has accepted the findings and settled the matter in the second quarter fiscal 2019. The effects of the review, which were not significant, have been factored into the Company’s effective tax rate for fiscal 2019.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 29.0% excluding the impact of any discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. In addition, the ultimate benefit of the Tax Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by deduction limitations and other provisions included in further guidance and regulations.

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

Product licensing – This segment derives revenue, primarily in the form of royalties, from licensing a broad variety of Nathan’s Famous branded products, including our hot dogs, sausage and corned beef products, frozen French fries and additional products through retail grocery channels and club stores throughout the United States.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017

Revenues
Branded Product Program	$12,453	$14,674	$44,308	$50,741
Product licensing	4,316	4,228	18,160	17,393
Restaurant operations	2,862	3,119	15,394	16,161
Corporate (1)	591	-	1,858	-
Total revenues	$20,222	$22,021	$79,720	$84,295

Income from operations
Branded Product Program	$2,464	$2,924	$7,725	$7,888
Product licensing	4,270	4,182	18,023	17,257
Restaurant operations	(112)	(21)	2,733	3,209
Corporate	(1,726)	(1,715)	(6,018)	(5,800)
Income from operations	$4,896	$5,370	$22,463	$22,554

Gain on sale of property and equipment	10,821	-	11,177	-
Loss on debt extinguishment	-	(8,872)	-	(8,872)
Interest expense	(2,650)	(3,650)	(7,951)	(10,976)
Interest income	277	44	453	114
Other income, net	5	22	189	64
Income (loss) before provision (benefit) for income taxes	$13,349	$(7,086)	$26,331	$2,884

(1)	Represents advertising fund revenue

NOTE M– SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 23, 2018 and December 24, 2017 was $29,000 and $99,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 23, 2018 and December 24, 2017 was $133,000 and $298,000, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of December 23, 2018, there was $314,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately thirty-three months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017

Stock options	$21	$38	$81	$114
Restricted stock	8	61	52	184
Total compensation cost	$29	$99	$133	$298

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

During the thirty-nine week period ended December 23, 2018, the Company granted options to purchase 10,000 shares at an exercise price of $89.90 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a three year period commencing September 12, 2019.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine weeks ended December 23, 2018, are as follows:

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

Transactions with respect to stock options for the thirty-nine weeks ended December 23, 2018 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 25, 2018 fiscal year (A)	68,498	$33.438	1.36	$2,648
Granted	10,000	89.900	4.72	-
Exercised	(4,030)	33.438	-	224
Options outstanding at December 23, 2018	74,468	$41.020	1.17	$1,912

Options exercisable at December 23, 2018	64,468	$33.438	0.62	$1,912

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s 2015 and 2017 special dividends.

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 23, 2018 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 25, 2018	5,000	$49.80
Granted	1,000	89.90
Vested	(5,000)	(49.80)
Unvested restricted stock at December 23, 2018	1,000	$89.90

During the thirty-nine week period ended December 23, 2018, the Company granted 1,000 shares of restricted stock at a fair value of $89.90 per share representing the closing price on the date of the grant, which will be fully vested three years from the date of grant. The restrictions on the shares lapse ratably over a three-year period on the annual anniversary of the date of grant. The compensation expense related to this restricted stock award is expected to be $89,900 and will be recognized, commencing on the grant date, over three years.

NOTE N– STOCKHOLDERS’ EQUITY

1. Dividends

On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. Through December 23, 2018, the Company declared and paid three regular quarterly dividends of $0.25 per common share aggregating $3,139,000.

Effective February 1, 2019, the Board declared its fourth quarterly cash dividend of $0.25 per share which is payable on March 22, 2019 to stockholders of record as of the close of business on March 11, 2019.

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

2. Common Stock Purchase Rights

On June 5, 2013, Nathan’s adopted a stockholder rights plan (the “2013 Rights Plan”) under which all stockholders of record as of June 17, 2013 received rights to purchase shares of common stock.

On June 14, 2018, the Company and American Stock Transfer and Trust Company, LLC, the Rights Agent, amended the 2013 Rights Plan. The Amendment postponed the expiration date to September 30, 2018, at which time it terminated.

3. Stock Repurchase Programs

During the thirty-nine week period ended December 23, 2018, Nathan’s repurchased 14,390 shares of its common stock at a cost of approximately $1.0 million pursuant to its sixth stock repurchase program.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 23, 2018, Nathan’s had repurchased 954,132 shares at a cost of $30,641,000 under the sixth stock repurchase plan. At December 23, 2018, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

During the period from October 2001 through December 23, 2018, Nathan’s purchased 5,141,763 shares of common stock at a cost of approximately $78,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors.

NOTE O – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 23,	March 25,
	2018	2018

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(4,724)	(5,242)
Long-term debt, net	$145,276	$144,758

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

The terms and conditions of the 2025 Notes are as follows:

There are no financial maintenance covenants associated with the 2025 Notes. As of December 23, 2018, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

If the Company sells certain collateralized assets and does not use the net proceeds as required, the Company will be required to use such net proceeds to repurchase the 2025 Notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest penalty, if any, to the date of repurchase.

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

NOTE Q - RELATED PARTY TRANSACTION

A subsidiary of a firm to which the Company's Executive Chairman of the Board is the President and Chief Executive Officer, received ordinary and customary real estate brokerage commissions aggregating approximately $72,000 in connection with the sale of the Florida regional office during the fiscal 2019 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., economic, weather (including the effects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during Summer months), and changes in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the impact of our debt service and repayment obligations under the 2025 Notes; the impact of the Tax Cuts and Jobs Act (the “Tax Act”); the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 25, 2018, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At December 23, 2018, our restaurant system consisted of 261 Nathan’s franchised units, including 119 Branded Menu units, and five Company-owned units (including one seasonal unit), one of which was closed on January 6, 2019, located in 22 states, and 13 foreign countries. At December 24, 2017, our restaurant system consisted of 285 units comprised of 280 Nathan’s franchised units, including 124 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 19 states, and 12 foreign countries.

Nathan’s is also the owner of the Arthur Treacher’s brand and continues to seek to co-brand within its restaurant system. Currently there are also seven locations operating under our Arthur Treacher’s Branded Menu Program agreement.

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

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem (the “Redemption”) the Company’s 10.000% Senior Secured Notes due 2020 (the “2020 Notes”), paid a portion of the special $5.00 cash dividend and used any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum, reducing its cash interest expense by $3,562,500 per annum as compared to our annual interest requirements under the 2020 Notes. Nathan’s expects to incur annual amortization of debt issuance costs of approximately $691,000 through November 1, 2025. The impact of the reduced interest expense, resulting from the refinancing, and the loss on debt extinguishment on net income have been reflected in our results for the thirteen and thirty-nine week periods ended December 23, 2018 and December 24, 2017.

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

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA which excludes (i) interest expense; (ii) provision (benefit) for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding loss on debt extinguishment and stock-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(unaudited)		(unaudited)

Net income (loss)	$9,722	$(3,779)	$19,001	$2,263
Interest expense	2,650	3,650	7,951	10,976
Provision (benefit) for income taxes	3,627	(3,307)	7,330	621
Depreciation and amortization	278	320	962	1,055
EBITDA	16,277	(3,116)	35,244	14,915

Loss on debt extinguishment	-	8,872	-	8,872
Stock-based compensation	29	99	133	298
Adjusted EBITDA	$16,306	$5,855	$35,377	$24,085

Results of Operations

Thirteen weeks ended December 23, 2018 compared to thirteen weeks ended December 24, 2017

Revenues

Total sales decreased by 13.8% to $14,404,000 for the thirteen weeks ended December 23, 2018 (“third quarter fiscal 2019”) as compared to $16,705,000 for the thirteen weeks ended December 24, 2017 (“third quarter fiscal 2018”). Foodservice sales from the Branded Product Program decreased by 15.1% to $12,453,000 for the third quarter fiscal 2019 as compared to sales of $14,674,000 in the third quarter fiscal 2018. Our average selling prices decreased by approximately 4.3% as a result of our pricing strategy, which is more closely correlated to the cost of beef which decreased by approximately 5.5%, during the third quarter fiscal 2019 as compared to the third quarter fiscal 2018. During the third quarter fiscal 2019, the volume of business decreased by approximately 10.5%.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter fiscal 2019, distribution reverted to our traditional methodology, which caused the re-distributor to reduce their inventory purchased from us. We estimate that excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments increased by approximately 2.1% during the third quarter fiscal 2019. Total Company-owned restaurant sales were $1,951,000 during the third quarter fiscal 2019 compared to $2,031,000 during the third quarter fiscal 2018.

License royalties were $4,316,000 in the third quarter fiscal 2019 as compared to $4,228,000 in the third quarter fiscal 2018. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail were $3,741,000 for the third quarter fiscal 2019 as compared to $3,680,000 in the third quarter fiscal 2018. We earned $44,000 from John Morrell & Co. from new products, other than hot dogs, during the third quarter fiscal 2019. Retail royalties increased volume by 5.4% during the third quarter fiscal 2019 as compared to the third quarter fiscal 2018, which was offset by a decrease in average selling prices of approximately 5.4%, on which our royalties are calculated. Beginning in fiscal 2019, we agreed to reduce the royalty rate earned on the foodservice business with John Morrell & Co., on sales of hot dogs to Sam’s Club, in an attempt to secure additional business. As a result of these actions, we secured additional business which increased royalties by $35,000 as compared to the third quarter fiscal 2018. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $27,000 during the third quarter fiscal 2019 as compared to the third quarter fiscal 2018.

Franchise fees and royalties were $911,000 in the third quarter fiscal 2019 as compared to $1,088,000 in the third quarter fiscal 2018. Total royalties were $805,000 in the third quarter fiscal 2019 as compared to $963,000 in the third quarter fiscal 2018. Royalties earned under the Branded Menu program were $167,000 in the third quarter fiscal 2019 as compared to $259,000 in the third quarter fiscal 2018. Royalties earned under the Branded Menu Program are based upon product purchases and not a percentage of restaurant sales. Traditional franchise royalties were $638,000 in the third quarter fiscal 2019 as compared to $704,000 in the third quarter fiscal 2018. Franchise restaurant sales decreased to $14,158,000 in the third quarter fiscal 2019 as compared to $15,596,000 in the third quarter fiscal 2018 primarily due to the impact of units closed in the previous fiscal year partly offset by a 2.8% increase in comparable domestic sales.

Comparable domestic franchise sales (consisting of 84 Nathan’s outlets), excluding sales under the Branded Menu Program were $11,413,000 in the third quarter fiscal 2019 as compared to $11,098,000 in the third quarter fiscal 2018.

At the beginning of fiscal 2019 we adopted ASC 606. Footnote B in the accompanying Consolidated Financial Statements provides a full explanation of this new accounting standard. The most significant component of this new standard affects the timing that Nathan’s recognizes franchise fees. Franchise fee income is now recorded into income on a prorated basis over the term of the franchise agreement as compared to previously recording the full franchise fee into income upon the opening of a new restaurant.

At December 23, 2018, 261 domestic and international franchised or Branded Menu Program franchise outlets were operating compared to 280 domestic and international franchised or Branded Menu Program franchise outlets at December 24, 2017. Total franchise fee income, including cancellations, was $106,000 in the third quarter fiscal 2019 compared to $125,000 in the third quarter fiscal 2018. Domestic franchise fee income was $38,000 in the third quarter fiscal 2019 compared to $33,000 in the third quarter fiscal 2018. Cancellations of $26,000 were recorded in the third quarter fiscal 2019. International franchise fee income was $42,000 in the third quarter fiscal 2019 compared to $92,000 during the third quarter fiscal 2018.

Advertising fund revenue, after eliminating Company contributions, was $591,000 during the third quarter fiscal 2019. Pursuant to the adoption of ASC 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting and has also recorded a separate Advertising fund expense. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Costs and Expenses

Overall, our cost of sales decreased by 15.0% to $10,660,000 in the third quarter fiscal 2019 as compared to $12,537,000 in the third quarter fiscal 2018. Our gross profit (representing the difference between sales and cost of sales) decreased to $3,744,000 or 26.0% of sales during the third quarter fiscal 2019 as compared to $4,168,000 or 24.9% of sales during the third quarter fiscal 2018. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants partly offset by higher other commodity costs and higher labor costs at the Company-owned restaurants due to the annual increases in the New York minimum wages and other labor regulations.

Cost of sales in the Branded Product Program decreased by approximately $1,813,000 during the third quarter fiscal 2019 period as compared to the third quarter fiscal 2018 period, primarily due to the 5.5% decrease in the average cost per pound of our hot dogs and the 10.5% decrease in the volume of product sold discussed above. We did not make any purchase commitments of beef during the fiscal 2019 and 2018 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2019 was $1,308,000 or 67.0% of restaurant sales, as compared to $1,372,000 or 67.5% of restaurant sales in the third quarter fiscal 2018 primarily due to lower beef costs offset by the impact of higher labor costs principally associated with the effects of the New York State minimum wage increase. Lower beef costs were also offset by higher seafood and other food costs during the third quarter fiscal 2019. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State, other labor regulations and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $766,000 in the third quarter fiscal 2019 as compared to $760,000 in the third quarter fiscal 2018. The increase in restaurant operating costs results primarily from higher home delivery costs, insurance and occupancy costs.

Depreciation and amortization was $278,000 in the third quarter fiscal 2019 as compared to $320,000 in the third quarter fiscal 2018.

General and administrative expenses were $3,031,000 in the third quarter fiscal 2019 as compared to $3,034,000 in the third quarter fiscal 2018. The decrease in general and administrative expenses was primarily attributable to lower professional fees and lower occupancy costs after selling the Florida office, partly offset by higher compensation and marketing costs.

Advertising fund expense was $591,000 during the third quarter fiscal 2019. Pursuant to the adoption of ASC 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Other Items

Gain on sale of property and equipment of $10,821,000 reflects the gain on the sale of its Company-owned restaurant located in Bay Ridge, Brooklyn, NY.

Interest expense of $2,650,000 in the third quarter fiscal 2019 represented accrued interest of $2,478,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $172,000. Interest expense of $3,650,000 in the third quarter fiscal 2018 represented interest of $1,847,000 on the 2020 Notes at 10.000% per annum, $1,470,000 accrued interest on the 2025 Notes and total amortization of debt issuance costs of $333,000.

Interest income was $277,000 for the third quarter fiscal 2019 as compared to $44,000 in the third quarter fiscal 2018.

Other income primarily relates to sublease income from a franchised restaurant which was $22,000 in the third quarter fiscal 2019 and $22,000 in the third quarter fiscal 2018.

In connection with the third quarter fiscal 2018 refinancing of the 2020 Notes, the Company recorded a loss on early extinguishment of debt of $8,872,000 that primarily reflects a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

Provision for Income Taxes

On December 22, 2017, the Tax Act was enacted which among other provisions, reduced the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminated the corporate Alternative Minimum Tax. The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year. Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year. Disallowed interest will have an indefinite carryforward. The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the Tax Act intended to allow businesses to immediately expense the full cost of Qualified Improvement Property. However, the law as written does not permit restaurant companies to take advantage of the laws’ intention.

The income tax provision for the thirteen week period ended December 23, 2018 was $3,627,000 or 27.2% of earnings before income taxes as compared to the income tax benefit of $(3,307,000) or 46.7% of loss before income taxes for the thirteen week period ended December 24, 2017.

The Company’s Federal tax rate was reduced to 21% during the thirteen weeks ended December 23, 2018 as compared to its blended rate of 31% during the thirteen weeks ended December 24, 2017, pursuant to the Tax Act.

During the quarter ended December 24, 2017, pursuant to Staff Accounting Bulletin #118, Nathan’s determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company recognized the effect(s) of the Tax Act on current and deferred income taxes in its financial statements. Nathan’s recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which increased the income tax benefit by $436,000 during the thirteen weeks ended December 24, 2017.

Results of Operations

Thirty-nine weeks ended December 23, 2018 compared to thirty-nine weeks ended December 24, 2017

Revenues

Total sales decreased by 10.9% to $56,448,000 for the thirty-nine weeks ended December 23, 2018 (“fiscal 2019 period”) as compared to $63,327,000 for the thirty-nine weeks ended December 24, 2017 (“fiscal 2018 period”). Foodservice sales from the Branded Product Program decreased by 12.7% to $44,308,000 for the fiscal 2019 period as compared to sales of $50,741,000 in the fiscal 2018 period. Our average selling prices decreased by approximately 5.5% as a result of our pricing strategy, which is more closely correlated to the cost of beef which decreased by approximately 8.7%, during the fiscal 2019 period as compared to the fiscal 2018 period. During the fiscal 2019 period, the volume of business decreased by approximately 7.6%.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter of fiscal 2019, distribution reverted to our traditional methodology, which caused the re-distributor to reduce their inventory purchased from us. We estimate that excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments increased by approximately 1.5% during the fiscal 2019 period.  Total Company-owned restaurant sales were $12,140,000 during the fiscal 2019 period compared to $12,586,000 during the fiscal 2018 period due to lower sales at our Coney Island locations principally during April 2018 and the summer of 2018 when the weather was exceptionally unfavorable in the Northeastern United States.

License royalties were $18,160,000 in the fiscal 2019 period as compared to $17,393,000 in the fiscal 2018 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail increased 4.3% to $16,536,000 for the 2019 fiscal period as compared to $15,853,000 in the fiscal 2018 period. The increase is due to a 3.8% increase in volume during the fiscal 2019 period as compared to the fiscal 2018 period. Beginning in fiscal 2019, we agreed to reduce the royalty rate earned on the foodservice business with John Morrell & Co., substantially on sales of hot dogs to Sam’s Club, in an attempt to secure additional business. Overall, we earned higher royalties of $12,000 as compared to the fiscal 2018 period. We also earned $142,000 from John Morrell & Co. from new products, other than hot dogs, during the fiscal 2019 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $84,000 during the fiscal 2019 period as compared to the fiscal 2018 period.

Franchise fees and royalties were $3,254,000 in the fiscal 2019 period as compared to $3,575,000 in the fiscal 2018 period. Total royalties were $2,906,000 in the fiscal 2019 period as compared to $3,293,000 in the fiscal 2018 period. Royalties earned under the Branded Menu program were $649,000 in the fiscal 2019 period as compared to $873,000 in the fiscal 2018 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $2,257,000 in the fiscal 2019 period as compared to $2,420,000 in the fiscal 2018 period. Franchise restaurant sales decreased to $50,090,000 in the fiscal 2019 period as compared to $54,737,000 in the fiscal 2018 period primarily due to the impact of units closed between the fiscal years and a 0.5% decrease in comparable domestic sales. Comparable domestic franchise sales (consisting of 84 Nathan’s outlets), excluding sales under the Branded Menu Program were $39,561,000 in the fiscal 2019 period as compared to $39,760,000 in the fiscal 2018 period.

At the beginning of the fiscal 2019 period we adopted ASC 606. Footnote B in the accompanying Consolidated Financial Statements provides a full explanation of this new accounting standard. The most significant component of this new standard affects the timing that Nathan’s recognizes franchise fees. Franchise fee income is now recorded into income on a prorated basis over the term of the franchise agreement as compared to previously recording the full franchise fee into income upon the opening of a new restaurant.

At December 23, 2018, 261 domestic and international franchised or Branded Menu Program franchise outlets were operating compared to 280 domestic and international franchised or Branded Menu Program franchise outlets at December 24, 2017. Total franchise fee income, including cancellations, was $348,000 in the fiscal 2019 period compared to $282,000 in the fiscal 2018 period. Domestic franchise fee income was $117,000 in the fiscal 2019 period compared to $140,000 in the fiscal 2018 period. International franchise fee income was $127,000 in the fiscal 2019 period compared to $132,000 during the fiscal 2018 period. Cancellation fees, were $104,000 in the fiscal 2019 period compared to $10,000 during the fiscal 2018 period. During the fiscal 2019 period, total franchise fees would have been $104,000, under the previous revenue recognition guidance. During the fiscal 2019 period, 12 new franchised outlets opened including five international locations and four new Branded Menu Program outlets opened. During the fiscal 2018 period, 35 new franchised outlets opened, including 13 international locations, and 17 Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $1,858,000 during the fiscal 2019 period. Pursuant to the adoption of ASC 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting and has also recorded a separate Advertising fund expense. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Costs and Expenses

Overall, our cost of sales decreased by 13.8% to $41,266,000 in the fiscal 2019 period as compared to $47,853,000 in the fiscal 2018 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $15,182,000 or 26.9% of sales during the fiscal 2019 period as compared to $15,474,000 or 24.4% of sales during the fiscal 2018 period. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants partly offset by higher other commodity costs and higher labor costs at the Company-owned restaurants due to the annual increases in the New York minimum wages and other labor regulations.

Cost of sales in the Branded Product Program decreased by approximately $6,443,000 during the fiscal 2019 period as compared to the fiscal 2018 period, primarily due to the 8.7% decrease in the average cost per pound of our hot dogs and the 7.6% decrease in the volume of product sold discussed above. We did not make any purchase commitments of beef during the fiscal 2019 and 2018 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2019 period was $6,743,000 or 55.5% of restaurant sales, as compared to $6,887,000 or 54.7% of restaurant sales in the fiscal 2018 period primarily due to lower beef costs offset by the impact of higher labor costs principally associated with the effects of the New York State minimum wage increase. Lower beef costs were also offset by higher seafood and other food costs during the fiscal 2019 period. We expect that our labor costs going forward will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State, other labor regulations and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $2,817,000 in the fiscal 2019 period as compared to $2,769,000 in the fiscal 2018 period. The increase in restaurant operating costs results primarily from higher home delivery costs, occupancy costs and insurance.

Depreciation and amortization was $962,000 in the fiscal 2019 period as compared to $1,055,000 in the fiscal 2018 period as a result of lower capital spending and the sales of the Florida office and the Company-owned restaurant located in Bay Ridge, Brooklyn, NY.

General and administrative expenses increased by $290,000 or 2.9% to $10,354,000 in the fiscal 2019 period as compared to $10,064,000 in the fiscal 2018 period. The increase in general and administrative expenses was primarily attributable to higher marketing expenses, compensation expense of $73,000 and professional fees. We incurred professional fees of approximately $38,000 to implement ASC 606 and we were also required to expense approximately $110,000 of legal fees as a result of the adoption of ASC 606, which would have previously been offset against franchise fee revenue. We also incurred higher legal fees in connection with the sale of two Company-owned properties.

Advertising fund expense was $1,858,000 during the fiscal 2019 period. Pursuant to the adoption of ASC 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting. Prior to the adoption of ASC 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Other Items

Gain on sale of property and equipment of $11,177,000 relates to (i) the gain on the sale of its Company-owned restaurant located in Bay Ridge, Brooklyn, NY and (ii) the gain on the sale of our Florida office.

In connection with the fiscal 2018 refinancing of the 2020 Notes, the Company recorded a loss on early extinguishment of debt of $8,872,000, that primarily reflects a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

Interest expense of $7,951,000 in the fiscal 2019 period represented accrued interest of $7,433,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $518,000. Interest expense of $10,976,000 in the fiscal 2018 period represents interest of $8,574,000 on the 2020 Notes at 10.000% per annum, $1,470,000 accrued interest on the 2025 Notes and total amortization of debt issuance costs of $932,000.

Interest income was $453,000 for the fiscal 2019 period as compared to $114,000 in the fiscal 2018 period.

Other income primarily relates to (i) a fee of $175,000 to extend the closing date of the sale of our restaurant located in Bay Ridge, Brooklyn, NY by three months and (ii) sublease income from a franchised restaurant which was $64,000 in the fiscal 2019 period and $64,000 in the fiscal 2018 period.

Provision for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted which among other provisions, reduced the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminated the corporate Alternative Minimum Tax. The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year. Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year. Disallowed interest will have an indefinite carryforward. The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the Tax Act intended to allow businesses to immediately expense the full cost of Qualified Improvement Property. However, the law as written does not permit restaurant companies to take advantage of the laws’ intention. Nathan’s determined that its blended federal tax rate was 31% for its fiscal year ending March 25, 2018, as a result of the Tax Act.

The income tax provisions for the thirty-nine week periods ended December 23, 2018 and December 24, 2017 reflect effective tax rates of 27.8% and 21.5%, respectively. The Company’s tax rate reflects the reduction in our Federal income tax rate from 31% to 21% pursuant to the Tax Act. During the quarter ended December 24, 2017, Pursuant to Staff Accounting Bulletin #118, Nathan’s determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company recognized the effect(s) of the Tax Act on current and deferred income taxes in its financial statements. Nathan’s recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $436,000 or 1,510 BPS during the thirty-nine weeks ended December 24, 2017, lowering its effective tax rate from 36.6% to 21.5%.

Nathan’s effective tax rates for the thirty-nine week periods ended December 23, 2018 and December 24, 2017 were also reduced by 20 BPS and 670 BPS, respectively, as a result of the tax benefits associated with stock compensation. For the thirty-nine week periods ended December 23, 2018 and December 24, 2017, excess tax benefits of $47,000 and $194,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes.

The amount of unrecognized tax benefits at December 23, 2018 was $249,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 23, 2018, Nathan’s had $242,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review has been completed; Nathan’s has accepted the findings and settled the matter in the second quarter fiscal 2019. The effects of the review, which were not significant, have been factored into the Company’s effective tax rate for fiscal 2019.

Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 29.0% excluding the impact of any discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. In addition, the ultimate benefit of the Tax Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by deduction limitations and other provisions included in further guidance and regulations.

Off-Balance Sheet Arrangements

Nathan’s did not have any open purchase commitments for hot dogs outstanding as of December 23, 2018. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 23, 2018 aggregated $72,832,000, increasing by $15,493,000 during the fiscal 2019 period as compared to cash of $57,339,000 at March 25, 2018. Net working capital increased to $70,673,000 from $53,702,000 at March 25, 2018. On November 1, 2018, we paid our second semi-annual interest payment of $4,968,750 for fiscal 2019. We paid our third quarter dividend of $1,045,000 on December 14, 2018.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note O – Long Term Debt in the accompanying Consolidated Financial Statements, for a summary of the Company’s refinancing.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are $4,968,750. During the thirty-nine week period ended December 23, 2018, we paid interest of $4,968,750 each on May 1, 2018 and November 1, 2018 for the 2025 Notes. The 2025 Notes have no scheduled principal amortization payments prior to their final maturity on November 1, 2025.

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

As of December 23, 2018, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Cash provided by operations of $7,373,000 in the fiscal 2019 period is primarily attributable to net income of $19,001,000 in addition to other non-cash operating expenses of $1,681,000, offset by gains from the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn, NY and our Florida office of $11,177,000 and changes in other operating assets and liabilities of $2,132,000. Non-cash operating expenses consist principally of $962,000 depreciation and amortization, $518,000 amortization of debt issuance costs and $47,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of share-based payments to employees. In the fiscal 2019 period, accounts and other receivables decreased by $865,000 primarily due to lower receivables from Branded Product Program sales of $963,000, lower license royalties of $382,000, partly offset by increased seasonal advances to the Advertising Fund of $444,000. In the fiscal 2019 period, prepaid expenses and other current assets decreased by $2,270,000 due principally to the reduction of prepaid income taxes of $1,624,000 which were deposited in fiscal 2018, prior to the successful debt refinancing that have been applied to current year earnings and the utilization of various prepaid operating expenses of $646,000. The decrease in accounts payable, accrued expenses and other current liabilities of $5,196,000 is primarily due the reduction in accounts payable of $2,726,000 due principally to seasonal fluctuations, reduced accrued interest of $2,505,000, application of deposits payable of $1,201,000 toward proceeds from the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn, NY, accrued benefits of $234,000 due primarily to the payment of prior year incentive compensation, and reductions in deferred revenue of $768,000 and accrued rebates of $533,000 and higher taxes payable of $3,032,000.

Cash provided by investing activities of $12,449,000 in the fiscal 2019 period primarily represents net proceeds received from the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn, NY of $11,445,000, as well as the sale of our regional Florida office of $1,330,000, partially offset by capital expenditures incurred for our Branded Product Program and select restaurant improvements of $326,000.

Cash used in financing activities of $4,329,000 in the fiscal 2019 period relates primarily to the payments of the Company’s regular $0.25 per share cash dividend of $3,139,000. During the fiscal 2019 period, Nathan’s repurchased 14,390 shares of common stock for $1,000,000. The Company also paid $174,000 for withholding taxes on the net share vesting of employee restricted stock and dividends of $150,000 relating to the previously declared special cash dividend in connection with the vesting of 5,000 shares of the Company’s restricted stock. The Company also received $134,000 of proceeds from the exercise of stock options.

During the period from October 2001 through December 23, 2018, Nathan’s purchased 5,141,763 shares of its common stock at a cost of approximately $78,303,000 pursuant to stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,250,663 shares at a total cost of approximately $71,145,000, reducing the number of shares then-outstanding by 54.0%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of the Company’s common stock on behalf of the Company. As of December 23, 2018, Nathan’s has repurchased 954,132 shares at a cost of $30,641,000 under the sixth stock repurchase plan. At December 23, 2018, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.

As discussed above, we had cash and cash equivalents at December 23, 2018 aggregating $72,832,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. Through December 23, 2018, we have declared and paid three quarterly dividend distributions totaling $3,139,000.

Effective February 1, 2019, the Board declared its fourth quarterly cash dividend of $0.25 per share which is payable on March 22, 2019 to stockholders of record as of the close of business on March 11, 2019. Our ability to pay future dividends is limited by the terms of the Indenture for the 2025 Notes. In addition, the payment of any cash dividends in the future, are subject to final determination of the Board and will be dependent upon our earnings and financial requirements. We may also return capital to our stockholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock-repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 31, 2019, we are required to make interest payments of $9,937,500, all of which have been made as of November 1, 2018. During the fiscal year ending March 29, 2020, we will be required to make interest payments of $9,937,500.

Management believes that available cash and cash equivalents, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and provide for our quarterly stock dividends and any stock repurchases for at least the next 12 months.

At December 23, 2018, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of December 23, 2018 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	5,850	1,500	2,000	1,750	600
Operating Leases	10,043	1,602	2,172	2,189	4,080
Gross Cash Contractual Obligations	165,893	3,102	4,172	3,939	154,680
Sublease Income	1,684	267	490	364	563
Net Cash Contractual Obligations	$164,209	$2,835	$3,682	$3,575	$154,117

a)	Represents the 2025 Notes.

b)	At December 23, 2018, the Company had unrecognized tax benefits of $249,000.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. As such, our market price for hot dogs during our fiscal 2019 period was approximately 8.7% lower than the fiscal 2018 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2019. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

New York State enacted legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase will be phased in differently between New York City and the rest of New York State. Effective December 31, 2018, the minimum wage increased to $15.00 in New York City.

The minimum hourly rate of pay for the remainder of New York State increased to $12.75 on Dec. 31, 2018; and will increase to $13.75 on Dec. 31, 2019; $14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, three of which have operated within New York City that have been affected by this new legislation.

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

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, who work more than 80 hours for the employer. Nathan’s operated three restaurants that have been affected by this new legislation.

Effective November 27, 2017, the City of New York Fair Work Legislation package of bills took effect that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per change, depending on the situation. Sales at our Coney Island restaurants are significantly impacted by weather conditions, particularly during the summer months. We have estimated that the daily penalty could amount to as much as $10,000 per day during the height of the summer season at our two Coney Island restaurants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 23, 2018, Nathan’s cash and cash equivalents aggregated $72,832,000. Earnings on this cash would increase or decrease by approximately $182,000 per annum for each 0.25% change in interest rates.

Borrowings

At December 23, 2018, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. As such, our market price for hot dogs during our fiscal 2019 period was approximately 8.7% lower than the fiscal 2018 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2019. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 23, 2018 would have increased or decreased our cost of sales by approximately $3,656,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 23, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (C)
September 24, 2018 October 21, 2018	-	-	-	260,258
October 22, 2018 November 18, 2018	3,560	$69.95	3,560	256,698
November 19, 2018 December 23, 2018	10,830	$69.29	10,830	245,868
Total	14,390	$69.45	14,390	245,868

A)	Represents the Company’s fiscal periods during the quarter ended December 23, 2018.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 23, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 1, 2019	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2019	By:	/s/ Ronald G. DeVos
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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 23, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statement of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.