Form 10-K
period 2019-03-31
NATHANS FAMOUS INC
filed 2019-06-14
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission File No. 001-35962

NATHAN’S FAMOUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	516-338-8500

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	NATH	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 23, 2018 - was approximately $249,335,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 14, 2019, there were outstanding 4,210,692 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the conclusion of Nathan Famous, Inc.’s fiscal year ended March 31, 2019.

PART I

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1933, as amended, that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “projects”, “may”, “would”, “should”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-K are based upon information available to us on the date of this Form 10-K.

Item 1.	Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp. References to the fiscal 2019 period mean the fiscal year ended March 31, 2019, references to the fiscal 2018 period mean the fiscal year ended March 25, 2018 and references to the fiscal 2017 period mean the fiscal year ended March 26, 2017. In addition, references to the “Notes”, “2025 Notes” or the “2025 Senior Secured Notes” refer to the $150,000,000 6.625% Senior Secured Notes due 2025 and references to the “2020 Notes” or the “2020 Senior Secured Notes” refer to the $135,000,000 10.000% Senior Secured Notes which were redeemed on November 16, 2017.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 78,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in sixteen foreign territories and countries. The Company considers itself to be in the foodservice industry, and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausage and corned beef products, frozen French fries and additional products through retail grocery channels and club stores throughout the United States. As of March 31, 2019, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 63,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

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

We also own, through our subsidiary NF Treacher’s Corp., the Arthur Treacher’s brand and trademarks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. Currently, we operate six Arthur Treacher’s BMP locations.

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

●	continuing to profitably operate our iconic Company-owned restaurants, and opportunistically seek to invest in Company-owned restaurant expansion.

As of March 31, 2019:

●	our Nathan’s Famous restaurant system consisted of 255 franchised units and four Company-owned units (including one seasonal unit) located in 22 states and 14 foreign countries;

●

our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the US Virgin Islands, Guam and Mexico;

●	Nathan’s Famous packaged hot dogs and other products were offered for sale within approximately 63,000 supermarkets and club stores in all 50 states.

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

Restaurant Operations

Currently, our restaurant operations are comprised of 259 Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s and Kenny Rogers Roasters menu items in 37 and 12 units, respectively.

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

Franchise Operations

At March 31, 2019, our Nathan’s franchise system, including our Branded Menu Program, consisted of 255 units operating in 22 states and 14 foreign countries.

Our franchise system includes among its 140 franchisees such well-known companies as HMS Host, Gourmet Dining Services, Inc., CulinArt, National Amusements, Inc., Hershey Entertainment & Resorts Company, and Bruster’s Real Ice Cream. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During the fiscal 2019 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 31, 2019, HMS Host operated 12 franchised outlets, including two units at airports, 9 units within highway travel plazas and one unit within a mall. Additionally, at March 31, 2019, (i) HMS Host operated 47 locations featuring Nathan’s products pursuant to our Branded Product Program, (ii) 35 mobile carts were registered to operate in New York, NY, and (iii) 15 Bruster’s Real Ice Cream shops were selling Nathan’s products under our Branded Menu Program.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal 2019 period, franchisees opened 13 new Nathan’s Famous franchised units in the United States (including 4 Branded Menu Program units), and 5 units internationally.

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

Nathan’s Branded Menu Program

Our Nathan’s Famous Branded Menu Program enables qualified foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, and a limited menu of other Nathan’s products. Under the Branded Menu Program, the operator may use the Nathan’s Famous trademarks on signage and as part of its menu boards. Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials. Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program. The operator provides Nathan’s with a fee and is required to sign a 10-year agreement. Nathan’s does not collect a royalty based on the operator’s sales and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. Instead, the Branded Menu Program operator is required to purchase products from Nathan’s approved distributors and; we earn our royalties from such purchases.

As of March 31, 2019, the Nathan’s Branded Menu Program was comprised of 115 outlets, which included 15 locations within Bruster’s Real Ice Cream shops, a premium ice cream franchisor headquartered in western Pennsylvania.

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

As of March 31, 2019, Arthur Treacher’s, as a co-brand, was included within 37 Nathan’s Famous restaurants. Our primary intention was to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and explore alternative distribution channels for Arthur Treacher’s products. We may seek to expand the opportunity for an Arthur Treacher’s Branded Menu Program in the future. Currently we operate six Arthur Treacher’s BMP locations.

Kenny Rogers Roasters

We have the right to use the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the Nathan’s Famous restaurants existing at April 23, 2008, where the Kenny Rogers products had already been introduced. As of March 31, 2019, the Kenny Rogers brand was being sold within 12 Nathan’s restaurants.

Company-owned Nathan’s Restaurant Operations

As of March 31, 2019, we operated four Company-owned Nathan’s units, including one seasonal location, in New York. Since 2012, we have invested significantly in our Company-owned restaurants. In March 2012, we relocated our seasonal Coney Island Boardwalk restaurant to a more prominent location. Our Coney Island flagship location was rebuilt and re-opened on May 20, 2013 after suffering severe damage as a result of Superstorm Sandy on October 29, 2012. Our Yonkers location was down-sized, relocated and re-opened on November 18, 2013 pursuant to its new lease, and our Oceanside restaurant was also relocated and downsized and re-opened on March 25, 2015. Three of our Company-owned restaurants range in size from approximately 2,650 square feet to 10,000 square feet and have seating to accommodate between 60 and 125 customers. These restaurants are open seven days a week on a year-round basis and are designed to appeal to consumers of all ages. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. We completed the sale of the Company-owned restaurant, including the real estate, in Bay Ridge, Brooklyn, NY in October 2018. The Company continued operating the restaurant under a Surrender Agreement with the purchaser until January 2019.

Two of our Company-owned restaurants have contemporary service areas, seating, signage, and general decor. Our Coney Island restaurant, which first opened in 1916, remains unique in its presentation and operations.

Our Company-owned restaurants typically carry a broader selection of menu items than our franchise restaurants and generally attain sales levels higher than the average of our newer franchise restaurants. The non-core menu items at the Company-owned restaurants, tend to have lower margins than the core menu.

International Development

As of March 31, 2019, Nathan’s Famous franchisees operated 46 units in 14 foreign countries.

During fiscal 2019 our franchisees opened 5 new units internationally, including our first units in Spain and the United Kingdom. Additionally, our franchisees opened one unit each in Kyrgyzstan, Kazakhstan and the Philippines, pursuant to existing development agreements.

We may seek to continue granting exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, and we expect to require that an exclusivity fee be conveyed for these rights. We plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products.

Following is a summary of our international operations for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017: See Item 1A-“Risk Factors.”

	March 31,	March 25,	March 26,
	2019	2018	2017
Total revenue	$3,978,000	$6,540,000	$6,186,000
Gross profit (a)	$1,403,000	$2,264,000	$2,591,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 31, 2019 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Arizona	-	1	1
California	-	1	1
Connecticut	-	4	4
Florida	-	22	22
Georgia	-	7	7
Illinois	-	1	1
Indiana	-	1	1
Kentucky	-	3	3
Maryland	-	3	3
Massachusetts	-	7	7
Missouri	-	1	1
Nevada	-	10	10
New Jersey	-	24	24
New York	4	98	102
North Carolina	-	2	2
Ohio	-	3	3
Pennsylvania	-	10	10
Rhode Island	-	2	2
South Carolina	-	6	6
Texas	-	1	1
Virginia	-	1	1
West Virginia	-	1	1
Domestic Subtotal	4	209	213

International Locations	Company	Franchise (1)	Total (1)

Australia	-	7	7
Dominican Republic	-	5	5
Egypt	-	1	1
Jamaica	-	2	2
Kazakhstan	-	5	5
Kyrgyzstan	-	4	4
Latvia	-	1	1
Malaysia	-	4	4
Panama	-	3	3
Philippines	-	3	3
Russia	-	8	8
Spain	-	1	1
Turkey	-	1	1
United Kingdom	-	1	1
International Subtotal	-	46	46
Grand Total	4	255	259

(1)	Amounts include 115 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program are excluded.

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

As of March 31, 2019, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. During the fiscal 2019 period, we continued to open many new locations offering Nathan’s branded products. Today, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Hot Dog On A Stick, Johnny Rockets, national movie theater chains such as Regal Entertainment and National Amusements, casino hotels such as Foxwoods Casino in Connecticut, the Grand Casino in Minnesota and convenience store chains such as Race Trac, Holiday Station stores, and the Cinemex movie chain in Mexico. The Branded Products Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, Brooklyn Nets, New York Islanders, Dallas Cowboys, Miami Marlins and Colorado Rockies.

Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of foodservice outlets and venues, including airports, highway travel plazas, colleges and universities, gas and convenience stores, military installations and Veteran’s Administration hospitals throughout the United States.

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

We seek to market our franchise restaurant program to large, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

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

Licensing Program

Pursuant to an Agreement expiring in March 2032, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. Nathan’s earned royalties of approximately $19,733,000 in fiscal 2019 and $19,445,000 in fiscal 2018 representing 19.4% and 18.7% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with John Morrell & Co., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Since 2002, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,538,000 and $1,388,000 during the fiscal 2019 period and fiscal 2018 period, respectively.  The majority of these royalties were earned from one company.  As of March 31, 2019 packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 63,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from this agreement were approximately 90% of our fiscal 2019 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2019 and fiscal 2018, we earned $1,091,000 and $1,062,000, respectively, from this license. Through this agreement, we control the manufacture of all Nathan’s hot dogs.

During fiscal 2019, our licensee Lamb Weston, Inc., continued to produce and distribute Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 34 states, primarily on the East Coast and in the South-West and West Coast during fiscal 2019. During fiscal 2019 and 2018, we earned royalties of $586,000 and $518,000, respectively, under this agreement. For the contract year ended in July 2018, we earned royalties of $137,000 in excess of the annual minimum. Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. Lamb Weston, Inc. exercised its third option to extend the license agreement through July 2023, pursuant to which the minimum royalties will increase 4% annually.

During fiscal 2019, we continued to license the right to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores. Royalties earned under this agreement were approximately $210,000 during fiscal 2019 and $227,000 during fiscal 2018.

We also have licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned from all of these products were approximately $389,000 during fiscal 2019 and $319,000 during fiscal 2018.

During fiscal 2019, Inventure Foods, Inc., pursuant to the terms of the license agreement, exercised its right to terminate the agreement for the manufacture and sale of Nathan’s branded potato chips and other salty snack products effective May 14, 2019. Royalties earned under this agreement were approximately $68,000 during fiscal 2019 and $60,000 during fiscal 2018.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by John Morrell & Co. for sale by our Branded Product Program, our restaurant system, and at retail. John Morrell & Co. and other hot dog manufacturers supply the hot dogs for our Company-operated and franchise-operated restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties produces Nathan’s proprietary spice formulations and we have, in the past, engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced primarily by Lamb Weston, Inc. McCain Foods USA is a secondary source of supply of our frozen French fries for our restaurant system.

During fiscal 2019 McCain Foods USA provided approximately 10% of our frozen crinkle-cut French fries. Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We currently utilize a cooperative distribution system pursuant to an agreement with UniPro Foodservice, Inc., the Multi-Unit Group, which is comprised of institutional food and non-food distributors organized to procure, distribute and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. The initial term of the agreement is for five (5) years, through November 15, 2022 and continuing two successive one year renewal periods upon mutual consent. Our former distribution agreement with US Foodservice, Inc. expired on July 31, 2018. We believe this new arrangement allows for more flexibility in expanding into new markets throughout the U.S., as well as proves to be more cost efficient for our current franchisees. The strategic distribution partners under this new agreement include: DiCarlo Distributors, Inc., Tapia Brothers Co., Cheney Brothers, Inc., Feesers, Inc., Lipari Foods, LLC and Chain Distribution Services LLC. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / PFG, McLane and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, and within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we seek to grow existing markets and expand in new markets. The Nathan’s Famous brand continues to enjoy tremendous exposure and awareness from our Nathan’s Hot Dog Eating Contests. In 2018, we held regional contests at the Great American Ballpark, Cincinnati, OH, Busch Stadium, St Louis, MO and Dutch Wonderland, Lancaster, PA and other cities across the U.S. In 2019, we expect to hold regional contests in certain Major League Baseball stadiums, such as Marlins Park, Miami, FL, Coors Field, Denver, CO, the Great American Ballpark, Cincinnati, Ohio, Busch Stadium, St. Louis, MO, as well as in theme parks and fairs throughout the U.S. In total, this season, we will host 16 regional contests. These regional contests culminate on July 4th as the regional champions converge at our flagship restaurant in Coney Island, NY, to compete for the coveted “Mustard Yellow Belt.” We also have a women’s-only Hot Dog Eating Contest at Coney Island which includes the top finishing female competitors from each qualifying regional contest. The regional contests typically garner significant amounts of local publicity and the national championship contest that is held on July 4th generates significant brand exposure across major broadcast and cable networks, as well as significant online awareness nationally. The national championship contest has been aired nationally on ESPN since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are currently sold at Nathan’s concession stands and as menu items that are served in suites and throughout premium seating areas. Nathans’ current sports sponsorships include:

●	Professional Baseball: Yankee Stadium – New York Yankees, Citi Field – New York Mets; Marlins Park – Miami Marlins; Nationals Park – Colorado Rockies; and

●	Professional Basketball and Hockey: The Barclays Center – Brooklyn Nets and NY Islanders; the Nassau Veteran’s Memorial Coliseum; and

●	Professional Football: AT&T Stadium – Dallas Cowboys.

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund are to be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2019. Vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

Throughout fiscal 2019, Nathan’s primary restaurant marketing emphasis focused on system-wide limited time promotional offerings delivering menu variety to our customers. Those limited time offers worked in conjunction with local store marketing efforts supporting restaurants on a case by case basis. We anticipate these efforts and tactics to support the restaurant system will continue in fiscal 2020.

Nathan’s marketing efforts also include the use of free-standing inserts (“FSIs”) delivering a menu variety branded message, as well as money-saving coupons. FSIs are dropped in newspapers surrounding clusters of Nathan’s restaurants in the tri-state area and in Florida. Our FSIs cost effectively target nearly 6 million households per drop, immediately generating traffic in our restaurants.

From a media point of view, Nathan’s marketing efforts include employing an “always on” social media strategy to support the brand and franchise operations through our centralized brand presence. The social media objectives include increasing our reach among our core customer base, while building awareness and community of the engaged younger generation. Another objective of our social media efforts includes driving foot traffic and sale through geo-targeting restaurant campaigns.

The objective of our Branded Product Program has historically been to seek to provide our foodservice operator customers with value-added, high quality products supported with meaningful point of sale materials and other forms of operational support.

During fiscal 2019, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, and regional, local distributor trade events. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests. Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During the fiscal year ending March 29, 2020 (“fiscal 2020”), we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We are currently continuing the process of upgrading our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Twitter.

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

The Sarbanes-Oxley Act of 2002 and rules promulgated thereunder by the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market have imposed substantial regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas.

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Rule and state franchise laws.

Employees

At March 31, 2019, we had 149 employees, 42 of whom were corporate management and administrative employees, 26 of whom were restaurant managers and 81 of whom were hourly full-time and part-time foodservice employees. We generally employ approximately 300-400 seasonal employees during the summer months. Foodservice employees at two Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2020. Employees at a third location are represented by the same union pursuant to a different agreement that expires November 30, 2019. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 45 years.

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

Competition

The fast food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food, as well as the increases in and the locations of, competing restaurants.

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

In addition, electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statement on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) are available free of charge on our website, www.nathansfamous.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The reference to our website address and the SEC website address do not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

               We earned license royalties from John Morrell of approximately $21,271,000 in fiscal 2019 and approximately $20,833,000 in fiscal 2018 representing 20.9% and 20.0% of total revenues, respectively. As a result of our agreement with John Morrell, we expect that most of our license revenues will be earned from John Morrell for the foreseeable future. In addition, the increase in our adjusted EBITDA from $29.1 million in fiscal 2018 to $30.4 million in fiscal 2019 was primarily the result of an increase in license royalties earned from John Morrell. While our agreement with John Morrell expires in 2032, John Morrell’s BPP business is weighted towards one high volume user who has not sold product pursuant to a formal agreement. Accordingly, in the event that (i) John Morrell or its customers experience financial difficulties, (ii) there is a disruption or termination of the John Morrell Agreement or (iii) there is a significant decrease in our revenue from John Morrell, it would have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our Branded Product Program (“BPP”) revenue is from a small number of BPP accounts. The loss of any one or more of those BPP accounts could harm our profitability and operating results.

For the fiscal 2019 period, approximately 72% of our BPP business is from six accounts, including one account representing approximately 25% of the BPP business, with which we have relatively short-term contracts. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. For several years prior to June 2015, reduced supply and increased demand in beef resulted in shortages, which required us to pay significantly higher prices for the beef we purchased. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. Beef prices have begun moderately escalating between January and March 2019. As such, our market price for hot dogs during our fiscal 2019 period was approximately 7.7% lower than the fiscal 2018 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2020. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef or other food products that we use in our operations significantly increases, or tariffs are imposed, particularly in the BPP, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

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

From time to time, we have sought to lock in the cost of a portion of our beef purchases by entering into various commitments to purchase hot dogs during certain periods in an effort to ensure supply of product at a fixed cost of product. However, we may be unable to enter into similar purchase commitments in the future. In addition, we do not have the ability to effectively hedge all of our beef purchases using futures or forward contracts without incurring undue financial cost and risk.

John Morrell currently has three manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

John Morrell currently has three manufacturing facilities producing different Nathan’s products. A temporary closure of any of the three plants could potentially cause a temporary disruption to our source of supply, potentially causing some or all of certain shipments to customers to be delayed. A longer-term significant interruption at any of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while John Morrell determines how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption or other events might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

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

We have an agreement with a secondary hot dog manufacturer that continues to also supply natural casing hot dogs for our restaurant business. Additionally, a majority of the frozen crinkle-cut French fries sold through our franchised restaurants have been obtained from one supplier. Since fiscal 2013, we have had a relationship with a secondary source of supply of our frozen French fries for our restaurant system.

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

A significant portion of our earnings has come from royalties paid by our product licensees, such as John Morrell & Co., Saratoga Food Specialties, Inc., a wholly-owned subsidiary of John Morrell & Co., and Lamb Weston, Inc. Although our agreements with these licensees contain numerous controls and safeguards, and we monitor the operations of our product licensees, our licensees are independent contractors, and their employees are not our employees. Accordingly, we cannot necessarily control the performance of our licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture our products for retail distribution and our foodservice businesses, timely delivery of the licensed products, market the licensed products and assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting our business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect our business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

The quick-service restaurant business is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant business of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of food. We and our franchisees compete with international, national, regional and local retailers primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development. We anticipate competition will continue to focus on convenience and pricing. Many of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. For example, many of those competitors have adopted “value pricing” strategies intended to lure customers away from other companies, including our Company. Consequently, these strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions. Extensive price discounting in the quick-service restaurant business could have an adverse effect on our financial results.

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

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide which over a period of time will increase the minimum wage to $15.00 per hour. The first increase from this law took effect beginning December 31, 2015 and was fully phased in by December 31, 2018 in New York City, where we operate two Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which impacts the labor costs at our two remaining Company-owned restaurants and our franchised restaurants that operate in New York State. The impact of the New York minimum wage increases on our business amounted to a 12.3% average salary increase in 2016 and approximately an 11.0% average salary increase in 2017 for our employees that were affected.  The increases that took effect on December 31, 2017 increased the hourly wage by 11.4% for the employees that were affected in 2018. We also expect that the increases that took effect on December 31, 2018 will increase the hourly wage by 11.1% in New York City and 8.5% elsewhere for employees that are affected in 2019. In addition, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Additionally, as a result, we anticipate that our labor costs will continue to increase.  If we are unable to pass on these higher costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition. Our business could be further negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants.

Increases in labor costs due to new regulations or labor shortages could slow our growth or harm our business.

In addition to minimum wage increases, in the past several years, state and local governments have enacted legislation which increased labor costs. For instance, effective November 27, 2017, the City of New York enacted Fair Work Week Legislation. A key component of this legislation is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two Coney Island locations during the summer, we are unable to determine the potential impact on our results of operations, which could be material. We have estimated that the daily penalty could amount to as much as $10,000 per day during the height of the summer season for these two restaurants. Continued increases in our labor costs as a result of this or other new legislation could have a material adverse effect on our business, financial condition and results of operations.

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

The quick-service restaurant business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety and health, diet and nutrition, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, fluctuating insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also affect restaurant operations and administrative expenses. Our ability and our franchisees’ ability to finance new restaurant development, to make improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

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

Growth in our restaurant revenue and earnings is significantly dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

●	our ability to attract new franchisees;
●	the availability of site locations for new restaurants;
●	the ability of potential restaurant owners to obtain financing, which may become more difficult due to current market conditions and operating results;
●	the ability of restaurant owners to hire, train and retain qualified operating personnel;
●	construction and development costs of new restaurants, particularly in highly-competitive markets;
●	the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and
●	adverse weather conditions.

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

As our franchisees are independent operators, we have limited influence over their ability to invest in other businesses or incur excessive indebtedness. Some of our franchisees have invested in other businesses, including other restaurant concepts. Such franchisees may use the cash generated by their Nathan’s restaurants to expand their other businesses or to subsidize losses incurred by such businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees have in the past, and may in the future, experience financial distress as a result of over-leveraging. To the extent that our franchisees use the cash from their Nathan’s restaurants to subsidize their other businesses or experience financial distress, due to over-leveraging, delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them, or otherwise, it could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, lenders to our franchisees may be less likely to provide current or prospective franchisees necessary financing on favorable terms, or at all, due to market conditions and operating results.

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

As of March 31, 2019, we and our franchisees (including units operated pursuant to our BMP) operated Nathan’s restaurants in 22 states and 14 foreign countries. As of March 31, 2019, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

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

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making payments and accepting credit card payments in our restaurants, processing payroll and other administrative functions, etc. For instance, if we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

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

We paid our shareholders a special $25.00 per share dividend in 2015 and a special $5.00 per share dividend in January 2018. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. Through March 31, 2019, the Company declared and paid four regular quarterly dividends of $0.25 per common share. Our declaration and payment of future cash dividends  are subject to the final determination  by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 170 of the Delaware General  Business Corporation Law, (ii) the dividend complies with the terms of the Indenture, and (iii) the payment of dividends remains in our best interests, which determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, the ability to satisfy financial covenants and other factors considered relevant by the Board of Directors. There can be no assurance our Board of Directors will approve the payment of cash dividends in the future or the amount of a cash dividend. Any discontinuance of the payment of a dividend or changes to the amount of a dividend compared to prior dividends could cause our stock price to decline.

The Tax Cuts and Jobs Act of 2017 may increase the after-tax cost of our outstanding indebtedness.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limits our interest expense deduction on our Notes to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, beginning in 2018, a portion of our interest expense in future years may not be deductible, which may increase the after tax cost of any new debt financings as well as the refinancing of our existing debt. We continue to monitor the impact of the nondeductible interest on our operations and capital structure.

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

We have significant indebtedness and debt service obligations. As of March 31, 2019, we had total outstanding indebtedness of $150.0 million which is due in 2025. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Notes and our other debt.

As of March 31, 2019, we had $150.0 million of outstanding indebtedness under the Notes. Our substantial indebtedness could have important consequences to you. For example, it could:

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

●	make it more difficult for us to satisfy our obligations to the holders of the Notes, resulting in possible defaults on and acceleration of such indebtedness;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional funds or increase our cost of borrowing.

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

Our principal executive offices consist of approximately 9,300 square feet of leased space in Jericho, NY. The lease commenced on January 1, 2010, had a ten (10) year term, with a five (5) year renewal right. Effective April 1, 2019, we executed the first amendment to the lease extending the lease for an additional ten (10) year term to expire on March 31, 2029. In August 2018, we completed the sale of our regional office building located in Fort Lauderdale, FL. We also completed the sale of the Company-owned restaurant, including the real estate, in Bay Ridge, Brooklyn, NY in October 2018. The Company continued operating the restaurant under a Surrender Agreement with the purchaser until January 2019.

At March 31, 2019, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	November 2019	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2023	3,500

(a)	Seasonal satellite location.

At March 31, 2019, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,579,000 in fiscal 2019.

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

Common Stock Prices

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” At June 7, 2019, the closing price per share for our common stock, as reported by Nasdaq, was $64.14.

Dividend Policy

Historically, Nathan’s has not paid or declared any regular dividends on our common stock since our initial public offering in 1993. However, we have paid two Special Dividends, a $5.00 per share Special Dividend in January 2018 and a $25.00 per share Special Dividend in March 2015. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. Through March 31, 2019, the Company declared and paid four quarterly dividends of $0.25 per common share.

Our ability to pay future dividends is limited by the terms of an indenture, dated November 1, 2017, between the Company, certain of its wholly-owned subsidiaries, as guarantors and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”). It has been the Board of Directors’ policy to return capital to our shareholders primarily through the purchase of stock pursuant to our stock buyback programs. Effective June 14, 2019, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2020 which is payable on June 28, 2019 to stockholders of record as of the close of business on June 24, 2019.

In addition to the terms of the Indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements and there can be no assurance that we will declare and pay any dividends subsequent to the June 28, 2019 dividend.

Shareholders

As of June 7, 2019, we had approximately 420 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

For the fiscal year ended March 31, 2019, the Company repurchased 14,390 shares of its common stock at a cost of $1,000. The Company did not repurchase any of its common stock during the quarter ended March 31, 2019.

Since the commencement of the Company’s stock buyback program in September 2001 through March 31, 2019, Nathan’s has purchased a total of 5,141,763 shares of common stock at a cost of approximately $78,303,000 under all of its stock repurchase programs and two modified Dutch Auction tender offers.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 31, 2019, Nathan’s had repurchased 954,132 shares at a cost of $30,641,000 under the sixth stock repurchase plan. At March 31, 2019, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Item 6.	Selected Financial Data.

	Fiscal years ended (1)
	March 31, 2019	March 25, 2018	March 26, 2017	March 27, 2016	March 29, 2015
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$71,561	$76,708	$70,820	$75,590	$75,057
License royalties	23,615	23,020	20,368	19,815	18,011
Franchise fees and royalties	4,171	4,473	5,068	5,044	5,581
Advertising fund revenue (2)	2,502	-	-	-	-
Total revenues	101,849	104,201	96,256	100,449	98,649

Costs and Expenses:
Cost of sales	52,779	58,752	51,634	57,557	61,488
Restaurant operating expenses	3,525	3,506	3,386	3,557	3,747
Depreciation and amortization	1,212	1,352	1,297	1,255	1,253
General and administrative expenses	13,851	13,491	13,659	13,117	12,203
Advertising fund expense (2)	2,506	-	-	-	-
Total costs and expenses	73,873	77,101	69,976	75,486	78,691

Income from operations	27,976	27,100	26,280	24,963	19,958

Interest expense	(10,792)	(13,591)	(14,665)	(14,630)	(816)
Gain on sale of property and equipment	11,177	-	-	-	-
Loss on debt extinguishment	-	(8,872)	-	-	-
Impairment charge long-lived assets	-	(790)	-	-	-
Interest and other income, net	1,049	265	189	151	263
Impairment charge long-term investment	-	-	-	(100)	-
Insurance gain	-	-	-	-	-
Income before provision for income taxes	29,410	4,112	11,804	10,384	19,405
Provision for income taxes	7,917	1,482	4,319	4,288	7,702
Net income	$21,493	$2,630	$7,485	$6,096	$11,703

Income per share:
Basic	$5.13	$0.63	$1.79	$1.38	$2.61
Diluted	$5.09	$0.62	$1.78	$1.37	$2.55

Dividends paid per share	$1.00	$5.00	$-	$-	$25.00
Dividends paid	$4,187	$20,948	$-	$-	$116,110

Weighted average shares used in computing net income per share
Basic	4,187	4,181	4,172	4,430	4,486
Diluted	4,220	4,221	4,206	4,463	4,588

Balance Sheet Data at End of Fiscal Year:
Working capital	$72,237	$53,702	$56,763	$49,779	$61,328
Total assets	$94,306	$80,091	$78,125	$71,549	$84,389
Long-term debt, net (3)	$145,449	$144,758	$131,475	$130,266	$129,140
Stockholders’ (deficit)	$(70,144)	$(84,568)	$(66,491)	$(72,336)	$(59,908)

Supplemental Non-GAAP information (4):
EBITDA (5)	$41,414	$19,055	$27,766	$26,269	$21,474
Adjusted EBITDA (6)	$30,399	$29,115	$28,348	$27,155	$22,497

Selected Restaurant Operating Data:
Company-owned restaurant sales	$13,601	$14,085	$14,646	$16,222	$15,412

Number of Units Open at End of Fiscal Year:
Company-owned restaurants	4	5	5	5	5
Franchised	255	276	279	259	296

Notes to Selected Financial Data

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal year ended March 31, 2019 was on the basis of a 53-week reporting period. The fiscal years ended March 25, 2018, March 26, 2017, March 27, 2016 and March 29, 2015 were each on the basis of a 52-week reporting period.

(2)

Upon adoption of Topic 606 in fiscal 2019, the Company was required to include revenues and expenses of its Advertising Fund as a component of the Company’s Consolidated Statement of Earnings. Previously, these activities were reported on the Company’s Consolidated Balance Sheet.

(3)

Represents $150.0 million outstanding debt net of unamortized debt issuance costs of $4,551 and $5,242 at March 31, 2019 and March 25, 2018, respectively; and $135.0 million outstanding debt net of unamortized debt issuance costs of $3,525, $4,734 and $5,860 at March 26, 2017, March 27, 2016 and March 29, 2015, respectively.

(4)

The Company has provided EBITDA and Adjusted EBITDA, each a non-US GAAP financial measure that the Company believes will impact the comparability of its results of operations. The Company believes that EBITDA and Adjusted EBITDA are useful to investors to assist in assessing and understanding the Company's operating performance and underlying trends in the Company's business because EBITDA and Adjusted EBITDA are (i) among the measures used by management in evaluating performance and (ii) are frequently used by securities analysts, investors and other interested parties as a common performance measure. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be viewed as alternatives to net income or other measures of financial performance or liquidity in conformity with US GAAP. Additionally, our definitions of EBITDA and Adjusted EBITDA may differ from other companies. Analysis of results and outlook on a non-US GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with US GAAP.

(5)	EBITDA represents net income adjusted for the reversal of (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense.

(6)

Adjusted EBITDA represents EBITDA adjusted for the reversal of (i) gain on sale of property and equipment; (ii) loss on debt extinguishment; (iii) impairment charge on long-lived assets; (iv) share-based compensation; (v) impairment charge on long-term investment in fiscal 2016; (vi) amortization of bond premium on available-for-sale investments.

Reconciliation of GAAP and Non-GAAP Measures

The following is provided to supplement certain Non-GAAP financial measures discussed in the Selected Financial Data presented above.

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA which excludes (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding (i) gain on sale of property and equipment; (ii) loss on debt extinguishment; (iii) impairment charge on long-lived assets; (iv) share-based compensation; (v) impairment charge on long-term investment in fiscal 2016; (vi) amortization of bond premium on available-for-sale investments that the Company believes will impact the comparability of its results of operations.

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

	Fiscal Year (1)
(In thousands)	2019	2018	2017	2016	2015

Net income	21,493	2,630	7,485	6,096	11,703
Interest expense	10,792	13,591	14,665	14,630	816
Income taxes	7,917	1,482	4,319	4,288	7,702
Depreciation & amortization	1,212	1,352	1,297	1,255	1,253

EBITDA	41,414	19,055	27,766	26,269	21,474

Gain on sale of property and equipment	(11,177)	-	-	-	-
Loss on debt extinguishment	-	8,872	-	-	-
Impairment charge long-lived assets	-	790	-	-	-
Share-based compensation	162	398	582	722	859
Impairment charge long-term investment	-	-	-	100	-
Amortization of bond premium	-	-	-	64	164

ADJUSTED EBITDA	30,399	29,115	28,348	27,155	22,497

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal year ended March 31, 2019 was on the basis of a 53-week reporting period. The fiscal years ended March 25, 2018, March 26, 2017, March 27, 2016 and March 29, 2015 were each on the basis of a 52-week reporting period.

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

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, restaurant operations consisting of Company-owned restaurants and franchising the Nathan’s restaurant concept (including under the Branded Menu Program) and product licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the manufacture of certain proprietary spices and the sale of Nathan’s products directly to other foodservice operators. For further information, please see Note J – Segment Information in the accompanying financial statements.

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 31, 2019, March 25, 2018, March 26, 2017, March 27, 2016 and March 29, 2015.

	March 31, 2019	March 25, 2018	March 26, 2017	March 27, 2016	March 29, 2015
Franchised restaurants operating at the beginning of the period	276	279	259	296	324
Franchised restaurants opened during the period	13	40	53	56	36
Franchised restaurants closed during the period	(34)	(43)	(33)	(93)	(64)
Franchised restaurants operating at the end of the period	255	276	279	259	296

At March 31, 2019, our franchise system consisted of 255 Nathan’s franchised units located in 22 states, and 14 foreign countries. We also operate four Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 31, 2019, our future results could be impacted by many developments. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results are substantially dependent on our agreement with John Morrell & Co. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers, and (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis, as well as the risks described under “Risk Factors - - Our licensing revenue and overall profitability is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.”

Our future operating results could be impacted by supply constraints on beef prices and/or increases in beef prices.

On November 1, 2017, the Company completed the issuance of $150.0 million of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture, dated November 1, 2017, (the “Indenture”) by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the indenture relating to the 2020 Notes (as hereinafter defined) and redeem the 2020 Notes (the "Redemption"), to fund a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note K of the Notes to the Consolidated Financial Statements), and for general corporate purposes, including working capital. The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes was accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872,000 for the year ended March 25, 2018 that primarily reflected a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. During the fiscal year ended March 31, 2019, the Company made its required semi-annual interest payments of $4,968,750 on May 1, 2018 and November 1, 2018. On May 1, 2019, the Company paid its semi-annual interest payment.

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

Our future results could also be impacted by our interest obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum and annual amortization of debt issuance costs of approximately $690,000. The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 31, 2019, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Revenue Recognition

From 2014 through 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries (“Topic 606”). We adopted Topic 606 at the beginning of the fiscal year ended March 31, 2019. (See “Summary of Significant Accounting Policies”, Note B.11 of the Notes to the Consolidated Financial Statements for further discussion on the impact on Nathan’s.) Following are discussions of how our revenues are earned, and our accounting policies pertaining to revenue recognition prior to the adoption of Topic 606 (“Legacy GAAP”) and subsequent to the adoption of Topic 606 and other required disclosures.

Revenue Recognition - Branded Product Program

The Company recognizes sales from the Branded Product Program and certain products sold from the Branded Menu Program upon delivery to Nathan’s customers via third party common carrier. Rebates provided to customers are classified as a reduction to sales.

The timing and amount of revenue recognized related to sales made by our Branded Product Program was not impacted by the adoption of Topic 606.

Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized at the point of sale. Sales are presented net of sales tax.

The timing and amount of revenue recognized related to our Company-owned restaurant sales was not impacted by the adoption of Topic 606.

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

The timing and amount of revenue recognized related to our license royalties was not impacted by the adoption of Topic 606.

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

Development fees are nonrefundable and the related agreements require the franchisee to open a specified number of restaurants in the development area within a specified time period or the agreements may be canceled by the Company. Revenue from development agreements is deferred and prior to the adoption of Topic 606 had been recognized, with an appropriate provision for estimated uncollectible amounts, when all material services or conditions to the sale were substantially performed by the franchisor. If substantial obligations under the development agreement were not dependent on the number of individual franchise locations to be opened, substantial performance was determined using the same criteria applicable to an individual franchise, which was generally the opening of the first location pursuant to the development agreement. If substantial performance was dependent on the number of locations, then the development fee was deferred and was recognized ratably over the term of the agreement, as restaurants in the development area commenced operations on a pro rata basis to the minimum number of restaurants required to be opened, or at the time the development agreement was effectively canceled.

The following services are typically provided by the Company prior to the opening of a franchised restaurant.

●	Approval of all site selections to be developed.
●	Provision of architectural plans suitable for restaurants to be developed.
●	Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.
●	Provision of appropriate menus to coordinate with the restaurant design and locations to be developed.
●	Provision of management training for the new franchisee and selected staff.
●	Assistance with the initial operations of restaurants being developed.

Under the adoption of Topic 606, the Company determined that the services provided in exchange for these upfront restaurant franchise fees do not contain separate and distinct performance obligations from the franchising right and beginning March 26, 2018, these initial franchise fees, renewal fees and transfer fees shall be deferred and recognized over the term of each respective agreement, or upon termination of the franchise agreement.

Under Legacy GAAP, franchise fees, which are non-refundable, were recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise were performed or satisfied, which generally occurred when the franchise restaurant commenced operations.

Under Legacy GAAP, international development fees were recognized, net of direct expenses, upon the opening of the first restaurant within the territory. Under the adoption of Topic 606, the Company determined that the services provided in exchange for these international development fees do not contain separate and distinct performance obligations from the franchise right and as of March 26, 2018, international development fees, net of certain incremental direct expenses, shall be recognized over the term of each respective agreement. Certain other costs, such as legal expenses, shall be expensed as incurred.

Nathan’s recognizes franchise royalties on a monthly basis which are generally based upon a percentage of sales made by Nathan’s franchisees, when they are earned and deemed collectible. Franchise fees and royalties that are not deemed to be collectible are not recognized as revenue until paid by the franchisee, or until collectability is deemed to be reasonably assured.

Nathan’s recognizes royalty revenue from its Branded Menu Program either upon its sale of hot dogs or royalty income when it has been determined that other qualifying products have been sold by the manufacturer to Nathan’s Branded Menu Program franchisees or based upon product purchased by these franchisees from their primary distributor.

Franchise fees and royalties that are not deemed to be collectible are recorded as bad debts until paid by the franchisee or until collectibility is deemed to be reasonably assured.

Revenue Recognition – National Advertising Fund

The Company maintains a national advertising fund (the “Advertising Fund”) established to collect and administer funds contributed for use in advertising and promotional programs for Company-owned and franchised restaurants. Under Legacy GAAP, the revenues, expenses and cash flows of the Advertising Fund were reported on the Company’s Consolidated Balance Sheets and not included in the Company’s Consolidated Statements of Earnings and Statements of Cash Flows because the contributions to the Advertising Fund were designed for specific purposes and the Company acted as an agent, in substance, with regard to these contributions as a result of industry-specific guidance.

Under the adoption of Topic 606, the revenue, expenses and cash flows of the Advertising Fund are fully consolidated into the Company’s Consolidated Statements of Earnings and Statements of Cash Flows.

While this treatment impacts the gross amount of reported advertising fund revenue and related expenses, the impact is expected to be an offsetting increase to both revenue and expense after elimination of Company contributions, with no impact to income from operations or net income because the Company attempts to manage the Advertising Fund to breakeven over the course of the fiscal year. However, any surplus or deficit in the Advertising Fund will impact income from operations and net income.

Revenue Recognition – Other

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets are deemed to have indefinite lives, and accordingly, are not amortized, but are evaluated annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. We typically use the same assumptions for this test as we use in the development of our business plans. If these assumptions differ significantly from actual results, impairment charges may be required in the future. We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fiscal years ended March 31, 2019, and March 25, 2018 and March 26, 2017.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed impaired during the fiscal years ended March 31, 2019 or March 26, 2017. At March 25, 2018, we recorded an impairment charge of $790,000 to write down the value of the long-lived assets at one of our restaurants.

Stock-Based Compensation

As discussed in Note L.2 of the Notes to Consolidated Financial Statements, we have one active share-based compensation plan that provides stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock. We consider the following factors in determining the value of stock-based compensation:

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

Adoption of New Accounting Standards

From 2014 through 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries (“Topic 606”). We adopted Topic 606 at the beginning of the fiscal year ended March 31, 2019. Please refer to Footnotes B.12 through B.17 in the accompanying Consolidated Financial Statements for discussions of how our revenues are earned, and our accounting policies pertaining to revenue recognition prior to the adoption of Topic 606 (“Legacy GAAP”) and subsequent to the adoption of Topic 606 and other required disclosures. Also included in Footnote B.18 are disclosures of the amounts by which each consolidated balance sheet, consolidated statement of earnings, and consolidated statement of cash flows line item was impacted in the current period reporting as compared to Legacy GAAP.

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

The amendment is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2017. This standard took effect in Nathan’s first quarter ending (June 2018) of our fiscal year ending March 31, 2019. This new accounting standard did not have a material effect on the Company’s results of operations, cash flows or financial position.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued new guidance ASU 2016-02, “Leases (Topic 842),” which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which affects the guidance in ASU 2016-02. The standard permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods.

The new guidance takes effect at the beginning of Nathan’s first quarter (April 1, 2019) of our fiscal year ending March 29, 2020. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The guidance requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits the Company to use its effective date as the date of initial application without restating comparative period financial statements and recognizing any cumulative effect adjustment to the opening balance sheet of accumulated deficit at April 1, 2019.

The new guidance also provides several practical expedients and policies that companies may elect under either transition method. Nathan’s expects to elect the modified retrospective method and use the effective date as the initial application. Nathan’s will also adopt the package of practical expedients including; not reassessing prior conclusions about lease identification, lease classification and initial direct costs. We will elect the short-term lease recognition exemption for qualifying leases of less than 12 months and not recognize a Right-of-Use Asset or lease liability, we will elect not to separate lease and non-lease components for all leases and we will not elect the use-of-hindsight practical expedient. We have completed the scoping analysis and data gathering process for our current lease portfolio. We are finalizing the review of information for completeness of the lease portfolio, analyzing the financial statement impact of adopting the standards, and evaluating the impact of adoption on our existing accounting policies and disclosures. Upon adoption, we expect to recognize additional operating lease liabilities of approximately $8,500,000, and a Right of Use asset of approximately $7,800,000, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and derecognize $700,000 of deferred rents. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of earnings and statement of cash flows.

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

Results of Operations

Fiscal year ended March 31, 2019 compared to fiscal year ended March 25, 2018

Revenues

Total sales were $71,561,000 for the fifty-three weeks ended March 31, 2019 (“fiscal 2019 period”) as compared to $76,708,000 for the fifty-two weeks ended March 25, 2018 (“fiscal 2018 period”). Foodservice sales from the Branded Product Program were $57,960,000 for the fiscal 2019 period as compared to sales of $62,623,000 in the fiscal 2018 period. Our average selling prices decreased by approximately 3.5% as a result of our pricing strategy, which is more closely correlated to the cost of beef which decreased by approximately 7.7%, during the fiscal 2019 period as compared to the fiscal 2018 period. During the fiscal 2019 period, the volume of business decreased by approximately 3.8%. Foodservice sales during the 53rd week of fiscal 2019 were $2,090,000. On a comparative 52 week basis, sales would have been approximately $55,870,000 and volume would have decreased by approximately 6.9%.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter of fiscal 2019, distribution reverted to our traditional methodology, which caused the re-distributor to reduce their inventory purchased from us. Excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments increased by approximately 3.6% during the fiscal 2019 period, excluding the impact of the 53rd week.

Total Company-owned restaurant sales were $13,601,000 during the fiscal 2019 period compared to $14,085,000 during the fiscal 2018 period due primarily to lower sales at our Coney Island locations principally during April 2018 and the summer of 2018 when the weather was exceptionally unfavorable in the Northeastern United States. Sales from our Company-owned restaurants during the 53rd week of fiscal 2019 were approximately $142,000. Additionally, sales were lower than the fiscal 2018 period by $268,000 from the sold restaurant in Bay Ridge, Brooklyn, NY.

License royalties were $23,615,000 in the fiscal 2019 period as compared to $23,020,000 in the fiscal 2018 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased to $21,271,000 for the fiscal 2019 period as compared to $20,833,000 for the fiscal 2018 period. The increase is due to a 2.2% increase in volume during the fiscal 2019 period as compared to the fiscal 2018 period, which was partly offset by a decline in average selling price of 1.3%. Beginning in fiscal 2019, we agreed to reduce the royalty rate earned on the foodservice business with John Morrell & Co., substantially on sales of hot dogs to Sam’s Club, in an attempt to secure additional business with WalMart. Overall, we earned higher royalties of $150,000 as compared to the fiscal 2018 period. We also earned $161,000 from John Morrell & Co. from new products, other than hot dogs, during the fiscal 2019 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $157,000 during the fiscal 2019 period as compared to the fiscal 2018 period. Licensee sales and royalties, which are reported by our licensees, were not affected by the additional week in fiscal 2019.

Franchise fees and royalties were $4,171,000 in the fiscal 2019 period as compared to $4,473,000 in the fiscal 2018 period. Total royalties were $3,666,000 in the fiscal 2019 period as compared to $4,138,000 in the fiscal 2018 period. Royalties earned under the Branded Menu program were $726,000 in the fiscal 2019 period as compared to $1,008,000 in the fiscal 2018 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $2,940,000 in the fiscal 2019 period as compared to $3,130,000 in the fiscal 2018 period. Franchise restaurant sales decreased to $65,607,000 in the fiscal 2019 period as compared to $69,838,000 in the fiscal 2018 period primarily due to the impact of units closed between fiscal years which were partly offset by sales of approximately $1,230,000 from the 53rd week of fiscal 2019. Comparable domestic franchise sales (consisting of 82 Nathan’s outlets, excluding sales under the Branded Menu Program) were $51,038,000 during the 53 weeks of fiscal 2019 period as compared to $50,253,000 during the 52 weeks fiscal 2018 period. Comparable sales during the 52 weeks of fiscal 2019 were approximately $50,075,000, a 0.4% decline in comparable domestic sales on a basis of 52 weeks.

At the beginning of the fiscal 2019 period we adopted Topic 606. Footnote B in the accompanying Consolidated Financial Statements provides a full explanation of this new accounting standard. The most significant component of this new standard affects the timing associated with Nathan’s recognition of franchise fees. Franchise fee income is now recorded into income on a prorated basis over the term of the franchise agreement as compared to previously recognizing the full franchise fee into income upon the opening of a new restaurant.

At March 31, 2019, 255 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 276 franchised outlets, including domestic, international and Branded Menu Program outlets at March 25, 2018. Total franchise fee income was $505,000 in the fiscal 2019 period as compared to $335,000 in the fiscal 2018 period. Domestic franchise fee income was $155,000 in each of the fiscal 2019 and fiscal 2018 periods. International franchise fee income increased to $158,000 in the fiscal 2019 period as compared to $133,000 in the fiscal 2018 period. We also recognized $192,000 and $47,000 in forfeited fees in the fiscal 2019 and fiscal 2018 periods, respectively. During the fiscal 2019 period, total franchise fees would have been $288,000, under the previous revenue recognition guidance. During the fiscal 2019 period, 13 new franchised outlets opened including five international locations and four new Branded Menu Program outlets opened. During the fiscal 2018 period, 40 new franchised outlets opened, including 16 international locations, and 19 Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $2,502,000 during the fiscal 2019 period. Pursuant to the adoption of Topic 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s seeks to manage its Advertising Fund with the expectation that inflows and outflows will be offsetting and has also recorded a separate Advertising fund expense. Prior to the adoption of Topic 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Costs and Expenses

Overall, our cost of sales decreased by $5,973,000 to $52,779,000 in the fiscal 2019 period as compared to $58,752,000 in the fiscal 2018 period. Our gross profit (representing the difference between sales and cost of sales) was $18,782,000 or 26.2% of sales during the fiscal 2019 period as compared to $17,956,000 or 23.4% of sales during the fiscal 2018 period. The margin improvement was primarily due to the lower cost of beef in the Branded Product Program and in the Company-operated restaurants partly offset by higher labor costs at the Company-owned restaurants due to the annual increases in the New York minimum wages and other labor regulations.

Cost of sales in the Branded Product Program decreased by approximately $5,750,000 during the fiscal 2019 period as compared to the fiscal 2018 period, primarily due to the 7.7% decrease in the average cost per pound of our hot dogs and the 3.8% decrease in the volume of product sold discussed above. We did not enter into any purchase commitments of beef during the fiscal 2019 and 2018 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2019 period was $7,807,000 or 57.4% of restaurant sales, as compared to $8,030,000 or 57.0% of restaurant sales in the fiscal 2018 period primarily due to lower beef costs offset by the impact of higher labor costs principally associated with the effects of the New York State minimum wage increase. Lower beef costs were also offset by higher seafood and other food costs during the fiscal 2019 period. We expect that our future labor costs will continue to be impacted by the multi-year new increase in minimum wage requirements in New York State, as well as other new labor regulations and any increase in food costs from higher commodity costs.

Restaurant operating expenses were $3,525,000 in the fiscal 2019 period as compared to $3,506,000 in the fiscal 2018 period. The increase in restaurant operating costs results primarily from higher home delivery costs, occupancy costs and insurance, which were partly offset by lower costs realized of $70,000 after the sale of our restaurant in Bay Ridge, Brooklyn, NY.

Depreciation and amortization was $1,212,000 in the fiscal 2019 period compared to $1,352,000 in the fiscal 2018 period as a result of lower capital spending and the sales of the Florida office and the Company-owned restaurant located in Bay Ridge, Brooklyn, NY.

General and administrative expenses increased $360,000 or 2.7% to $13,851,000 in the fiscal 2019 period as compared to $13,491,000 in the fiscal 2018 period. The increase in general and administrative expenses was primarily attributable to higher marketing expenses, professional fees and compensation expense of $67,000. Salaries of approximately $96,000 were incurred during the 53rd week. We incurred professional fees of approximately $38,000 to implement Topic 606 and we were also required to expense approximately $162,000 of legal fees as a result of the adoption of Topic 606, which would have previously been offset against franchise fee revenue. We also incurred higher legal fees in connection with the sale of two Company-owned properties.

Advertising fund expense, after elimination Company contributions, was $2,506,000 during the fiscal 2019 period. Pursuant to the adoption of Topic 606, revenue and expenses of the Advertising Fund are required to be included as components of the Company’s Statements of Earnings and Cash Flows. Nathan’s manages its Advertising Fund with the expectation that inflows and outflows will be offsetting. Prior to the adoption of Topic 606, the activities of the Advertising Fund were reported within the Consolidated Balance Sheet.

Other Items

Gain on sale of property and equipment of $11,177,000 in the fiscal 2019 period relates to (i) the gain on the sale of the Company-owned restaurant located in Bay Ridge, Brooklyn, NY and (ii) the gain on the sale of the Florida regional office.

The Company recorded a loss on early extinguishment of debt of $8,872,000 in connection with the fiscal 2018 refinancing of the 2020 Notes in the fiscal 2018 period that primarily reflects a portion of the premium paid to redeem the 2020 Notes at 10.000% per annum and the write-off of certain debt issuance costs. Please refer to Footnote K in the accompanying Consolidated Financial Statements, for further discussion regarding the 2017 refinancing.

Interest expense of $10,792,000 in the fiscal 2019 period represented accrued interest of $10,101,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $691,000. Interest expense of $13,591,000 in the fiscal 2018 period represents interest of $8,574,000 on the 2020 Notes, $3,948,000 accrued interest on the 2025 Notes and total amortization of debt issuance costs of $1,069,000. On November 1, 2017, the Company issued the 2025 Notes and the Redemption of the 2020 Notes occurred on November 16, 2017. The Company incurred additional interest expense of approximately $562,500 from the time the 2025 Notes closed until the Redemption during the fiscal 2018 period.

Impairment charge – long-lived assets of $790,000 in the fiscal 2018 period represents write-down of one restaurant based upon the Company’s evaluation of its ability to recover its investment from future cash flows.

Interest income was $840,000 in the fiscal 2019 period as compared to $166,000 in the fiscal 2018 period.

Other income in the fiscal 2019 period primarily relates to (i) a fee of $175,000 to extend the closing date of the sale of our restaurant located in Bay Ridge, Brooklyn, NY by three months and (ii) sublease income from a franchised restaurant which was $85,000 in each of the fiscal 2019 and fiscal 2018 periods.

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

The income tax provisions for the fifty-three week period ended March 31, 2019 and the fifty-two week period March 25, 2018 reflect effective tax rates of 26.9% and 36.0%, respectively. The Company’s tax rate reflects the reduction in our Federal income tax rate from 31% to 21% pursuant to the Tax Act. During the third quarter of our fiscal year ended March 25, 2018, pursuant to Staff Accounting Bulletin #118, Nathan’s determined reasonable estimates to its deferred assets and liabilities and pursuant to Topic 740, Income Taxes, the Company recognized the effect(s) of the Tax Act on current and deferred income taxes in its financial statements. Nathan’s recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which increased the income tax benefit by $245,000, or 6.0% percentage points during the fiscal year ended March 25, 2018.

The amount of unrecognized tax benefits at March 31, 2019 was $253,000 all of which would impact Nathan’s effective tax rate, if recognized. As of March 31, 2019, Nathan’s had $245,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $11,000 during the fiscal year ending March 29, 2020.

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

Other Items

On November 1, 2017, the Company completed the issuance of $150,000,000 of the 2025 Notes. The 2025 Notes were issued pursuant to the Indenture by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee. The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the 2020 Notes and the Redemption, paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note L), with the remaining net proceeds for general corporate purposes, including working capital. The Redemption occurred on November 16, 2017. The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes is accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872,000 that primarily reflects a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

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

The income tax provision for the fifty-two week periods ended March 25, 2018 and March 26, 2017 reflect effective tax rates of 36.0% and 36.6%, respectively. Nathan’s effective tax rate for the fifty-two week periods ended March 25, 2018 and March 26, 2017 were reduced by 4.2% percentage points and 5.6% percentage points, respectively, as a result of the tax benefits associated with stock compensation. For the fifty-two weeks ended March 25, 2018, excess tax benefits of $173,000 were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. The amount of unrecognized tax benefits at March 25, 2018 was $263,000, all of which would impact Nathan’s effective tax rate, if recognized. Nathan’s has determined reasonable estimates to its deferred assets and liabilities and pursuant to Topic 740, Income Taxes, the Company has recognized the effect(s) of the Act on current and deferred income taxes in its financial statements during the fiscal period ended March 25, 2018. Nathan’s has completed its analysis and review of the Act and recorded the following discrete adjustment to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $245,000 or by 6.0% percentage points during the fiscal year-end March 25, 2018. As described in Note I to the Consolidated Financial Statements, Nathan’s estimates that its annual tax rate for the fiscal year ending March 31, 2019 will be in the range of approximately 27.0% to 30.0%, excluding the impact of the discrete items recorded and excess tax benefit associated with stock compensation. The final annual tax rate is subject to many variables, including the ultimate determination of revenue and income tax by state, among other factors, and therefore cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates. As of March 25, 2018, Nathan’s had $214,000 of accrued interest and penalties in connection with unrecognized tax benefits. Nathan’s estimates that its unrecognized tax benefit including accrued interest and penalties could be further reduced by up to $6,000.

Off-Balance Sheet Arrangements

At March 31, 2019 and March 25, 2018, Nathan’s did not have any open purchase commitment to purchase hot dogs. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2019 aggregated $75,446,000, increasing by $18,107,000 during the fiscal 2019 period as compared to cash of $57,339,000 at March 25, 2018. Net working capital increased to $72,237,000 from $53,702,000 at March 25, 2018. During the fiscal year ended March 31, 2019, the Company sold two properties, generating proceeds of $12,775,000, and made its required semi-annual interest payments of $4,968,750 on May 1, 2018 and November 1, 2018. Through March 31, 2019, the Company declared and paid four regular dividends of $0.25 per common share aggregating $4,187,000. During the fiscal year ended March 25, 2018, the Company redeemed the $135.0 million 2020 Notes by issuing the $150.0 million 2025 Notes. Please see Footnote K in the accompanying Consolidated Financial Statements for further description of the 2025 Notes.

Cash provided by operations of $11,156,000 in the fiscal 2019 period is primarily attributable to net income of $21,493,000 in addition to other non-cash operating items of $2,561,000, offset by gains from the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn, NY and our Florida office of $11,177,000 and changes in operating assets and liabilities of $1,721,000. Non-cash operating expenses consist principally of $1,212,000 of depreciation and amortization, $691,000 amortization of debt issuance costs, $310,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees, share-based compensation expense of $162,000 and bad debts of $100,000. In the fiscal 2019 period, accounts and other receivables decreased by $229,000 compared to the fiscal 2018 period due primarily to lower receivables from Branded Product Program sales of $172,000. In the fiscal 2019 period, prepaid expenses and other current assets decreased by $1,866,000 due principally to the reduction of prepaid income taxes of $1,624,000 which were deposited in fiscal 2018 prior to the debt refinancing. The decrease in accounts payable, accrued expenses and other current liabilities of $3,367,000 is primarily due to the reduction in accounts payable of $1,343,000 due principally to seasonal fluctuations, application of deposits payable of $1,201,000 toward proceeds from the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn, NY and accrued rebates of $771,000.

Cash provided by investing activities was $12,328,000 in the fiscal 2019 period primarily represents net proceeds received from the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn, NY of $11,445,000, as well as the sale of our regional Florida office of $1,330,000, partially offset by capital expenditures incurred for our Branded Product Program and select restaurant improvements of $447,000.

Cash used in financing activities of $5,377,000 in the fiscal 2019 period relates primarily to the payments of the Company’s regular $0.25 per share cash dividend of $4,187,000 and dividends of $150,000 relating to the previously declared special cash dividends in connection with the vesting of 5,000 shares of the Company’s restricted stock. During the fiscal 2019 period, Nathan’s repurchased 14,390 shares of common stock for $1,000,000. The Company also paid $174,000 for withholding taxes on the net share vesting of employee restricted stock. The Company also received $134,000 of proceeds from the exercise of stock options.

During the period from October 2001 through March 31, 2019, Nathan’s purchased 5,141,763 shares of its common stock at a cost of approximately $78,303,000 pursuant to stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,250,663 shares at a total cost of approximately $71,145,000, reducing the number of shares then-outstanding by 54.0%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of the Company’s common stock on behalf of the Company. As of March 31, 2019, Nathan’s has repurchased 954,132 shares at a cost of $30,641,000 under the sixth stock repurchase plan. At March 31, 2019, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at March 31, 2019 aggregating $75,446,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. Effective February 1, 2019, the Board declared its fourth quarterly cash dividend of $0.25 per share which was paid on March 22, 2019 to stockholders of record as of the close of business on March 11, 2019. During the fiscal 2019 period, we have declared and paid four quarterly dividend distributions totaling $4,187,000.

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

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 31, 2019, we were required to make interest payments of $9,937,500, all of which have been made as of November 1, 2018. During the fiscal year ending March 29, 2020, we will be required to make interest payments of $9,937,500. On May 1, 2019, we made the first semi-annual interest payment of fiscal 2020.

Management believes that available cash and cash equivalents, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and provide for our quarterly dividends and any stock repurchases for at least the next 12 months.

At March 31, 2019, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 31, 2019 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	6,225	1,500	2,375	1,750	600
Operating Leases	13,556	1,404	2,891	3,141	6,120
Gross Cash Contractual Obligations	169,781	2,904	5,266	4,891	156,720
Sublease Income	1,624	267	492	344	521
Net Cash Contractual Obligations	$168,157	$2,637	$4,774	$4,547	$156,199

a)	Represents the principal due on the 2025 Notes, but does not include interest expense.

At March 31, 2019, the Company had unrecognized tax benefits of $253,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $12,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Effective June 14, 2019 the Company declared its upcoming quarterly dividend of $0.35 per common share to stockholders of record as of the close of business June 24, 2019, which is payable June 28, 2019.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $217,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal year ended March 29, 2015. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. Beef prices have begun moderately escalating between January and March 2019. As such, our market price for hot dogs during our fiscal 2019 period was approximately 7.7% lower than the fiscal 2018 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2020. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase is being phased in differently between New York City and the rest of New York State. Effective December 31, 2018, the minimum wage increased to $15.00 in New York City.

The minimum hourly rate of pay for the remainder of New York State increased to $12.75 on Dec. 31, 2018; and will increase to $13.75 on Dec. 31, 2019; $14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, two of which operate within New York City that have been significantly affected by this legislation.

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

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, who work more than 80 hours for the employer. Nathan’s currently operates two restaurants that have been affected by this new legislation.

Effective November 27, 2017, the City of New York Fair Work Week Legislation package of bills took effect that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two Coney Island beach locations during the summer season, we are unable to determine the potential impact on our results of operations, which could be material. We believe that we have been able to implement tools to minimize the financial impact of this legislation. Nevertheless, we incurred approximately $11,000 of additional costs due to this legislation during the fiscal 2019 period.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 31, 2019, Nathan’s cash and cash equivalents aggregated $75,446,000. Earnings on this cash would increase or decrease by approximately $189,000 per annum for each 0.25% change in interest rates.

Borrowings

At March 31, 2019, we had $150.0 million of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. From 2011 through 2014, we experienced unprecedented increases in the cost of beef. Beginning March 2015, the beef markets stabilized through June 2015 before subsequently declining by approximately 30%. As a result of the decline through March 2016, the market price of hot dogs during the fiscal year ended March 27, 2016 was approximately 7.1% lower than the fiscal 2015 period. During the fiscal 2017 period, beef prices remained favorable, and as such, our market price for hot dogs was 17.1% lower than during the fiscal 2016 period. Despite the favorable pricing of fiscal 2017, prices began escalating in January 2017 and continued increasing through June 2017 before beginning to slightly decline until July which is when the costs stabilized through March 2018 at approximately 10% higher than the same period of the fiscal 2017 period. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. Beef prices have begun moderately escalating between January and March 2019. As such, our market price for hot dogs during our fiscal 2019 period was approximately 7.7% lower than the fiscal 2018 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2020. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs at approximately $2.01 per pound. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the year ended March 31, 2019 would have increased or decreased our cost of sales by approximately $4,706,000.

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

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer, and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined by Exchange Act Rule 13a-15(f) and Exchange Act Rule 15d-15(f). Our internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 31, 2019. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 31, 2019. The effectiveness of our internal control over financial reporting as of March 31, 2019, has been audited by Marcum LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.         Other Information.

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.35 per share dividend payable on June 28, 2019 to shareholders of record at the close of business on June 24, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nathan’s Famous, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of March 31, 2019 and the related consolidated statements of earnings, shareholders’ deficit, and cash flows and the related notes and schedule for the fifty-three weeks ended ended March 31, 2019 of the Company, and our report dated June 14, 2019 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

Marcum llp

Melville, NY
June 14, 2019

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

Item 11.        Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2019 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 14.         Principal Accountant Fees and Services.

Audit Fees

We were billed by Marcum LLP the aggregate amount approximately $165,000 in respect of fiscal 2019 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q. We were billed by Grant Thornton LLP the aggregate amount of approximately $465,000 in respect of fiscal 2018 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting as well as the review of our financial statements included in our Forms 10-Q. The fiscal 2018 amount includes billings by Grant Thornton LLP of approximately $120,000 for fees for the professional services rendered for the review of interim financial information in connection with the issuance of their comfort letter in conjunction with the private placement of the Company’s Senior Secured Notes. We were billed by Grant Thornton LLP the aggregate of approximately $100,000 in respect to the issuance of their consent to the inclusion of the fiscal 2018 audited financial statements in this Annual Report on Form 10-K for the year ended March 31, 2019.

Audit-Related Fees

Marcum LLP and Grant Thornton LLP did not render any audit-related services for fiscal 2019 and 2018, respectively and, accordingly, did not bill for any such services.

Tax Fees

Marcum LLP and Grant Thornton LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2019 and 2018, respectively and, accordingly, did not bill for any such services.

All Other Fees

Marcum LLP and Grant Thornton LLP did not render any other services for fiscal 2019 and 2018, respectively and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Marcum LLP and Grant Thornton LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Marcum LLP and Grant Thornton LLP during 2019 and 2018, respectively.

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

4.3

Amendment No. 1 to Rights Agreement, dated as of June 14, 2018, between Nathan’s Famous, Inc. and American Stock Transfer & Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 15, 2018.)

4.4

Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank National Association, a National Banking Association, as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.)

10.1	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.
10.2	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.3	***Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006.)
10.4	***Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2006.)
10.5	***Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 27, 2010.)
10.6

Agreement of Lease between One-Two Jericho Plaza Owner LLC and Nathan’s Famous Services, Inc. dated September 11, 2009, (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 27, 2009.)

10.7

Guaranty by Nathan’s Famous, Inc. of Agreement of Lease with One-Two Jericho Plaza Owner LLC dated September 11, 2009, (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 27, 2009).

10.8	***2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2010).
10.9	***Amendment to 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A dated July 23, 2012).
10.10	***Amendment to Employment Agreement with Howard M. Lorber, dated November 1, 2012. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 23, 2012).
10.11

***Amendment Number 2, dated December 7, 2017 to Employment Agreement with Howard M. Lorber (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2017).

10.12	**Letter agreement dated December 5, 2012 between Nathan’s Famous Systems, Inc. and John Morrell & Co. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 23, 2012).
10.13

First Amendment to Licensing and Supply Agreement, dated September 22, 2016 between Nathan’s Famous Systems, Inc. and John Morrell & Company (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 24, 2017).

10.14

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

10.17	***2019 Management Incentive Plan for the Fiscal Year ending March 31, 2019 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 24, 2018).
10.18	***Nathan’s Famous, Inc. Code Section 162(m) Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 28, 2016).
10.19	Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated September 8, 2017 (Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended March 25, 2018).
10.20	Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated March 6, 2018 (Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended March 25, 2018).
10.21	Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated July 15, 2018. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 24, 2018.)
10.22	(1) First Amendment to Lease, dated April 1, 2019 by and between Jericho Plaza, LLC and Nathan’s Famous Services, Inc.
16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)
21	(1) List of Subsidiaries of the Registrant.
23.1	(1) Consent of Marcum LLP dated June 14, 2019.
23.2	(1) Consent of Grant Thornton LLP dated June 14, 2019.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2019.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of June, 2019.

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
Charles Raich
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nathan’s Famous, Inc. and Subsidiaries (the “Company”) as of March 31, 2019, the related consolidated statements of earnings, stockholders’ deficit and cash flows for the fifty-three weeks  ended March 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the fifty-three weeks  ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated June 14, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Melville, NY
June 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nathan’s Famous, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Nathan’s Famous, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ (deficit), and cash flows for each of the fifty-two weeks ended March 25, 2018, and March 26, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 25, 2018, and the results of its operations and its cash flows for each of the fifty-two weeks ended March 25, 2018, and March 26, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor from 2002 to 2018.

New York, New York

June 8, 2018

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	March 25, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,446	$57,339
Accounts and other receivables, net (Note D)	10,173	10,502
Inventories	535	384
Prepaid expenses and other current assets (Note E)	1,007	2,873
Assets held for sale (Note F)	-	610
Total current assets	87,161	71,708

Property and equipment, net of accumulated depreciation of $8,611 and $8,264, respectively	4,889	6,642
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	343	-
Other assets	465	293

Total assets	$94,306	$80,091

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,222	$6,565
Accrued expenses and other current liabilities (Note H)	9,384	11,248
Deferred franchise fees	318	193
Total current liabilities	14,924	18,006

Long-term debt, net of unamortized debt issuance costs of $4,551 and $5,242, respectively (Note K)	145,449	144,758
Other liabilities (Note H)	1,390	1,355
Deferred franchise fees	2,687	238
Deferred income taxes	-	302

Total liabilities	164,450	164,659

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,336,338 and 9,311,922 shares issued; and 4,194,575 and 4,184,549 shares outstanding at March 31, 2019 and March 25, 2018, respectively	93	93
Additional paid-in capital	60,945	60,823
(Accumulated deficit)	(52,879)	(68,181)
Stockholders’ equity (deficit) before treasury stock	8,159	(7,265)

Treasury stock, at cost, 5,141,763 and 5,127,373 shares at March 31, 2019 and March 25, 2018	(78,303)	(77,303)
Total stockholders’ (deficit)	(70,144)	(84,568)

Total liabilities and stockholders’ (deficit)	$94,306	$80,091

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Three	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 31, 2019	March 25, 2018	March 26, 2017
REVENUES
Sales	$71,561	$76,708	$70,820
License royalties	23,615	23,020	20,368
Franchise fees and royalties	4,171	4,473	5,068
Advertising fund revenue (Note B)	2,502	-	-
Total revenues	101,849	104,201	96,256

COSTS AND EXPENSES
Cost of sales	52,779	58,752	51,634
Restaurant operating expenses	3,525	3,506	3,386
Depreciation and amortization	1,212	1,352	1,297
General and administrative expenses	13,851	13,491	13,659
Advertising fund expense (Note B)	2,506	-	-
Total costs and expenses	73,873	77,101	69,976

Income from operations	27,976	27,100	26,280

Gain on sale of property and equipment	11,177	-	-
Interest expense	(10,792)	(13,591)	(14,665)
Loss on debt extinguishment (Note K)	-	(8,872)	-
Impairment charge – long-lived assets (Note B)	-	(790)	-
Interest income	840	166	104
Other income, net	209	99	85

Income before provision for income taxes	29,410	4,112	11,804
Provision for income taxes	7,917	1,482	4,319
Net income	$21,493	$2,630	$7,485

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,187,000	4,181,000	4,172,000
Diluted	4,220,000	4,221,000	4,206,000

Income per share:
Basic	$5.13	$0.63	$1.79
Diluted	$5.09	$0.62	$1.78

Dividends declared per share	$1.00	$5.00	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Fifty-three weeks ended March 31, 2019, Fifty-two weeks ended March 25, 2018 and the Fifty-two weeks ended March 26, 2017

(in thousands, except share and per share amounts)

	Common	Common	Additional Paid-in	(Accumulated	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 27, 2016	9,274,066	$93	$60,950	$(57,348)	5,096,757	$(76,031)	$(72,336)

Shares issued in connection with share-based compensation plans	29,804	-	44	-	-	-	44

Withholding tax on net share settlement of share-based compensation plans	-	-	(994)	-	-	-	(994)

Repurchase of common stock	-	-	-	-	30,616	(1,272)	(1,272)

Share-based compensation	-	-	582	-	-	-	582

Net income	-	-	-	7,485	-	-	7,485
Balance, March 26, 2017	9,303,870	$93	$60,582	$(49,863)	5,127,373	$(77,303)	$(66,491)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Fifty-three weeks ended March 31, 2019, Fifty-two weeks ended March 25, 2018 and the Fifty-two weeks ended March 26, 2017

(in thousands, except share and per share amounts)

	Common	Common	Additional Paid-in	(Accumulated	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 26, 2017	9,303,870	$93	$60,582	$(49,863)	5,127,373	$(77,303)	$(66,491)

Shares issued in connection with share-based compensation plans	8,052	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(157)	-	-	-	(157)

Dividends on common stock	-	-	-	(20,948)	-	-	(20,948)

Share-based compensation	-	-	398	-	-	-	398

Net income	-	-	-	2,630	-	-	2,630
Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Fifty-three weeks ended March 31, 2019, Fifty-two weeks ended March 25, 2018 and the Fifty-two weeks ended March 26, 2017

(in thousands, except share and per share amounts)

	Common	Common	Additional Paid-in	(Accumulated	Treasury Stock, at Cost		Total Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

Cumulative effect of the adoption of ASC606	-	-	-	(2,004)	-	-	(2,004)

Shares issued in connection with share-based compensation plans	24,416	-	134	-	-	-	134

Withholding tax on net share settlement of share-based compensation plans	-	-	(174)	-	-	-	(174)

Repurchase of common stock	-	-	-	-	14,390	(1,000)	(1,000)

Dividends on common stock	-	-	-	(4,187)	-	-	(4,187)

Share-based compensation	-	-	162	-	-	-	162

Net income	-	-	-	21,493	-	-	21,493
Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Fifty-Three	Fifty-Two	Fifty-Two
	weeks ended	weeks ended	weeks ended
	March 31, 2019	March 25, 2018	March 26, 2017
Cash flows from operating activities:
Net income	$21,493	$2,630	$7,485
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	-	8,872	-
Depreciation and amortization	1,212	1,352	1,297
Gain on sale of property and equipment	(11,177)	-	-
Amortization of debt issuance costs	691	1,069	1,209
Share-based compensation expense	162	398	582
Income tax benefit on stock option exercises	310	173	659
Provision for doubtful accounts	100	34	53
Impairment charge – long lived assets	-	790	-
Deferred income taxes	86	(512)	101
Changes in operating assets and liabilities:
Accounts and other receivables, net	229	(1,588)	(280)
Inventories	(151)	195	108
Prepaid expenses and other current assets	1,866	(1,780)	250
Other assets	(172)	5	(189)
Accounts payable, accrued expenses and other current liabilities	(3,367)	7,091	(673)
Deferred franchise fees	(161)	95	(39)
Other liabilities	35	38	(151)

Net cash provided by operating activities	11,156	18,862	10,412

Cash flows from investing activities:
Proceeds from disposal of property and equipment	12,775	13	-
Purchase of property and equipment	(447)	(563)	(1,128)

Net cash provided by (used in) investing activities	12,328	(550)	(1,128)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	150,000	-
Cash payments for extinguishment of debt	-	(135,000)	-
Premium paid on extinguishment of debt	-	(6,750)	-
Debt issuance costs	-	(4,908)	-
Dividends paid to stockholders	(4,337)	(21,073)	(375)
Repurchase of treasury stock	(1,000)	-	(1,272)
Proceeds from the exercise of stock options	134	-	44
Payments of withholding tax on net share settlement of share-based compensation plans	(174)	(157)	(994)

Net cash (used in) financing activities	(5,377)	(17,888)	(2,597)

Net increase in cash and cash equivalents	18,107	424	6,687

Cash and cash equivalents, beginning of year	57,339	56,915	50,228

Cash and cash equivalents, end of year	$75,446	$57,339	$56,915

Cash paid during the year for:
Interest	$9,938	$9,038	$13,500
Income taxes	$6,284	$3,584	$4,049

Noncash financing activity:
Dividends declared per share	$1.00	$5.00	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 31, 2019, March 25, 2018 and March 26, 2017

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

At March 31, 2019, the Company’s restaurant system included four Company-owned units in the New York City metropolitan area and 255 franchised or licensed units, located in 22 states and 14 foreign countries.

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

2.     Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The results of operations and cash flows for the fiscal year ended March 31, 2019 is on the basis of a 53-week reporting period. The fiscal years ended March 25, 2018 and March 26, 2017 are on the basis of a 52-week reporting period.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.     Reclassifications

We have reclassified $238 of Deferred franchise fees from Other liabilities in the Consolidated Balance Sheet at March 25, 2018 to conform with the presentation of Deferred franchise fees under Topic 606 which we adopted at the beginning of the fiscal year ending March 31, 2019. This reclassification had no effect on previously reported total assets, total liabilities or stockholders’ (deficit).

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

Cash equivalents at March 31, 2019 were $20,000. The Company did not have any cash equivalents at March 25, 2018. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s goodwill and intangible assets are deemed to have indefinite lives and, accordingly, are not amortized, but are evaluated for impairment at least annually, but more often whenever changes in facts and circumstances occur which may indicate that the carrying value may not be recoverable. As of March 31, 2019 and March 25, 2018, the Company performed its required annual impairment test of goodwill and intangible assets and has determined no impairment is deemed to exist.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. At March 25, 2018, we performed our annual impairment evaluation and recorded an impairment charge of $790 to write down the value of the long-lived assets at one of our restaurants. No long-lived assets were deemed impaired during the fiscal years ended March 31, 2019 and March 26, 2017.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 31, 2019 and March 25, 2018, we did not have any assets or liabilities that were recorded at fair value.

The Company’s long-term debt had a face value of $150,000 as of March 31, 2019 and a fair value of $145,688 as of March 31, 2019. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

12.      Revenue Recognition

From 2014 through 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries (“Topic 606”). We adopted Topic 606 at the beginning of the fiscal year ended March 31, 2019. Below in items numbers 12, 13, 14, 15 and 16 are discussions of how our revenues are earned, and our accounting policies pertaining to revenue recognition prior to the adoption of Topic 606 (“Legacy GAAP”) and subsequent to the adoption of Topic 606 and other required disclosures. Also included in Item 17 are disclosures of the amounts by which each consolidated balance sheet, consolidated statement of earnings, and consolidated statement of cash flows line item was impacted in the current period reporting as compared to Legacy GAAP.

13.      Revenue Recognition - Branded Product Program

The Company recognizes sales from the Branded Product Program and certain products sold from the Branded Menu Program upon delivery to Nathan’s customers via third party common carrier. Rebates provided to customers are classified as a reduction to sales.

The timing and amount of revenue recognized related to sales made by our Branded Product Program was not impacted by the adoption of Topic 606.

   14.      Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or credit card by the customer, are recognized at the point of sale. Sales are presented net of sales tax.

The timing and amount of revenue recognized related to our Company-owned restaurant sales was not impacted by the adoption of Topic 606.

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

The timing and amount of revenue recognized related to our license royalties was not impacted by the adoption of Topic 606.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    16.      Revenue Recognition - Franchising Operations

In connection with its franchising operations, the Company receives initial franchise fees, international development fees, royalties, and in certain cases, revenue from sub-leasing restaurant properties to franchisees.

Under Legacy GAAP, franchise fees, which are non-refundable, were recognized as income when substantially all services to be performed by Nathan’s and conditions relating to the sale of the franchise were performed or satisfied, which generally occurred when the franchise restaurant commenced operations.

The following services are typically provided by the Company prior to the opening of a franchised restaurant.

●	Approval of all site selections to be developed.
●	Provision of architectural plans suitable for restaurants to be developed.
●	Assistance in establishing building design specifications, reviewing construction compliance and equipping the restaurant.
●	Provision of appropriate menus to coordinate with the restaurant design and locations to be developed.
●	Provision of management training for the new franchisee and selected staff.
●	Assistance with the initial operations of restaurants being developed.

Under the adoption of Topic 606, the Company determined that the services provided in exchange for these upfront restaurant franchise fees do not contain separate and distinct performance obligations from the franchising right and beginning March 26, 2018, these initial franchise fees, renewal fees and transfer fees shall be deferred and recognized over the term of each respective agreement, or upon termination of the franchise agreement.

Under Legacy GAAP, international development fees were recognized, net of direct expenses, upon the opening of the first restaurant within the territory. Under the adoption of Topic 606, the Company determined that the services provided in exchange for these international development fees do not contain separate and distinct performance obligations from the franchise right and as of March 26, 2018, international development fees, net of certain incremental direct expenses, shall be recognized over the term of each respective agreement. Certain other costs, such as legal expenses, shall be expensed as incurred.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017:

	March 31,	March 25,	March 26,
	2019	2018	2017

Franchised restaurants operating at the beginning of the period	276	279	259

New franchised restaurants opened during the period	13	40	53

Franchised restaurants closed during the period	(34)	(43)	(33)

Franchised restaurants operating at the end of the period	255	276	279

The Company recognizes franchise royalties on a monthly basis, which are generally based upon a percentage of sales made by the Company’s franchisees, when they are earned and deemed collectible. The Company recognizes royalty revenue from its Branded Menu Program directly from the sale of Nathan’s products by its primary distributor or directly from the manufacturers.

Franchise fees and royalties that are subsequently deemed to be not collectible are recorded as bad debts until paid by the franchisee or until collectibility is deemed to be reasonably assured.

    17.      Revenue Recognition – National Advertising Fund

The Company maintains a national advertising fund (the “Advertising Fund”) established to collect and administer funds contributed for use in advertising and promotional programs for Company-owned and franchised restaurants. Under Legacy GAAP, the revenues, expenses and cash flows of the Advertising Fund were reported on the Company’s Consolidated Balance Sheets and not included in the Company’s Consolidated Statements of Earnings and Statements of Cash Flows because the contributions to the Advertising Fund were designed for specific purposes and the Company acted as an agent, in substance, with regard to these contributions as a result of industry-specific guidance.

Under the adoption of Topic 606, the revenue, expenses and cash flows of the Advertising Fund are fully consolidated into the Company’s Consolidated Statements of Earnings and Statements of Cash Flows.

While this treatment impacts the gross amount of reported advertising fund revenue and related expenses, the impact is expected to approximately offset the increase to both revenue and expense, with minimal impact to income from operations or net income because the Company attempts to manage the Advertising Fund to breakeven over the course of the fiscal year. However, any surplus or deficit in the Advertising Fund will impact income from operations and net income.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

18.      Revenue Recognition – Impact of Adopting New Revenue Recognition Standards

Under the adoption of Topic 606, the Company used the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of accumulated deficit at March 26, 2018 in the amount of $2,004, net of tax. Pursuant to the modified retrospective method, the results of operations from the comparative periods have not been adjusted and continue to be reported under Legacy GAAP.

Impacts on Consolidated Financial Statements

The following tables summarize the impact of adopting Topic 606 on the Company’s condensed consolidated financial statements:

	Adjustments
	As Reported	Franchise Fees	Balance Sheet Reclassi- fications	Balances Without Adoption
Condensed Consolidated Balance Sheet
March 31, 2019
Deferred income taxes	343	(731)	388	-
Total assets	94,306	(731)	388	93,963
Accrued expenses and other current liabilities	9,384	(190)	-	9,194
Deferred franchise fees	318	(378)	369	309
Total current liabilities	14,924	(568)	369	14,725
Deferred income taxes	-	-	388	388
Deferred franchise fees	2,687	(2,140)	(369)	178
Total liabilities	164,450	(2,708)	388	162,130
(Accumulated deficit)	(52,879)	1,977	-	(50,902)
Stockholders’ equity before treasury stock	8,159	1,977	-	10,136
Total stockholders’ (deficit)	(70,144)	1,977	-	(68,167)
Total liabilities and stockholders’ (deficit)	94,306	(731)	388	93,963

	Adjustments
	As Reported	Franchise Fees	Advertising Fund	Balances Without Adoption
Condensed Consolidated Statement of Earnings
Year ended March 31, 2019
Franchise fees and royalties	4,171	(217)	-	3,954
Advertising fund revenue	2,502	-	(2,502)	-
Total revenues	101,849	(217)	(2,502)	99,130
General and administrative expenses	13,851	(162)	-	13,689
Advertising fund expense	2,506	-	(2,506)	-
Total costs and expenses	73,873	(162)	(2,506)	71,205
Income from operations	27,976	(55)	4	27,925
Income before provision for income taxes	29,410	(55)	4	29,359
Provision for income taxes	7,917	(24)	-	7,893
Net income	21,493	(27)	-	21,466

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Adjustments
	As Reported	Franchise Fees	Advertising Fund	Balances Without Adoption
Condensed Consolidated Statement of Cash Flows
Year ended March 31, 2019
Cash flows from operating activities:
Net income	21,493	(27)	-	21,466
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and other Current liabilities	(3,367)	(190)	-	(3,557)
Deferred franchise fees	(161)	217	-	56
Net cash provided by operating activities	11,156	-	-	11,156
Net cash provided by investing activities	12,328	-	-	12,328
Net cash (used in) financing activities	(5,377)	-	-	(5,377)
Net increase in cash and cash equivalents	18,107	-	-	18,107

Contract balances

The following table provides information about receivables and contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

March 31, 2019
Deferred franchise fees (a)	$3,005

(a)	Deferred franchise fees of $318 and $2,687 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows:

Fifty-three Weeks Ended
March 31, 2019
Deferred franchise fees at beginning of period (a)	$3,139
Additions to deferred revenue	371
Revenue recognized during the period	(505)
Deferred franchise fees at end of period	$3,005

(a)	Includes the cumulative effect of adopting Topic 606 of $2,735, excluding deferred income taxes.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2020	318
2021	309
2022	299
2023	262
2024	248
Thereafter	1,569
Total	$3,005

We have applied the optional exemption, as provided for under Topic 606, which allows us not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

19.      Business Concentrations and Geographical Information

At March 31, 2019 and March 25, 2018 the Company maintained cash balances which are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

The Company’s accounts receivable consist principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 31, 2019, four Branded Product customers represented 19%, 18%, 17% and 13%, of accounts receivable. At March 25, 2018, three Branded Product customers represented 41%, 20% and 8%, of accounts receivable. One Branded Products customer accounted for 14%, 19% and 12% of total revenue for the years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively. One retail licensee accounted for 22%, 21% and 20% of the total revenue for the years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively.

The Company’s primary supplier of hot dogs represented 92%, 92% and 91% of product purchases for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively. The Company’s distributor of products to its Company-owned restaurants represented 5%, 4% and 5% of product purchases for each of the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively.

The Company’s revenues for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017 were derived from the following geographic areas:

	March 31, 2019	March 25, 2018	March 26, 2017

Domestic (United States)	$97,871	$97,661	$90,070
Non-domestic	3,978	6,540	6,186
	$101,849	$104,201	$96,256

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s sales for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017 were derived from the following:

	March 31, 2019	March 25, 2018	March 26, 2017

Branded Products	$57,960	$62,623	$55,960
Company-owned restaurants	13,601	14,085	14,646
Other	-	-	214
Total sales	$71,561	$76,708	$70,820

License royalties	$23,615	$23,020	$20,368

Royalties	3,666	4,138	4,290
Franchise fees	505	335	778
Total franchise fees and royalties	4,171	4,473	5,068

Advertising fund revenue (A)	2,502	-	-

Total revenues	$101,849	104,201	96,256

(A)	Prior to adoption of Topic 606, inflows into the National Advertising Fund were not considered revenue.

20.       Advertising

The Company administers an advertising fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $107, $117 and $182, for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively, and have been included within restaurant operating expenses in the accompanying Consolidated Statements of Earnings.

21.      Stock-Based Compensation

At March 31, 2019, the Company had one stock-based compensation plan in effect which is more fully described in Note L.2.

The cost of all share-based payments, including grants of restricted stock and stock options, is recognized in the financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

22.      Classification of Operating Expenses

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

23.       Income Taxes

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

See Note I for a further discussion of our income taxes.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

24.       Adoption of Other New Accounting Standards

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

The guidance was effective for the Company beginning in the quarter ending June 24, 2018 and did not have a material impact on its results of operations or financial position.

25.       New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued new guidance ASU 2016-02, “Leases (Topic 842),” which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which affects the guidance in ASU 2016-02. The standard permits the election of an optional transition practical expedient to not evaluate land easements that exist or expired before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods.

The new guidance will take effect at the beginning of Nathan’s first quarter (April 1, 2019) of our fiscal year ending March 29, 2020. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The guidance requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits the Company to use its effective date as the date of initial application without restating comparative period financial statements and recognizing any cumulative effect adjustment to the opening balance sheet of accumulated deficit at April 1, 2019.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The new guidance also provides several practical expedients and policies that companies may elect under either transition method. Nathan’s expects to elect the modified retrospective method and use the effective date as the initial application. Nathan’s will also adopt the package of practical expedients including; not reassessing prior conclusions about lease identification, lease classification and initial direct costs. We will elect the short-term lease recognition exemption for qualifying leases of less than 12 months and not recognize a Right-of-Use Asset or lease liability, we will elect not to separate lease and non-lease components for all leases and we will not elect the use-of-hindsight practical expedient. We have completed the scoping analysis and data gathering process for our current lease portfolio. We are finalizing the review of information for completeness of the lease portfolio, analyzing the financial statement impact of adopting the standards, and evaluating the impact of adoption on our existing accounting policies and disclosures. Upon adoption, we expect to recognize additional operating lease liabilities of approximately $8,500, and a Right of Use asset of approximately $7,800 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and derecognize $700 of deferred rents. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of earnings and statement of cash flows.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively:

	Net Income			Shares			Net income per share
	2019	2018	2017	2019	2018	2017	2019	2018	2017

Basic EPS
Basic calculation	$21,493	$2,630	$7,485	4,187,000	4,181,000	4,172,000	$5.13	$0.63	$1.79
Effect of dilutive employee stock options	-	-	-	33,000	40,000	34,000	(.04)	(.01)	(.01)

Diluted EPS
Diluted calculation	$21,493	$2,630	$7,485	4,220,000	4,221,000	4,206,000	$5.09	$0.62	$1.78

Options to purchase 10,000 shares of common stock for the year ended March 31, 2019 were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price.

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 31,	March 25,
	2019	2018

Branded product sales	$7,432	$7,604
Franchise and license royalties	2,661	2,767
Other	665	599
	10,758	10,970

Less: allowance for doubtful accounts	585	468

Accounts and other receivables, net	$10,173	$10,502

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are generally considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable.

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET (continued)

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017 are as follows:

	March 31, 2019	March 25, 2018	March 26, 2017

Beginning balance	$468	$457	$471
Reclassification to conform with Topic 606	77	-
Bad debt expense	100	34	53
Accounts written off	(60)	(23)	(67)

Ending balance	$585	$468	$457

NOTE E – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	March 25,
	2019	2018

Income taxes	$106	$1,624
Insurance	244	266
Other	657	983

Total prepaid expenses and other current assets	$1,007	$2,873

NOTE F– SALES OF REAL ESTATE

Prior to the end of fiscal 2018, we entered into an agreement to sell a Company-owned restaurant located in Bay Ridge, Brooklyn, NY for $12,250. Property and equipment of $610 related to this sale had been classified as Assets held for sale in our Consolidated Balance Sheet at March 25, 2018.

On October 23, 2018, the Company completed the sale for proceeds of $11,445, net of direct expenses, and recorded a gain of $10,854, which represented the excess of the proceeds, before legal fees of $33, over the carrying value on that date.

On August 9, 2018, the Company completed the sale of its regional office building located in Fort Lauderdale, Florida for proceeds of $1,330, net of direct expenses, and recorded a gain of $323, which represented the excess of the proceeds, before legal fees of $17, over the carrying value on that date.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31,	March 25,
	2019	2018

Land	$123	$835
Building and improvements	1,452	2,035
Machinery, equipment, furniture and fixtures	5,422	5,450
Leasehold improvements	6,481	6,578
Construction-in-progress	22	8
Total property and equipment	13,500	14,906
Less: accumulated depreciation and amortization	8,611	8,264

Property and equipment, net	$4,889	$6,642

NOTE H – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	March 25,
	2019	2018
Payroll and other benefits	$3,150	$2,733
Accrued rebates	770	1,541
Rent and occupancy costs	113	200
Deferred revenue	807	780
Construction costs	58	68
Interest	4,111	3,948
Professional fees	146	157
Sales, use and other taxes	27	80
Dividend payable	-	150
Deposit payable	-	1,201
Other	202	390
Total accrued expenses and other current liabilities	$9,384	$11,248

Other liabilities consist of the following:

	March 31,	March 25,
	2019	2018
Reserve for uncertain tax positions (Note I)	496	467
Deferred rental liability	670	677
Other	224	211
Total other liabilities	$1,390	$1,355

NOTE I - INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017:

	March 31, 2019	March 25, 2018	March 26, 2017
Federal
Current	$5,385	$1,077	$3,024
Deferred	43	(474)	79
Total Federal income tax	5,428	603	3,103
State and local
Current	2,447	917	1,195
Deferred	42	(38)	21
Total State and local income tax	2,489	879	1,216
Total provision for income taxes	$7,917	$1,482	$4,319

On December 22, 2017, the Enactment Date, President Trump signed the Tax Cuts and Jobs Act (“Tax Act”) into law which among other provisions, permanently reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The Tax Act limits the deduction of business interest, net of interest income, to 30 percent of the adjusted taxable income of the taxpayer in any taxable year. Any amount disallowed under the limitation is treated as business interest paid or accrued in the following year. Disallowed interest will have an indefinite carryforward. The Tax Act also repeals the performance-based exception to the $1.0 million deduction limitation on executive compensation and modifies the definition of “covered employees”. Additionally, the Tax Act intended to allow businesses to immediately expense the full cost of Qualified Improvement Property. However, the law as written does not permit restaurant companies to take advantage of the laws’ intention regarding the immediate expensing of Qualified Improvement Property.

The income tax provisions for the years ended March 31, 2019 and March 25, 2018 reflect effective tax rates of 26.9% and 36.0%, respectively. The Company's tax rate reflects the reduction of the Federal income tax rate to 21% and blended 31% rate pursuant to the Tax Act, respectively.

During the fiscal year ended March 25, 2018, pursuant to Staff Accounting Bulletin No. 118 ("SAB No. 118"), Nathan’s determined reasonable estimates to its deferred assets and liabilities and pursuant to ASC 740, Income Taxes, the Company recognized the effect(s) of the Tax Act on current and deferred income taxes in its financial statements. Nathan’s recorded a discrete adjustment to its deferred tax liability and unrecognized tax benefits which reduced the provision for income taxes by $245 or 6.0 percentage points during the year ended March 25, 2018. In accordance with the provisions of SAB No. 118, at March 25, 2018 we considered amounts related to the Tax Act to be reasonably estimated. During the year fiscal year ended March 31, 2019, we refined and completed the accounting for the Tax Act as we obtained, prepared, and analyzed additional information and as additional legislative, regulatory, and accounting guidance and interpretations became available, resulting in an increase in the provision for income taxes of $99 or 0.3 percentage points.

NOTE I - INCOME TAXES (continued)

The total income tax provision for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017 differs from the amounts computed by applying the United States Federal income tax rate of 21%, blended 31% and 34%, respectively to income before income taxes as a result of the following:

	March 31, 2019	March 25, 2018	March 26, 2017

Computed tax expense	$6,176	$1,275	$4,013
State and local income taxes, net of Federal income tax benefit	1,875	506	797
Change in uncertain tax positions, net	86	98	(11)
Nondeductible meals and entertainment and other	(66)	21	61
Nondeductible compensation	57	-	118
Tax reform act	99	(245)	-
Tax benefit share based payments	(310)	(173)	(659)
Total provision for income taxes	$7,917	$1,482	$4,319

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,	March 25,
	2019	2018
Deferred tax assets
Accrued expenses	$387	$310
Allowance for doubtful accounts	58	40
Deferred revenue	955	291
Deferred stock compensation	70	166
Excess of straight line over actual rent	162	194
Investment	-	123
Other	85	97
Total deferred tax assets	$1,717	$1,221

Deferred tax liabilities
Deductible prepaid expense	210	280
Depreciation expense	783	882
Amortization	381	361
Total deferred tax liabilities	1,374	1,523
Net deferred tax asset (liability)	$343	$(302)

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

NOTE I - INCOME TAXES (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017.

	March 31, 2019	March 25, 2018	March 26, 2017

Unrecognized tax benefits, beginning of year	$263	$167	$208
Decreases of tax positions taken in prior years	(8)	(2)	(31)
Increases based on tax positions taken in current year	46	98	41
Settlements of tax positions taken in prior years	(48)	-	(51)
Unrecognized tax benefits, end of year	$253	$263	$167

The amount of unrecognized tax benefits at March 31, 2019, March 25, 2018 and March 26, 2017 were $253, $263 and $167, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 31, 2019 and March 25, 2018, the Company had $245 and $214, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017 Nathan’s recognized interest and penalties in the amounts of $31, $31 and $29, respectively. During the fiscal year ending March 29, 2020, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $11, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review has been completed; Nathan’s has accepted the findings and settled the matter. The effects of the review, which were not significant, have been factored into the Company’s effective tax rate for fiscal 2019.

The ultimate benefit of the Tax Act on Nathan’s is unclear as the lower annual tax rate could be outweighed by deduction limitations and other provisions included in further guidance and regulations.

The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2016
New York State	2016
New York City	2016
New Jersey	2015
California	2015

NOTE J – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant operations segment consisting of Company-operated and franchised restaurants, to distributors that resell our products to the foodservice industry through the Branded Product Program (“BPP”) and by third party manufacturers pursuant to license agreements that sell our products to club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

Income from operations attributable to Corporate consists principally of administrative expenses not allocated to the operating segments such as executive management, finance, information technology, legal, insurance, corporate office costs, corporate incentive compensation and compliance costs and expenses of the advertising fund.

Gain on sale of property and equipment, loss on debt extinguishment, interest expense, interest income, impairment charge and other income, net are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Corporate assets consist primarily of cash and cash equivalents, and long-lived assets.

NOTE J – SEGMENT INFORMATION (continued)

Operating segment information is as follows:

	Fifty-Three weeks ended	Fifty-Two weeks ended	Fifty-Two weeks ended
	March 31, 2019	March 25, 2018	March 26, 2017
Revenues
Branded Product Program	$57,960	$62,623	$56,174
Product licensing	23,615	23,020	20,368
Restaurant operations	17,772	18,558	19,714
Corporate (1)	2,502	-	-
Total revenues	$101,849	$104,201	$96,256

Income from operations
Branded Product Program	$10,302	$9,469	$10,257
Product licensing	23,433	22,838	20,186
Restaurant operations	2,398	2,730	4,101
Corporate	(8,157)	(7,937)	(8,264)
Income from operations	$27,976	$27,100	$26,280

Gain on sale of property and equipment	$11,177	$-	$-
Interest expense	(10,792)	(13,591)	(14,665)
Loss on debt extinguishment (Note K)	-	(8,872)	-
Impairment charge – long lived assets (Note B)	-	(790)	-
Interest income	840	166	104
Other income, net	209	99	85
Income before provision for income taxes	$29,410	$4,112	$11,804

Total assets
Branded Product Program	$8,334	$8,174	$7,113
Product licensing	2,127	2,269	2,003
Restaurant operations	6,411	7,537	8,740
Corporate	77,434	62,111	60,269
Total assets	$94,306	$80,091	$78,125

Depreciation & amortization expense
Branded Product Program	$312	$298	$316
Restaurant operations	657	786	762
Corporate	243	268	219
Total depreciation & amortization expense	$1,212	$1,352	$1,297

(1)	Represents advertising fund revenue

NOTE K – LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	March 25,
	2019	2018

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(4,551)	(5,242)
Long-term debt, net	$145,449	$144,758

On November 1, 2017, the Company issued $150,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture dated as of November 1, 2017 by and among the Company, certain of its wholly-owned subsidiaries and U.S. Bank National Association (the “Indenture”). The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the $135,000 of 10.000% Senior Secured Notes due 2020 and redeem the 2020 Notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record, with the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

The Company performed the required evaluation of the refinancing and determined that a portion of the Redemption of the 2020 Notes was accounted for as a modification of the debt and a portion as an extinguishment of the debt. In connection with the Redemption, the Company recorded a loss on early extinguishment of debt of $8,872 for the year ended March 25, 2018 that primarily reflected a portion of the premium paid to redeem the 2020 Notes and the write-off of certain debt issuance costs.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments of $4,969 on May 1, 2018 and November 1, 2018. On May 1, 2019, the Company paid its first semi-annual interest payment of fiscal 2020.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 31, 2019, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

NOTE K – LONG-TERM DEBT (continued)

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

NOTE K – LONG-TERM DEBT (continued)

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

NOTE K – LONG-TERM DEBT (continued)

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

On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. Through March 31, 2019, the Company declared and paid four regular quarterly dividends of $0.25 per common share aggregating $4,187. The Company also paid the remaining dividends payable of $150 from the previously declared special dividends.

Effective June 14, 2019, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2020 which is payable on June 28, 2019 to stockholders of record as of the close of business on June 24, 2019.

On November 1, 2017, the Company’s Board of Directors declared a special cash dividend of $5.00 per share payable to stockholders of record as of December 22, 2017 of which approximately $20,923 was paid on January 4, 2018 to the stockholders. The Company also accrued $25 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreement. As unvested restricted stock vests, the declared dividend is paid. The Company paid this $25 during the year ended March 31, 2019.

On March 10, 2015, the Company’s Board of Directors declared a special cash dividend of $25.00 per share payable to stockholders of record as of March 20, 2015 of which approximately $115,100 was paid on March 27, 2015 to the stockholders. The Company accrued $1,000 for the expected dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreements. As unvested restricted stock vests, the declared dividend is paid. As of March 31, 2019 we had paid the entire accrued dividend on the restricted stock.

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

On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted. As of March 31, 2019, there were up to 208,584 shares available to be issued for future option grants or up to 187,933 shares of restricted stock that may be granted under the 2010 Plan.

In general, options granted under the Company’s stock incentive plans have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and used the Black-Scholes option valuation model to determine the fair value of options granted at the grant date.

During the fiscal year ended March 31, 2019, the Company granted options to purchase 10,000 shares at an exercise price of $89.90 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a three-year period commencing September 12, 2019.

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the year ended March 31, 2019 were as follows:

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

During the fiscal year ended March 31, 2019, the Company granted 1,000 shares of restricted stock at a fair value of $89.90 per share representing the closing price on the date of grant, which will be fully vested three years from the date of grant. The restrictions on the shares lapse ratably over a three-year period on the annual anniversary of the date of grant. The compensation expense related to this restricted stock award is expected to be $90 and will be recognized, commencing on the grant date, over the next three years.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows:

	March 31, 2019	March 25, 2018	March 26, 2017

Stock options	$102	$150	$150
Restricted stock	60	248	432
	$162	$398	$582

The tax benefit on stock-based compensation expense was $44, $144 and $213 for the years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively. As of March 31, 2019, there was $285 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately twenty-nine months, which represents the remaining requisite service periods for such award.

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

A summary of the status of the Company’s stock options at March 31, 2019, March 25, 2018 and March 26, 2017 and changes during the fiscal years then ended is presented in the tables below:

	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding – beginning of year	68,498	$33.438	75,745	$35.58	124,030	$26.29

Granted	10,000	89.90	-	-	-	-

Replacement options issued (A)	-	-	68,498	$33.44	-	-

Expired	-	-	-	-	-	-

Cancellation of outstanding options (A)	-	-	(64,384)	$35.58	-	-

Exercised	(36,264)	33.438	(11,361)	35.58	(48,285)	11.72

Options outstanding - end of year	42,234	$46.807	68,498	$33.438	75,745	$35.58

Options exercisable - end of year	32,234	$33.438	48,348	$33.438	37,873	$35.58

Exercise prices of outstanding options at March 31, 2019 ranged from $33.438 to $89.90.

(A)	– Represents the effects on outstanding options after giving to the replacement options issued in connection with the Company’s special dividend to the shareholders of record on December 22, 2017.

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

During the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, options to purchase 36,264, 11,361 and 48,285 shares were exercised which aggregated proceeds of $134, $-0- (due to net settlement) and $44, respectively, to the Company. The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017 was $1,488, $379 and $1,555, respectively.

The following table summarizes information about outstanding stock options at March 31, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 31, 2019	42,234	$46.807	1.32	$1,127

Options exercisable at March 31, 2019	32,234	$33.438	0.35	$1,127

Exercise prices range from $33.438 to $89.90

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 31, 2019 are as follows:

		Weighted-
		Average
		Grant-date Fair value

	Shares	Per share

Unvested restricted stock at March 25, 2018	5,000	$49.80

Granted	1,000	$89.90

Vested	(5,000)	$(49.80)

Unvested restricted stock at March 31, 2019	1,000	$89.90

The aggregate fair value of restricted stock vested during the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017 was $434, $321 and $736, respectively.

3.        Common Stock Purchase Rights

On June 5, 2013, Nathan’s adopted a new stockholder rights plan (the “2013 Rights Plan”) under which all stockholders of record as of June 17, 2013 received rights to purchase shares of common stock.

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The 2013 Rights were distributed as a dividend. Initially, the 2013 Rights will attach to, and trade with, the Company’s common stock.  Subject to the terms, conditions and limitations of the 2013 Rights Plan, the 2013 Rights would become exercisable if (among other things) a person or group acquires 15% or more of the Company’s common stock. Upon such an event and payment of the purchase price of $100.00 (the “2013 Right Purchase Price”), each 2013 Right (except those held by the acquiring person or group) would have entitled the holder to acquire one share of the Company’s common stock (or the economic equivalent thereof) or, if the then-current market price is less than the then current 2013 Right Purchase Price, a number of shares of the Company’s common stock which at the time of the transaction had a market value equal to the then current 2013 Right Purchase Price at a purchase price per share equal to the then current market price of the Company’s Common Stock.

On June 14, 2018, the Company and American Stock Transfer and Trust Company, LLC, the Rights Agent, amended the 2013 Rights Plan. The Amendment postponed the expiration date to September 30, 2018, at which time the 2013 Rights Plan expired.

4.        Stock Repurchase Programs

During the period from October 2001 through March 31, 2019, Nathan’s purchased 5,141,763 shares of common stock at a cost of approximately $78,303 pursuant to various stock repurchase plans previously authorized by the Board of Directors.

During the year-ended March 31, 2019, Nathan’s repurchased 14,390 shares of its common stock at a cost of approximately $1,000 pursuant to its sixth stock repurchase program.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 31, 2019, Nathan’s had repurchased 954,132 shares at a cost of $30,641 under the sixth stock repurchase plan. At March 31, 2019, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

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

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (as amended, the “Gatoff Employment Agreement”). Under the terms of the Lorber Employment Agreement, Mr. Lorber would serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment is terminated in accordance with the terms of the Lorber Employment Agreement. On November 1, 2012, the Company amended its employment agreement with Mr. Lorber, extending the term of the employment agreement to December 31, 2017 and increasing the base compensation of Mr. Lorber to $600 per annum. In addition, Mr. Lorber received a grant of 50,000 shares of restricted stock subject to vesting as provided in a Restricted Stock Agreement between Mr. Lorber and the Company. Mr. Lorber will not receive a contractually-required bonus. On December 6, 2017, the Company amended its employment agreement with Mr. Lorber, extending the term of the employment agreement from December 31, 2017 to December 31, 2022 and increasing the base compensation of Mr. Lorber to $1,000 per annum. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year.

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2020, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff will receive a base salary, currently $500 effective June 1, 2016, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee pursuant to the terms of the 2018 Management Incentive Plan approved by shareholders on September 12, 2018. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company. On June 4, 2013, Mr. Gatoff received a grant of 25,000 shares of restricted stock at a fair value of $49.80 per share representing the closing price on the date of grant, subject to vesting as provided in a Restricted Stock Agreement between Mr. Gatoff and the Company. The compensation expense related to this restricted stock award was $1,245 and was recognized, commencing on the grant date, over the next five years.

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

Effective August 4, 2016, the Company and Wayne Norbitz executed an Amendment to the Consulting Agreement (the “Amendment”), whereas the Term of the Agreement was originally extended to expire August 10, 2017, which had been further extended to expire on December 31, 2017. Pursuant to the terms of the Amendment, Mr. Norbitz provided consulting services one (1) day a week, as directed by the Board of Directors of the Company and/or Eric Gatoff, Chief Executive Officer of the Company. The Amendment provided that Mr. Norbitz will receive a consulting fee of $8.1 per month for services rendered.

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

6.        Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017 were $42, $40 and $41, respectively.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $378 as of December 31, 2018. The Company has no plans or intentions to stop participating in the plan as of March 31, 2019 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with U.S. GAAP. Contributions to the Union Plan were $7, $12 and $10 for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively.

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

As of March 31, 2019, the Company had non-cancelable operating lease commitments, net of certain sublease rental income, as follows:

	Lease	Sublease	Net lease
	commitments	income	commitments

2020	$1,404	$267	$1,137
2021	1,319	245	1,074
2022	1,572	247	1,325
2023	1,596	175	1,421
2024	1,545	169	1,376
Thereafter	6,120	521	5,599

	$13,556	$1,624	$11,932

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,579, $1,591 and $1,566 of which, $1,287, $1,304 and $1,278 were a component of restaurant operating expenses, for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively. The remaining rents of $298, $287 and $288 were included in general and administrative expenses for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively. Sublease rental income was $267, $274 and $272 for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales of the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $480, $478 and $457 for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively.

At March 31, 2019, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

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

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $217 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

NOTE N - RELATED PARTY TRANSACTIONS

A subsidiary of a firm to which the Company’s Executive Chairman of the Board is the President and Chief Executive Officer, received ordinary and customary real estate brokerage commissions aggregating approximately $72 in connection with the sale of the Florida regional office during the fiscal year ended March 31, 2019.

A firm to which the Company’s Executive Chairman of the Board is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $37, $36 and $26 for the fiscal years ended March 31, 2019, March 25, 2018 and March 26, 2017, respectively.

NOTE P - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)

Fiscal Year 2019

Total revenues	$30,168	$29,330	$20,222	$22,129
Gross profit (b)	5,025	6,413	3,744	3,600
Income from operations	9,087	8,480	4,896	5,513
Net income	4,795	4,484	9,722	2,492

Per share information
Net income per share
Basic (c)	$1.15	$1.07	$2.32	$.60
Diluted (c)	$1.13	$1.06	$2.30	$.59

Shares used in computation of net income per share
Basic (c)	4,185,000	4,188,000	4,187,000	4,187,000
Diluted (c)	4,226,000	4,231,000	4,221,000	4,202,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2018

Total revenues	$30,803	$31,471	$22,021	$19,906
Gross profit (b)	4,820	6,486	4,168	2,482
Income from operations	8,450	8,734	5,370	4,546
Net income (loss)	2,922	3,120	(3,779)	367

Per share information
Net income (loss) per share
Basic (c)	$.70	$.75	$(.90)	$.09
Diluted (c)	$.69	$.74	$(.90)	$.09

Shares used in computation of net income (loss) per share
Basic (c)	4,177,000	4,179,000	4,185,000	4,185,000
Diluted (c)	4,215,000	4,212,000	4,185,000	4,228,000

(a)	The fourth quarter fiscal 2019 was comprised of 14 weeks, as compared to all other quarters which were comprised of 13 weeks.
(b)	Gross profit represents the difference between sales and cost of sales.
(c)

The sum of the quarters may not equal the full year per share amounts included in the accompanying consolidated statements of earnings due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

Nathan’s Famous, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

March 31, 2019, March 25, 2018 and March 26, 2017

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of period

Fifty-three weeks ended March 31, 2019

Allowance for doubtful accounts - accounts receivable	$468	$100	$77	(b)	$(60	)(a)	$585

Fifty-two weeks ended March 25, 2018

Allowance for doubtful accounts - accounts receivable	$457	$34	$-		$(23	)(a)	$468

Fifty-two weeks ended March 26, 2017

Allowance for doubtful accounts - accounts receivable	$471	$53	$-		$(67	)(a)	$457

(a)	Uncollectible amounts written off.

(b)	Reclassification to conform with Topic 606.