Form 10-Q
period 2019-06-30
NATHANS FAMOUS INC
filed 2019-08-09
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019.

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

Securities registered pursuant to Section 12(b) of the Act:

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

At August 9, 2019, an aggregate of 4,226,809 shares of the registrant's common stock, par value of $.01, were outstanding.

1

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

2

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and March 31, 2019

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note F)	$73,903	$75,446
Accounts and other receivables, net (Note H)	14,974	10,173
Inventories	748	535
Prepaid expenses and other current assets (Note I)	773	1,007
Total current assets	90,398	87,161

Property and equipment, net of accumulated depreciation of $8,916 and $8,611, respectively	4,684	4,889
Operating lease assets (Note P)	7,655	-
Goodwill	95	95
Intangible asset	1,353	1,353
Deferred income taxes	351	343
Other assets	465	465

Total assets	$105,001	$94,306

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Current portion of operating lease liabilities (Note P)	$1,065	$-
Accounts payable	5,806	5,222
Accrued expenses and other current liabilities (Note J)	6,677	9,384
Deferred franchise fees	306	318
Total current liabilities	13,854	14,924

Long-term debt, net of unamortized debt issuance costs of $4,378 and $4,551, respectively (Note O)	145,622	145,449
Long-term operating lease liabilities (Note P)	7,308	-
Other liabilities (Note J)	745	1,390
Deferred franchise fees	2,620	2,687

Total liabilities	170,149	164,450

COMMITMENTS AND CONTINGENCIES (Note Q)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,368,572 and 9,336,338 shares issued; and 4,226,809 and 4,194,575 shares outstanding at June 30, 2019 and March 31, 2019, respectively	94	93
Additional paid-in capital	62,050	60,945
(Accumulated deficit)	(48,989)	(52,879)
Stockholders’ equity before treasury stock	13,155	8,159

Treasury stock, at cost, 5,141,763 shares at June 30, 2019 and March 31, 2019	(78,303)	(78,303)
Total stockholders’ deficit	(65,148)	(70,144)

Total liabilities and stockholders’ deficit	$105,001	$94,306

The accompanying notes are an integral part of these consolidated financial statements.

3

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 30, 2019 and June 24, 2018

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2019	June 24, 2018

REVENUES
Sales	$20,237	$20,471
License royalties	8,722	8,098
Franchise fees and royalties	1,077	1,104
Advertising fund revenue	482	495
Total revenues	30,518	30,168

COSTS AND EXPENSES
Cost of sales	15,422	15,446
Restaurant operating expenses	919	910
Depreciation and amortization	310	345
General and administrative expenses	3,937	3,885
Advertising fund expense	482	495
Total costs and expenses	21,070	21,081

Income from operations	9,448	9,087

Interest expense	(2,650)	(2,650)
Interest income	366	61
Other income, net	21	21

Income before provision for income taxes	7,185	6,519
Provision for income taxes	1,816	1,724
Net income	$5,369	$4,795

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,206	4,185
Diluted	4,206	4,226

Income per share:
Basic	$1.28	$1.15
Diluted	$1.28	$1.13

Dividends declared per share	$.35	$.25

The accompanying notes are an integral part of these consolidated financial statements.

4

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Thirteen weeks ended June 30, 2019 and June 24, 2018

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

Shares issued in connection with share-based compensation plans	32,234	1	1,077	-	-	-	1,078
Dividends on common stock	-	-	-	(1,479)	-	-	(1,479)
Share-based compensation	-	-	28	-	-	-	28
Net income	-	-	-	5,369	-	-	5,369
Balance, June 30, 2019	9,368,572	$94	$62,050	$(48,989)	5,141,763	$(78,303)	$(65,148)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

Cumulative effect of the adoption of Topic 606	-	-	-	(2,004)	-	-	(2,004)
Shares issued in connection with share-based compensation plans	2,990	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(174)	-	-	-	(174)
Dividends on common stock	-	-	-	(1,047)	-	-	(1,047)
Share-based compensation	-	-	81	-	-	-	81
Net income	-	-	-	4,795	-	-	4,795
Balance, June 24, 2018	9,314,912	$93	$60,730	$(66,437)	5,127,373	$(77,303)	$(82,917)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 30, 2019 and June 24, 2018

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2019	June 24, 2018
Cash flows from operating activities:
Net income	$5,369	$4,795
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	310	345
Amortization of debt issuance costs	173	173
Share-based compensation expense	28	81
Income tax benefit on stock option exercises	228	63
Provision for doubtful accounts	27	14
Deferred income taxes	(8)	(21)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(4,828)	(5,131)
Inventories	(213)	(223)
Prepaid expenses and other current assets	234	1,985
Other assets	(10)	(52)
Accounts payable, accrued expenses and other current liabilities	(2,351)	(4,874)
Deferred franchise fees	(79)	36
Other liabilities	84	(3)

Net cash used in operating activities	(1,036)	(2,812)

Cash flows from investing activities:
Purchase of property and equipment	(106)	(138)

Net cash used in investing activities	(106)	(138)

Cash flows from financing activities:
Dividends paid to stockholders	(1,479)	(1,197)
Proceeds from the exercise of stock options	1,078	-
Payments of withholding tax on net share settlement of share-based compensation plans	-	(174)

Net cash used in financing activities	(401)	(1,371)

Net decrease in cash and cash equivalents	(1,543)	(4,321)

Cash and cash equivalents, beginning of period	75,446	57,339

Cash and cash equivalents, end of period	$73,903	$53,018

Cash paid during the period for:
Interest	$4,969	$4,969
Income taxes	$60	$60

Noncash financing activity:
Dividends declared per share	$.35	$.25

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 30, 2019 and June 24, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

NOTE B – ADOPTION OF NEW ACCOUNTING STANDARDS

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on leases, Topic 842, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases. The Company adopted the new guidance during the first quarter of fiscal 2020 using the effective date of April 1, 2019 as the date of initial application; therefore, the comparative period has not been adjusted and continues to be reported under the previous lease guidance.

The new standard provides for a number of practical expedients upon adoption. The Company elected the package of practical expedients, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. For those leases that fall under the definition of a short-term lease, the Company elected the short-term lease recognition exemption. Under this practical expedient, for those leases that qualify, we did not recognize right-of-use (“ROU”) assets or liabilities. The Company also elected the practical expedient for lessees to account for lease components and nonlease components as a single lease component for all underlying classes of assets. The Company did not elect the use-of-hindsight practical expedient.

As a result of adopting this new guidance on the first day of fiscal year 2020, substantially all of the Company's operating lease commitments were subject to the new guidance and were recognized as operating lease assets and liabilities, initially measured as the present value of future lease payments for the remaining lease term discounted using the Company’s incremental borrowing rate based on the remaining lease term as of the adoption date. The Company recognized operating lease assets and liabilities of $7,804,000 and $8,533,000, respectively, as of the first day of fiscal year 2020. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets.

The effects of the changes made to the Company's consolidated balance sheet as of April 1, 2019 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at March 31, 2019	Adjustments due to adoption of the new lease guidance	Reclassifications	Balance at April 1, 2019
Other Assets
Operating lease assets	-	7,804	-	7,804
Other assets	465	-	31	496

Current Liabilities
Current portion of operating lease liabilities	-	1,162	-	1,162

Long Term Liabilities
Long-term operating lease liabilities	-	7,371	-	7,371
Other liabilities	1,390	(729)	31	692

The adoption of the new guidance is non-cash in nature and had no impact on net cash flows from operating, investing, or financing activities.

See Note P for additional information regarding our lease arrangements and the Company's updated lease accounting policies.

NOTE C – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 30, 2019 and June 24, 2018 are as follows (in thousands):

	Thirteen weeks ended
	June 30, 2019	June 24, 2018

Branded Products	$16,113	$16,445
Company-operated restaurants	4,124	4,026
Total sales	20,237	20,471

License royalties	8,722	8,098

Royalties	980	997
Franchise fees	97	107
Total franchise fees and royalties	1,077	1,104

Advertising fund revenue	482	495

Total revenues	$30,518	$30,168

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended
	June 30, 2019	June 24, 2018

United States	$29,387	$28,856
International	1,131	1,312
Total revenues	$30,518	$30,168

Contract balances

The following table provides information about contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

	June 30, 2019	March 31, 2019
Deferred franchise fees (a)	$2,926	$3,005

(a)	Deferred franchise fees of $306 and $2,620 as of June 30, 2019 and $318 and $2,687 as of March 31, 2019 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

	Thirteen weeks ended
	June 30, 2019	June 24, 2018
Deferred franchise fees at beginning of period	$3,005	$3,139	(a)
Revenue recognized during the period	(97)	(107)
New deferrals due to cash received and other	18	170
Deferred franchise fees at end of period	$2,926	$3,202

(a)	Includes the cumulative effect of adopting Topic 606 of $2,735.

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2020 (a)	$230
2021	299
2022	288
2023	252
2024	235
Thereafter	1,622
Total	$2,926

(a)

Represents franchise fees expected to be recognized for the remainder of the 2020 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $97 of franchise fee revenue recognized for the thirteen weeks ended June 30, 2019.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen-week periods ended June 30, 2019 and June 24, 2018, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2019	2018	2019	2018	2019	2018
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$5,369	$4,795	4,206	4,185	$1.28	$1.15
Effect of dilutive employee stock options	-	-	-	41	-	(0.02)

Diluted EPS
Diluted calculation	$5,369	$4,795	4,206	4,226	$1.28	$1.13

Options to purchase 10,000 shares of common stock in the thirteen week period ended June 30, 2019 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2019 and March 31, 2019 were $20,000,000. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

NOTE G – FAIR VALUE MEASUREMENTS

Nathan’s follows a three-level fair value hierarchy that prioritizes the inputs to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

●	Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of June 30, 2019 and March 31, 2019 were as follows (in thousands):

	June 30, 2019		March 31, 2019
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$147,750	$150,000	$145,688

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 30, 2019, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 30,	March 31,
	2019	2019

Branded product sales	$9,222	$7,432
Franchise and license royalties	4,785	2,661
Other	1,579	665
	15,586	10,758

Less: allowance for doubtful accounts	612	585
Accounts and other receivables, net	$14,974	$10,173

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 30, 2019 and the fiscal year ended March 31, 2019 are as follows (in thousands):

	June 30, 2019	March 31, 2019

Beginning balance	$585	$468
Reclassification to conform with Topic 606	-	77
Bad debt expense	27	100
Accounts written off	-	(60)
Ending balance	$612	$585

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	March 31,
	2019	2019

Income taxes	$-	$106
Insurance	210	244
Other	563	657
Total prepaid expenses and other current assets	$773	$1,007

NOTE J – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	March 31,
	2019	2019
Payroll and other benefits	$1,452	$3,150
Accrued rebates	809	770
Rent and occupancy costs	176	113
Deferred revenue	484	807
Construction costs	58	58
Interest	1,620	4,111
Professional fees	128	146
Sales, use and other taxes	76	27
Corporate income taxes	1,645	-
Other	229	202
Total accrued expenses and other current liabilities	$6,677	$9,384

Other liabilities consist of the following (in thousands):

	June 30,	March 31,
	2019	2019
Reserve for uncertain tax positions	$509	$496
Deferred rental liability	-	670
Other	236	224
Total other liabilities	$745	$1,390

NOTE K – INCOME TAXES

The income tax provisions for the thirteen-week periods ended June 30, 2019 and June 24, 2018 reflect effective tax rates of 25.3% and 26.4%, respectively.

Nathan’s effective tax rates for the thirteen-week periods ended June 30, 2019 and June 24, 2018 were reduced by 3.2% and 1.0%, respectively, as a result of the tax benefits associated with stock compensation. For the thirteen-week periods ended June 30, 2019 and June 24, 2018, excess tax benefits of $228,000 and $63,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. Nathan’s effective tax rates without these adjustments would have been 28.5% for the fiscal 2020 period and 27.4% for the fiscal 2019 period.

The amount of unrecognized tax benefits at June 30, 2019 was $269,000 all of which would impact Nathan’s effective tax rate, if recognized. As of June 30, 2019, Nathan’s had $257,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Interest expense, interest income, and other income, net are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended
	June 30, 2019	June 24, 2018

Revenues
Branded Product Program	$16,113	$16,445
Product licensing	8,722	8,098
Restaurant operations	5,201	5,130
Corporate (1)	482	495
Total revenues	$30,518	$30,168

Income from operations
Branded Product Program	$2,203	$2,531
Product licensing	8,676	8,053
Restaurant operations	750	750
Corporate	(2,181)	(2,247)
Income from operations	$9,448	$9,087
Interest expense	(2,650)	(2,650)
Interest income	366	61
Other income, net	21	21
Income before provision for income taxes	$7,185	$6,519

(1)	Represents advertising fund revenue

NOTE M– SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 30, 2019 and June 24, 2018 was $28,000 and $81,000, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of June 30, 2019, there was $256,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately twenty-six months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 30, 2019	June 24, 2018

Stock options	$21	$38
Restricted stock	7	43
Total compensation cost	$28	$81

Stock options:

There were no new share-based awards granted during the thirteen week period ended June 30, 2019.

During the fiscal year ended March 31, 2019, the Company granted options to purchase 10,000 shares at an exercise price of $89.90 per share, all of which expire five years from the date of grant. All such stock options vest ratable over a three-year period commencing September 12, 2019.

Transactions with respect to stock options for the thirteen weeks ended June 30, 2019 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 31, 2019
fiscal year (A)	42,234	$46.807	1.32	$1,127
Granted	-	-	-	-
Exercised	(32,234)	$33.438	-	1,134
Options outstanding at June 30, 2019	10,000	$89.90	4.20	-

Options exercisable at June 30, 2019	-	-	-	-

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend to shareholders of record on December 22, 2017.

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 30, 2019 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 31, 2019	1,000	$89.90
Granted	-	-
Vested	-	-
Unvested restricted stock at June 30, 2019	1,000	$89.90

NOTE N– STOCKHOLDERS’ EQUITY

1.	Dividends

Effective June 14, 2019, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2020, aggregating $1,479,000, which was paid on June 28, 2019 to stockholders of record as of the close of business on June 24, 2019.

Effective August 9, 2019 the Board declared its second quarterly cash dividend of $0.35 per share payable on September 6, 2019 to stockholders of record as of the close of business on August 26, 2019.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank National Association, as trustee and collateral trustee (see Note O). In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2.	Stock Repurchase Programs

During the period from October 2001 through June 30, 2019, Nathan’s purchased 5,141,763 shares of common stock at a cost of approximately $78,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen-week period ended June 30, 2019, we did not repurchase any shares of common stock.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 30, 2019, Nathan’s had repurchased 954,132 shares at a cost of $30,641,000 under the sixth stock repurchase plan. At June 30, 2019, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE O – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	March 31,
	2019	2019

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(4,378)	(4,551)
Long-term debt, net	$145,622	$145,449

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture dated as of November 1, 2017 by and among the Company, certain of its wholly-owned subsidiaries and U.S. Bank National Association (the “Indenture”). The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the $135,000,000 of 10.000% Senior Secured Notes due 2020 and redeem the 2020 Notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record, with the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

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

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of June 30, 2019, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

NOTE P – LEASES

The Company is party as lessee to various leases for its Company-operated restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Determination of Whether a Contract Contains a Lease

We determine if an arrangement is a lease at inception or modification of a contract, and classify each lease as either an operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. Operating leases represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease.

A contract contains a lease if the contract conveys the right to control the use of the identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating lease or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms.

ROU Model and Determination of Lease Term

The Company uses the ROU model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. The initial ROU asset consists of the initial measurement of the lease liability, adjusted for any payments made before the commencement date, initial direct costs and lease incentives earned. When determining the lease term, as both lessee and lessor, the Company includes option periods when it is reasonably certain that those options will be exercised.

Operating leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $31,000 in Other Assets at June 30, 2019. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

Lease cost for operating leases is recognized on a straight-line basis and includes the amortization of the ROU asset and interest expense relating to the operating lease liability. Variable lease cost for operating leases include Contingent Rent and payments for executory costs such as real estate taxes, insurance and common area maintenance, which are excluded from the measurement of the lease liability. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months. Leases with an initial expected term of 12 months or less are not recorded in the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. Lease costs are recorded in the Consolidated Statements of Earnings based on the nature of the underlying lease as follows: (1) rental expense related to leases for Company-operated restaurants is recorded to “Restaurant Operating Expenses,” (2) rental expense for leased properties that are subsequently subleased to franchisees is recorded to “Other income, net” and (3) rental expense related to leases for corporate offices and equipment is recorded to “General and administrative expenses.”

Rental income for operating leases on properties subleased to franchisees is recorded to “Other income, net.”

Significant Assumptions and Judgement

Management makes certain estimates and assumptions regarding each new lease and sublease agreement, renewal and amendment, including, but not limited to, property values, market rents, property lives, discount rates and probable term, all of which can impact (1) the classification and accounting for a lease or sublease as operating or finance, (2) the Rent Holiday and escalations in payment that are taken into consideration when calculating Straight-Line Rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of adjustments to the initial ROU asset where the Company is the lessee, or favorable and unfavorable leases where the Company is the lessor. The amount of depreciation and amortization, interest and rent expense and income would vary if different estimates and assumptions were used.

Company as lessee

The components of the net lease cost for the thirteen week period ended June 30, 2019 were as follows (in thousands):

Thirteen weeks ended
June 30, 2019
Statement of Earnings
Operating lease cost	$342
Short term lease cost	6
Variable lease cost	423
Less: Sublease income, net	(21)

Total net lease cost (a)	$750

(a)

includes $550, net recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants, $170 recorded to “General and administrative expenses” for leases for corporate offices and equipment and $21 recorded to “Other income, net” for leased properties that are leased to franchisees:

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Thirteen weeks ended
June 30, 2019

Operating cash flows from operating leases	$160

The weighted average remaining lease term and weighted-average discount rate for operating leases as of June 30, 2019 were as follows:

Weighted average remaining lease term (years):
Operating leases	9.0

Weighted average discount rate:
Operating leases	9.074%

Future lease commitments to be paid and received by the Company as of June 30, 2019 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2020 (a)	$809	$184	$625
2021	1,249	270	979
2022	1,503	272	1,231
2023	1,520	168	1,352
2024	1,453	169	1,284
Thereafter	5,868	521	5,347
Total lease commitments	$12,402	$1,584	$10,818
Less: Amount representing interest	4,029
Present value of lease liabilities (b)	$8,373

(a)	Represents the remainder of fiscal year 2020 which excludes the three months ended June 30, 2019.

(b)	The present value of minimum operating lease payments of $1,065 and $7,308 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Future lease commitments to be paid and received by the Company as of March 31, 2019 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2020	$1,162	$273	$889
2021	1,249	270	979
2022	1,503	272	1,231
2023	1,520	168	1,352
2024	1,453	169	1,284
Thereafter	5,868	521	5,347
Total lease commitments	$12,755	$1,673	$11,082

Company as lessor

The components of lease income for the thirteen week period ended June 30, 2019 were as follows (in thousands):

Thirteen weeks ended
June 30, 2019

Operating lease income, net	$21

NOTE Q – COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1933, as amended, that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “projects”, “may”, “would”, “should”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-Q are based upon information available to us on the date of this Form 10-Q.

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes; the impact of the Tax Cuts and Jobs Act (“the Tax Act”); the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 31, 2019, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At June 30, 2019, our restaurant system consisted of 253 Nathan’s franchised units, including 111 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 22 states, and 14 foreign countries. At June 24, 2018, our restaurant system consisted of 271 Nathan’s franchised units, including 122 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 20 states, and 12 foreign countries.

Nathan’s is also the owner of the Arthur Treacher’s brand and continues to seek to co-brand within its restaurant system. Currently, there are also seven locations operating under our Arthur Treacher’s Branded Menu Program agreements.

As described in our Annual Report on Form 10-K for the year ended March 31, 2019, our future results could be materially impacted by many developments including our dependence on John Morrell & Co. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with John Morrell & Co. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef compared to earlier periods in addition to the potential impact that any future tariffs may have on the business.

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

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in the Form 10-Q quarterly report.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 31, 2019, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). As discussed in Note B, the Company adopted Topic 842, “Leases” effective April 1, 2019. There have been no other significant changes to the Company’s accounting policies subsequent to March 31, 2019.

Adoption of New Accounting Standards

Please refer to Note B of the preceding consolidated financial statements for our discussion of the Adoption of the New Accounting Standard.

New Accounting Standards Not Yet Adopted

Please refer to Note C of the preceding consolidated financial statements for our discussion of New Accounting Standards Not Yet Adopted.

EBITDA and Adjusted EBITDA

The Company believes that EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, are useful to investors to assist in assessing and understanding the Company's operating performance and underlying trends in the Company's business because EBITDA and Adjusted EBITDA are (i) among the measures used by management in evaluating performance and (ii) are frequently used by securities analysts, investors and other interested parties as a common performance measure.

Reconciliation of GAAP and Non-GAAP Measures

The following is provided to supplement certain Non-GAAP financial measures.

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding share-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of Net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 30, 2019	June 24, 2018
	(unaudited)
Net income	$5,369	$4,795
Interest expense	2,650	2,650
Provision for income taxes	1,816	1,724
Depreciation and amortization	310	345
EBITDA	10,145	9,514

Share-based compensation	28	81
Adjusted EBITDA	$10,173	$9,595

Results of Operations

Thirteen weeks ended June 30, 2019 compared to thirteen weeks ended June 24, 2018

Revenues

Total sales decreased by 1.1% to $20,237,000 for the thirteen weeks ended June 30, 2019 (“fiscal 2020 period”) as compared to $20,471,000 for the thirteen weeks ended June 24, 2018 (“fiscal 2019 period”). Foodservice sales from the Branded Product Program decreased by 2.0% to $16,113,000 for the fiscal 2020 period as compared to sales of $16,445,000 in the fiscal 2019 period. Our average selling prices decreased by approximately 0.5%. During the fiscal 2020 period, the volume of business decreased by approximately 0.9%.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter of fiscal 2019, the temporary distribution to our significant contract accounts began reverting to our traditional methodology, although not fully completed until the second quarter of fiscal 2019. Excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments decreased by approximately 3.4% during the fiscal 2020 period.

Total Company-owned restaurant sales increased by 2.4% to $4,124,000 during the fiscal 2020 period compared to $4,026,000 during the fiscal 2019 period. Excluding sales from the restaurant that was sold last year, comparable Company-owned restaurant sales increased by approximately $506,000 or 14.0% due primarily to higher sales at our Coney Island locations throughout the quarter when weather conditions were very favorable as compared to the comparable period last year.

License royalties increased by 7.7%, to $8,722,000 in the fiscal 2020 period as compared to $8,098,000 in the fiscal 2019 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 8.2% to $8,157,000 for the 2020 fiscal period as compared to $7,538,000 in the fiscal 2019 period. The increase is due to a 6.6% increase in retail volume during the fiscal 2020 period as compared to the fiscal 2019 period, which was partly offset by a decline in average net selling price of 0.9%. Additionally, the foodservice business earned higher royalties of $177,000 as compared to the fiscal 2019 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $5,000 during the fiscal 2020 period as compared to the fiscal 2019 period.

Franchise fees and royalties were $1,077,000 in the fiscal 2020 period as compared to $1,104,000 in the fiscal 2019 period. Total royalties were $980,000 in the fiscal 2020 period as compared to $997,000 in the fiscal 2019 period. Royalties earned under the Branded Menu program were $209,000 in the fiscal 2020 period as compared to $219,000 in the fiscal 2019 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $771,000 in the fiscal 2020 period as compared to $778,000 in the fiscal 2019 period. Franchise restaurant sales increased to $17,516,000 in the fiscal 2020 period as compared to $17,372,000 in the fiscal 2019 period primarily due to a 3.2% increase in comparable domestic sales which was partly offset by the impact of units closed in the previous fiscal year, net of units opened in the current year. Comparable domestic franchise sales (consisting of 88 Nathan’s outlets, excluding sales under the Branded Menu Program) were $14,330,000 in the fiscal 2020 period as compared to $13,890,000 in the fiscal 2019 period.

At June 30, 2019, 253 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 271 domestic and international franchised or Branded Menu Program franchise outlets at June 24, 2018. Total franchise fee income was $97,000 in the fiscal 2020 period compared to $107,000 in the fiscal 2019 period. Domestic franchise fee income was $38,000 in the fiscal 2020 period compared to $40,000 in the fiscal 2019 period. International franchise fee income, including cancellation fees, was $59,000 in the fiscal 2020 period compared to $67,000 during the fiscal 2019 period. We recognized $18,000 and $16,000 in forfeited fees in the fiscal 2020 and fiscal 2019 periods, respectively. During the fiscal 2020 period, four new traditional franchised outlets opened, domestically. During the fiscal 2019 period, four new franchised outlets opened including two international locations and one new Branded Menu Program outlet opened.

Advertising fund revenue, after eliminating Company contributions, was $482,000 in the fiscal 2020 period, as compared to $495,000 in the fiscal 2019 period.

Costs and Expenses

Overall, our cost of sales decreased by 0.2% to $15,422,000 in the fiscal 2020 period as compared to $15,446,000 in the fiscal 2019 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $4,815,000 or 23.8% of sales during the fiscal 2020 period as compared to $5,025,000 or 24.5% of sales during the fiscal 2019 period. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program which was partly offset by the higher margin from the Company-operated restaurants due principally to the effects of higher sales on operating margins.

Cost of sales in the Branded Product Program decreased by approximately $11,000 during the fiscal 2020 period as compared to the fiscal 2019 period, primarily due to the 0.7% increase in the average cost per pound of our hot dogs and the 0.9% decrease in the volume of product sold discussed above. We did not make any purchase commitments of beef during the fiscal 2020 and 2019 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2020 period was $2,291,000 or 55.6% of restaurant sales, as compared to $2,304,000 or 57.2% of restaurant sales in the fiscal 2019. Excluding the restaurant that was sold, cost of sales would have been 56.2% of restaurant sales in the fiscal 2019 period. Lower food costs, despite higher beef costs were the primary reason for the improved margin and higher labor costs, principally associated with the effects of the New York State minimum wage increase, were more than offset by the impact of higher sales. We expect that our future labor costs will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State, as well as other new labor regulations and any increase in commodity costs.

Restaurant operating expenses were $919,000 in the fiscal 2020 period as compared to $910,000 in the fiscal 2019 period. Excluding $90,000 of restaurant operating expenses from the fiscal 2019 period for the restaurant that was sold, we incurred higher marketing expenses of $44,000, occupancy costs of $29,000, primarily percentage rent on higher sales, and higher insurance costs of $16,000.

Depreciation and amortization was $310,000 in the fiscal 2020 period as compared to $345,000 in the fiscal 2019 period as a result of lower capital spending and reduced depreciation and amortization attributable to the restaurant that was sold of $8,000.

General and administrative expenses increased by $52,000 or 1.2% to $3,937,000 in the fiscal 2020 period as compared to $3,885,000 in the fiscal 2019 period. The increase in general and administrative expenses was primarily attributable to higher compensation and recruiting expenses of $184,000 which were partly offset by lower legal fees of $128,000.

Advertising fund expense, after eliminating Company contributions, was $482,000 in the fiscal 2020 period, as compared to $495,000 in the fiscal 2019 period.

Other Items

Interest expense of $2,650,000 in the fiscal 2020 and fiscal 2019 periods represented accrued interest of $2,477,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $173,000.

Interest income was $366,000 for the fiscal 2020 period as compared to $61,000 in the fiscal 2019 period.

Other income, primarily relates to a sublease of a franchised restaurant, was $21,000 in the fiscal 2020 and fiscal 2019 periods.

Provision for Income Taxes

The income tax provision for the thirteen-week periods ended June 30, 2019 and June 24, 2018 reflect effective tax rates of 25.3% and 26.4%, respectively. Nathan’s effective tax rate for the thirteen-week periods ended June 30, 2019 and June 24, 2018 were reduced by 3.2% and 1.0%, respectively, as a result of the tax benefits associated with stock compensation. For the thirteen weeks ended June 30, 2019, excess tax benefits of $228,000 were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. Nathan’s effective tax rates without these adjustments would have been 28.5% for the fiscal 2020 period and 27.4% for the fiscal 2019 period.

The amount of recognized tax benefits at June 30, 2019 was $269,000 all of which would impact Nathan’s effective tax rate, if recognized. As of June 30, 2019, Nathan’s had $257,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $11,000 during the fiscal year ending March 29, 2020.

Off-Balance Sheet Arrangements

At June 30, 2019 and June 24, 2018, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2019 aggregated $73,903,000, a $1,543,000 decrease during the fiscal 2020 period as compared to cash and cash equivalents of $75,446,000 at March 31, 2019. Net working capital increased to $76,544,000 from $72,237,000 at March 31, 2019. On May 1, 2019, we paid our first semi-annual interest payment of $4,968,750 for fiscal 2020. We paid our first quarter dividend of $1,479,000 on June 28, 2019.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note O – Long Term Debt in the accompanying Consolidated Financial Statements, for a further discussion of the Redemption.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are expected to be $4,968,750. During the thirteen week period ended June 30, 2019, we paid interest of $4,968,750 on May 1, 2019 for the 2025 Notes. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

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

As of June 30, 2019, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Cash used in operations of $1,036,000 in the fiscal 2020 period is primarily attributable to net income of $5,369,000 in addition to other non-cash operating items of $758,000, offset by changes in other operating assets and liabilities of $7,163,000. Non-cash operating expenses consist principally of $310,000 of depreciation and amortization, $228,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees, $173,000 amortization of debt issuance costs, share-based compensation expense of $28,000 and bad debts of $27,000. In the fiscal 2020 period, accounts and other receivables increased by $4,828,000 due primarily to higher license royalties of $1,846,000, higher receivables from Branded Product Program sales of $1,790,000, and higher receivables due to the Advertising Fund of $986,000. In the fiscal 2020 period, accounts payable, accrued expenses and other current liabilities decreased by $2,351,000 due the reduction in accrued interest of $2,491,000 resulting from our May 2019 debt service payment. Accrued payroll and other benefits declined by $1,698,000 resulting from the payment of year-end incentive compensation. This was offset by higher accrued corporate taxes of $1,645,000 from a shift in the timing of estimated tax payments and higher earnings. Accounts payable increased by $584,000 due principally to seasonal fluctuations of the Branded Product Program sales.

Cash used in investing activities was $106,000 in the fiscal 2020 period primarily in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $401,000 in the fiscal 2020 period relates to the payment of the Company’s regular $0.35 per share cash dividend of $1,479,000. The Company also received $1,078,000 of proceeds from the exercise of stock options.

During the period from October 2001 through June 30, 2019, Nathan’s purchased 5,141,763 shares of its common stock at a cost of approximately $78,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,250,663 shares at a total cost of approximately $71,145,000, reducing the number of shares then-outstanding by 54.0%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 30, 2019, Nathan’s has repurchased 954,132 shares at a cost of $30,641,000 under the sixth stock repurchase plan. At June 30, 2019, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at June 30, 2019 aggregating $73,903,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. Effective June 14, 2019, Nathans’ Board of Directors authorized the increase of its regular quarterly dividend to $0.35 from $0.25, and the Company paid its first quarter dividend on June 28, 2019.

Effective August 9, 2019, the Company declared its second quarter dividend of $0.35 per common share to stockholders of record as of the close of business on August 26, 2019, which is payable on September 6, 2019.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 29, 2020, we will be required to make interest payments of $9,937,500, of which $4,968,750 has been made on May 1, 2019.

Management believes that available cash, cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and stock repurchases for at least the next 12 months.

At June 30, 2019, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of June 30, 2019 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	4,850	1,500	2,250	700	400
Operating Leases (b)	8,373	321	1,533	1,917	4,602
Gross Cash Contractual Obligations	163,223	1,821	3,783	2,617	155,002
Sublease Income (b)	1,584	269	498	338	479
Net Cash Contractual Obligations	$161,639	$1,552	$3,285	$2,279	$154,523

a)	Represents the principal due on the 2025 Notes, but does not include interest expense.

b)	See Note P to the Consolidated Financial Statements for additional information on the Company’s lease commitments.

At June 30, 2019, the Company had unrecognized tax benefits of $269,000. The Company believes that is reasonably possible that the unrecognized tax benefits may decrease by $11,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. Beef prices have begun moderately escalating between January and June 2019. As such, our market price for hot dogs during our fiscal 2020 period was approximately 0.7% higher than the fiscal 2019 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2020. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase is being phased in differently between New York City and the rest of New York State. Effective December 31, 2018, the minimum wage increased to $15.00 and $12.75 in New York City and outside of New York City, respectively.

The minimum hourly rate of pay for the remainder of New York State will increase to $13.75 on Dec. 31, 2019; and will increase to $14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

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

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, who work more than 80 hours for the employer. Nathan’s operates two restaurants that have been affected by this legislation.

Effective November 27, 2017, the City of New York Fair Work Week Legislation package of bills took effect that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two Coney Island beach locations during the summer season, we are unable to determine the potential impact on our results of operations, which could be material. We believe that we have been able to implement tools to minimize the financial impact of this legislation. Nevertheless, we incurred approximately $5,000 of additional costs due to this legislation during the fiscal 2020 period.

Continued increases in labor, food and other operating expenses, including health care, could adversely affect our operations and those of the restaurant industry and we might have to further reconsider our pricing strategy as a means to offset reduced operating margins.

We believe that these increases in the minimum wage and other changes in employment law have had a significant financial impact on our financial results and the results of our franchisees that operate in New York State. Our business could be negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of franchised restaurants.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2019, Nathan’s cash and cash equivalents aggregated $73,903,000. Earnings on this cash would increase or decrease by approximately $185,000 per annum for each 0.25% change in interest rates.

Borrowings

At June 30, 2019, we had $150,000,000 of Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. Beef prices have begun moderately escalating between January and June 2019. As such, our market price for hot dogs during our fiscal 2020 period was approximately 0.7% higher than the fiscal 2019 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2020. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen weeks ended June 30, 2019 would have increased or decreased our cost of sales by approximately $1,370,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 9, 2019, the Board declared its quarterly cash dividend of $0.35 per share payable on September 6, 2019 to shareholders of record as of the close of business on August 26, 2019.

Item 6. Exhibits.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 9, 2019	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Ronald G. DeVos
Ronald G. DeVos
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Ronald G. DeVos, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.