Form 10-Q
period 2019-09-29
NATHANS FAMOUS INC
filed 2019-11-08
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019.

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

(Address and Zip Code of principal executive offices)

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

At November 8, 2019, an aggregate of 4,227,029 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 29, 2019 and March 31, 2019

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	September 29, 2019	March 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note F)	$79,471	$75,446
Accounts and other receivables, net (Note H)	12,170	10,173
Inventories	615	535
Prepaid expenses and other current assets (Note I)	595	1,007
Total current assets	92,851	87,161

Property and equipment, net of accumulated depreciation of $9,221 and $8,611, respectively	4,450	4,889
Operating lease assets (Note P)	7,520	-
Goodwill	95	95
Intangible asset, net	1,325	1,353
Deferred income taxes	359	343
Other assets	460	465

Total assets	$107,060	$94,306

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Current portion of operating lease liabilities (Note P)	$1,009	$-
Accounts payable	4,914	5,222
Accrued expenses and other current liabilities (Note J)	7,749	9,384
Deferred franchise fees	301	318
Total current liabilities	13,973	14,924

Long-term debt, net of unamortized debt issuance costs of $4,205 and $4,551, respectively (Note O)	145,795	145,449
Long-term operating lease liabilities (Note P)	7,251	-
Other liabilities (Note J)	773	1,390
Deferred franchise fees	2,215	2,687

Total liabilities	170,007	164,450

COMMITMENTS AND CONTINGENCIES (Note Q)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,368,792 and 9,336,338 shares issued; and 4,227,029 and 4,194,575 shares outstanding at September 29, 2019 and March 31, 2019, respectively	94	93
Additional paid-in capital	62,072	60,945
(Accumulated deficit)	(46,810)	(52,879)
Stockholders’ equity before treasury stock	15,356	8,159

Treasury stock, at cost, 5,141,763 shares at September 29, 2019 and March 31, 2019	(78,303)	(78,303)
Total stockholders’ (deficit)	(62,947)	(70,144)

Total liabilities and stockholders’ (deficit)	$107,060	$94,306

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Twenty-six weeks ended September 29, 2019 and September 23, 2018

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018

REVENUES
Sales	$22,106	$21,573	$42,343	$42,044
License royalties	5,425	5,746	14,147	13,844
Franchise fees and royalties	1,498	1,239	2,575	2,343
Advertising fund revenue	697	772	1,179	1,267
Total revenues	29,726	29,330	60,244	59,498

COSTS AND EXPENSES
Cost of sales	16,289	15,160	31,711	30,606
Restaurant operating expenses	1,108	1,141	2,027	2,051
Depreciation and amortization	337	339	647	684
General and administrative expenses	3,559	3,438	7,496	7,323
Advertising fund expense	1,067	772	1,549	1,267
Total costs and expenses	22,360	20,850	43,430	41,931

Income from operations	7,366	8,480	16,814	17,567

Gain (loss) on disposal of property and equipment	(2)	323	(2)	323
Interest expense	(2,651)	(2,651)	(5,301)	(5,301)
Interest income	370	115	736	176
Other income, net	20	196	41	217

Income before provision for income taxes	5,103	6,463	12,288	12,982
Provision for income taxes	1,445	1,979	3,261	3,703
Net income	$3,658	$4,484	$9,027	$9,279

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,227,000	4,188,000	4,216,000	4,187,000
Diluted	4,227,000	4,231,000	4,216,000	4,229,000

Income per share:
Basic	$.87	$1.07	$2.14	$2.22
Diluted	$.87	$1.06	$2.14	$2.19

Dividends declared per share	$.35	$.25	$.70	$.50

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Thirteen weeks ended September 29, 2019 and September 23, 2018

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, June 30, 2019	9,368,572	$94	$62,050	$(48,989)	5,141,763	$(78,303)	$(65,148)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(8)	-	-	-	(8)
Dividends on common stock	-	-	-	(1,479)	-	-	(1,479)
Share-based compensation	-	-	30	-	-	-	30
Net income	-	-	-	3,658	-	-	3,658
Balance, September 29, 2019	9,368,792	$94	$62,072	$(46,810)	5,141,763	$(78,303)	$(62,947)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, June 24, 2018	9,314,912	$93	$60,730	$(66,437)	5,127,373	$(77,303)	$(82,917)

Shares issued in connection with share-based compensation plans	4,030	-	134	-	-	-	134
Dividends on common stock	-	-	-	(1,047)	-	-	(1,047)
Share-based compensation	-	-	23	-	-	-	23
Net income	-	-	-	4,484	-	-	4,484
Balance, September 23, 2018	9,318,942	$93	$60,887	$(63,000)	5,127,373	$(77,303)	$(79,323)

  The accompanying notes are an integral part of these consolidated financial statements.

 Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Twenty-six weeks ended September 29, 2019 and September 23, 2018

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

Shares issued in connection with share-based compensation plans	32,454	1	1,077	-	-	-	1,078
Withholding tax on net share settlement of share-based compensation plans	-	-	(8)	-	-	-	(8)
Dividends on common stock	-	-	-	(2,958)	-	-	(2,958)
Share-based compensation	-	-	58	-	-	-	58
Net income	-	-	-	9,027	-	-	9,027
Balance, September 29, 2019	9,368,792	$94	$62,072	$(46,810)	5,141,763	$(78,303)	$(62,947)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

Cumulative effect of the adoption of ASC 606	-	-	-	(2,004)	-	-	(2,004)
Shares issued in connection with share-based compensation plans	7,020	-	134	-	-	-	134
Withholding tax on net share settlement of share-based compensation plans	-	-	(174)	-	-	-	(174)
Dividends on common stock	-	-	-	(2,094)	-	-	(2,094)
Share-based compensation	-	-	104	-	-	-	104
Net income	-	-	-	9,279	-	-	9,279
Balance, September 23, 2018	9,318,942	$93	$60,887	$(63,000)	5,127,373	$(77,303)	$(79,323)

 The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 29, 2019 and September 23, 2018

(in thousands)

(Unaudited)

	September 29, 2019	September 23, 2018
Cash flows from operating activities:
Net income	$9,027	$9,279
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	647	684
(Gain) loss on disposal of property and equipment	2	(323)
Amortization of debt issuance costs	346	346
Share-based compensation expense	58	104
Income tax benefit on stock option exercises	228	46
Provision for doubtful accounts	23	92
Deferred income taxes	(16)	23
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,020)	(310)
Inventories	(80)	(168)
Prepaid expenses and other current assets	412	2,350
Other assets	5	(50)
Accounts payable, accrued expenses and other current liabilities	(2,171)	(2,015)
Deferred franchise fees	(489)	(3)
Other liabilities	123	(52)

Net cash provided by operating activities	6,095	10,003

Cash flows from investing activities:
Proceeds from disposal of property and equipment	-	1,330
Purchase of property and equipment	(182)	(234)

Net cash (used in) provided by investing activities	(182)	1,096

Cash flows from financing activities:
Dividends paid to stockholders	(2,958)	(2,244)
Proceeds from exercise of stock options	1,078	134
Payments of withholding tax on net share settlement of share-based compensation plans	(8)	(174)

Net cash (used in) financing activities	(1,888)	(2,284)

Net increase in cash and cash equivalents	4,025	8,815

Cash and cash equivalents, beginning of period	75,446	57,339

Cash and cash equivalents, end of period	$79,471	$66,154

Cash paid during the period for:
Interest	$4,969	$4,968
Income taxes paid	$2,955	$1,319

Noncash financing activity:
Dividends declared per share	$.70	$.50

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2019

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 29, 2019 and September 23, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission.

We have reclassified certain prior period items in the Consolidated Statement of Earnings for the thirteen and twenty-six week periods ended September 23, 2018 to conform with the classifications for the thirteen and twenty-six week periods ended September 29, 2019. We have reclassified certain prior period items in the Consolidated Statement of Cash Flows in the twenty-six week period ended September 23, 2018 to conform with the classifications for the fiscal year ended March 31, 2019. These reclassifications had no effect on previously reported net income or cash flows. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

The new standard provides for a number of practical expedients upon adoption. The Company elected the package of practical expedients, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. For those leases that fall under the definition of a short-term lease, the Company elected the short-term lease recognition exemption. Under this practical expedient, for those leases that qualify, we did not recognize right-of-use (“ROU”) assets or liabilities. The Company also elected the practical expedient for lessees to account for lease components and non-lease components as a single lease component for all underlying classes of assets. The Company did not elect the use-of-hindsight practical expedient.

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

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen and twenty-six weeks ended September 29, 2019 and September 23, 2018 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018

Branded Products	$16,182	$15,410	$32,295	$31,855
Company-operated restaurants	5,924	6,163	10,048	10,189
Total sales	22,106	21,573	42,343	42,044

License royalties	5,425	5,746	14,147	13,844

Franchise royalties	1,047	1,104	2,027	2,101
Franchise fees	451	135	548	242
Total franchise fees and royalties	1,498	1,239	2,575	2,343

Advertising fund revenue	697	772	1,179	1,267

Total revenues	$29,726	$29,330	$60,244	$59,498

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018

United States	$28,235	$28,620	$57,622	$57,476
International	1,491	710	2,622	2,022
Total revenues	$29,726	$29,330	$60,244	$59,498

Contract balances

The following table provides information about contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

	September 29, 2019	March 31, 2019
Deferred franchise fees (a)	$2,516	$3,005

(a)	Deferred franchise fees of $301 and $2,215 as of September 29, 2019 and $318 and $2,687 as of March 31, 2019 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

	Twenty-six weeks ended
	September 29, 2019	September 23, 2018
Deferred franchise fees at beginning of period	3,005	3,139 (a	)
Revenue recognized during the period	(548)	(242)
New deferrals due to cash received and other	59	706
Deferred franchise fees at end of period	$2,516	$3,603

(a)	Includes the cumulative effect of adopting Topic 606 of $2,735.

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2020 (a)	$152
2021	296
2022	286
2023	249
2024	233
Thereafter	1,300
Total	$2,516

(a)

Represents franchise fees expected to be recognized for the remainder of the 2020 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $548 of franchise fee revenue recognized for the twenty-six weeks ended September 29, 2019.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 29, 2019 and September 23, 2018, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2019	2018	2019	2018	2019	2018
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,658	$4,484	4,227	4,188	$0.87	$1.07
Effect of dilutive employee stock options	-	-	-	43	-	(0.01)
Diluted EPS
Diluted calculation	$3,658	$4,484	4,227	4,231	$0.87	$1.06

Twenty-six weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2019	2018	2019	2018	2019	2018
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$9,027	$9,279	4,216	4,187	$2.14	$2.22
Effect of dilutive employee stock options	-	-	-	42	-	(0.03)
Diluted EPS
Diluted calculation	$9,027	$9,279	4,216	4,229	$2.14	$2.19

Options to purchase 10,000 shares of common stock in the thirteen and twenty-six week periods ended September 29, 2019 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 29, 2019 and March 31, 2019 were $20,000,000. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

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

●     Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of September 29, 2019 and March 31, 2019 were as follows (in thousands):

	September 29, 2019		March 31, 2019
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$149,250	$150,000	$145,688

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 29, 2019, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 29,	March 31,
	2019	2019

Branded product sales	$8,724	$7,432
Franchise and license royalties	2,552	2,661
Other	1,502	665
	12,778	10,758

Less: allowance for doubtful accounts	608	585
Accounts and other receivables, net	$12,170	$10,173

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 29, 2019 and the fiscal year ended March 31, 2019 are as follows (in thousands):

	September 29, 2019	March 31, 2019

Beginning balance	$585	$468
Reclassification to conform with Topic 606	-	77
Bad debt expense	23	100
Accounts written off	-	(60)
Ending balance	$608	$585

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 29,	March 31,
	2019	2019

Income taxes	$-	$106
Insurance	94	244
Other	501	657
Total prepaid expenses and other current assets	$595	$1,007

NOTE J – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 29,	March 31,
	2019	2019
Payroll and other benefits	$1,972	$3,150
Accrued rebates	654	770
Rent and occupancy costs	117	113
Deferred revenue	256	807
Construction costs	58	58
Interest	4,098	4,111
Professional fees	106	146
Sales, use and other taxes	104	27
Corporate income taxes	176	-
Other	208	202
Total accrued expenses and other current liabilities	$7,749	$9,384

Other liabilities consist of the following (in thousands):

	September 29,	March 31,
	2019	2019
Reserve for uncertain tax positions	$537	$496
Deferred rental liability	-	670
Other	236	224
Total other liabilities	$773	$1,390

NOTE K – INCOME TAXES

The income tax provisions for the twenty-six periods ended September 29, 2019 and September 23, 2018 reflect effective tax rates of 26.5% and 28.5%, respectively.

Nathan’s effective tax rates for the twenty-six week periods ended September 29, 2019 and September 23, 2018 were reduced by 1.9% and 0.4%, respectively, as a result of the tax benefits associated with stock compensation. For the twenty-six week periods ended September 29, 2019 and September 23, 2018, excess tax benefits of $228,000 and $46,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. Nathan’s effective tax rates without these adjustments would have been 28.4% for the fiscal 2020 period and 28.9% for the fiscal 2019 period.

The amount of unrecognized tax benefits at September 29, 2019 was $280,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 29, 2019, Nathan’s had $267,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Income from operations attributable to Corporate consists principally of administrative expenses not allocated to the operating segments such as executive management, finance, information technology, legal, insurance, corporate office costs, corporate incentive compensation, compliance costs and the operating results of the advertising fund.

Interest expense, interest income, gain (loss) on disposal of property and equipment, and other income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 29, 2019	Sept. 23, 2018	Sept. 29, 2019	Sept. 23, 2018

Revenues
Branded Product Program	$16,182	$15,410	$32,295	$31,855
Product licensing	5,425	5,746	14,147	13,844
Restaurant operations	7,422	7,402	12,623	12,532
Corporate (1)	697	772	1,179	1,267
Total revenues	$29,726	$29,330	$60,244	$59,498

Income from operations
Branded Product Program	$2,124	$2,730	$4,327	$5,261
Product licensing	5,380	5,700	14,056	13,753
Restaurant operations	2,103	2,095	2,853	2,845
Corporate	(2,241)	(2,045)	(4,422)	(4,292)
Income from operations	$7,366	$8,480	$16,814	$17,567

Gain (loss) on disposal of property and equipment	(2)	323	(2)	323
Interest expense	(2,651)	(2,651)	(5,301)	(5,301)
Interest income	370	115	736	176
Other income, net	20	196	41	217
Income before provision for income taxes	$5,103	$6,463	$12,288	$12,982

(1)	Represents advertising fund revenue

NOTE M– SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended September 29, 2019 and September 23, 2018 was $30,000 and $23,000, respectively. Total share-based compensation during the twenty-six week periods ended September 29, 2019 and September 23, 2018 was $58,000 and $104,000, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of September 29, 2019, there was $226,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately twenty-three months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 29, 2019	Sept. 23, 2018	Sept. 29, 2019	Sept. 23, 2018

Stock options	$22	$22	$43	$60
Restricted stock	8	1	15	44
Total compensation cost	$30	$23	$58	$104

Stock options:

There were no new share-based awards granted during the twenty-six week period September 29, 2019.

During the fiscal year March 31, 2019, the Company granted options to purchase 10,000 shares at an exercise price of $89.90 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a three-year period commencing September 12, 2019.

Transactions with respect to stock options for the twenty-six weeks ended September 29, 2019 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 31, 2019 fiscal year (A)	42,234	$46.807	1.32	$1,127
Granted	-	-	-	-
Exercised	(32,234)	$33.438	-	1,134
Options outstanding at September 29, 2019	10,000	$89.90	3.95	-

Options exercisable at September 29, 2019	3,333	$89.90	3.95	-

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend to shareholders of record on December 22, 2017.

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 29, 2019 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 31, 2019	1,000	$89.90
Granted	-	-
Vested	(333)	$89.90
Unvested restricted stock at September 29, 2019	667	$89.90

NOTE N– STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 14, 2019, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2020, aggregating $1,479,000, which was paid on June 28, 2019 to stockholders of record as of the close of business on June 24, 2019.

Effective August 9, 2019 the Board declared its second quarterly cash dividend of $0.35 per share, aggregating $1,479,000, which was paid on September 6, 2019 to stockholders of record as of the close of business on August 26, 2019.

Effective November 8, 2019 the Board declared its third quarterly cash dividend of $0.35 per share payable on December 6, 2019 to stockholders of record as of the close of business on November 25, 2019.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank National Association, as trustee and collateral trustee (see Note O). In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Incentive Plans

On September 13, 2012, the Company amended the Nathan’s Famous, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted.

On September 18, 2019, the Company’s shareholders approved the Nathan’s Famous, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan will be effective as of July 1, 2020 (the "Effective Date"). Following the Effective Date, (i) no additional stock awards shall be granted under the 2010 Plan and (ii) all outstanding stock awards previously granted under the 2010 Plan shall remain subject to the terms of the 2010 Plan. All awards granted on or after the Effective Date of the 2019 Plan shall be subject to the terms of the 2019 Plan.

Once effective, we will be able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of July 1, 2020 up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of July 1, 2020 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 11,000 shares. As of September 29, 2019, there were up to 208,584 shares available to be issued for future option grants or up to 184,808 shares of restricted stock that may be granted under the 2010 Plan.

3. Stock Repurchase Programs

During the period from October 2001 through September 29, 2019, Nathan’s purchased 5,141,763 shares of common stock at a cost of approximately $78,303,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the twenty-six week period ended September 29, 2019, we did not repurchase any shares of common stock.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 29, 2019, Nathan’s had repurchased 954,132 shares at a cost of $30,641,000 under the sixth stock repurchase plan. At September 29, 2019, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE O – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 29,	March 31,
	2019	2019

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(4,205)	(4,551)
Long-term debt, net	$145,795	$145,449

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture dated as of November 1, 2017 by and among the Company, certain of its wholly-owned subsidiaries and U.S. Bank National Association (the “Indenture”). The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the $135,000,000 of 10.000% Senior Secured Notes due 2020 and redeem such notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record, with the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments of $4,968,750 on May 1, 2019 and November 1, 2019.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

A summary of certain terms and conditions of the 2025 Notes is as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no financial maintenance covenants associated with the 2025 Notes. As of September 29, 2019, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Operating leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $31,000 in Other Assets at September 29, 2019. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

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

Company as lessee

The components of the net lease cost for the thirteen and twenty-six week periods ended September 29, 2019 were as follows (in thousands):

	Thirteen weeks ended	Twenty-six weeks ended
	September 29, 2019	September 29, 2019
Statement of Earnings
Operating lease cost	$278	$560
Short term lease cost	4	10
Variable lease cost	537	960
Less: Sublease income, net	(20)	(41)

Total net lease cost (a)	$799	$1,489

(a)

The thirteen and twenty-six week periods ended September 29, 2019 include $669, net and $1,209, net recorded to

“Restaurant Operating Expenses” for leases for Company-operated restaurants, $150 and $321 recorded to

“General and administrative expenses” for leases for corporate offices and equipment and $20 and $41 recorded to “Other income, net” for leased properties that are leased to franchisees:

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended	Twenty-six weeks ended
	September 29, 2019	September 29, 2019

Operating cash flows from operating leases	$131	$291

The weighted average remaining lease term and weighted-average discount rate for operating leases as of September 29, 2019 were as follows:

Weighted average remaining lease term (years):
Operating leases	9.0

Weighted average discount rate:
Operating leases	9.079%

Future lease commitments to be paid and received by the Company as of September 29, 2019 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2020 (a)	$494	$77	$417
2021	1,256	270	986
2022	1,510	272	1,238
2023	1,523	168	1,355
2024	1,453	169	1,284
Thereafter	5,868	521	5,347
Total lease commitments	$12,104	$1,477	$10,627
Less: Amount representing interest	3,844
Present value of lease liabilities (b)	$8,260

(a)	Represents the remainder of fiscal year 2020 which excludes the twenty-six weeks ended September 29, 2019.
(b)	The present value of minimum operating lease payments of $1,009 and $7,251 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Future lease commitments to be paid and received by the Company as of March 31, 2019 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2020	$1,162	$273	$889
2021	1,249	270	979
2022	1,503	272	1,231
2023	1,520	168	1,352
2024	1,453	169	1,284
Thereafter	5,868	521	5,347
Total lease commitments	$12,755	$1,673	$11,082

Company as lessor

The components of lease income for the thirteen week and twenty-six week periods ended September 29, 2019 were as follows (in thousands):

	Thirteen weeks ended	Twenty-six weeks ended
	September 29, 2019	September 29, 2019

Operating lease income, net	$20	$41

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

At September 29, 2019, our restaurant system consisted of 241 Nathan’s franchised units, including 111 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 22 states, and 12 foreign countries. At September 23, 2018, our restaurant system consisted of 265 Nathan’s franchised units, including 121 Branded Menu units, and five Company-owned units (including one seasonal unit), located in 22 states, and 12 foreign countries. Nathan’s is also the owner of the Arthur Treacher’s brand and continued to seek to co-brand within its restaurant system. Currently, there are also six locations operating under our Arthur Treacher’s Branded Menu Program agreements.

Over the past several years, our strategic emphasis has been to increase the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units. The primary drivers of our recent growth have been our Licensing and Branded Product Programs, which are now the largest contributors to the Company’s profits.

While we remain committed to these parts of our business, we have now begun implementing plans to reinvigorate our restaurant system and have hired a new Senior Vice President of Restaurants to spearhead this initiative. The operating plan we have adopted in this regard is focused on surrounding our core items, hot dogs and French fries, with much higher quality other menu items developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities will be combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts. In order to support these activities, we expect to incur approximately $800,000 to $900,000 of incremental expenses, including $370,000 projected to be incurred by the Advertising Fund. Additionally, while we do not expect to significantly increase the number of company-owned operations, we do expect to opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system.

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

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem (the “Redemption”) the Company’s 10.000% Senior Secured Notes due 2020 (the “2020 Notes”), paid a portion of the special $5.00 cash dividend and used any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s incurs interest expense of $9,937,500 per annum, which reduced our cash interest expense by $3,562,500 per annum as compared to our annual interest requirements under the 2020 Notes. Nathan’s expects to incur annual amortization of debt issuance costs of approximately $691,000 through November 1, 2025.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in the Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

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

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding share-based compensation and the (gain) loss on disposal of property and equipment that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018
	(unaudited)		(unaudited)

Net income	$3,658	$4,484	$9,027	$9,279
Interest expense	2,651	2,651	5,301	5,301
Provision for income taxes	1,445	1,979	3,261	3,703
Depreciation and amortization	337	339	647	684
EBITDA	8,091	9,453	18,236	18,967

Share-based compensation	30	23	58	104
(Gain) loss on disposal of property and equipment (A)	2	(323)	2	(323)
Adjusted EBITDA	$8,123	$9,153	$18,296	$18,748

(A)	We have reclassified (Gain) loss on disposal of property and equipment in the thirteen and twenty-six week periods ended September 23, 2018 to conform with the March 31, 2019 classifications.

Results of Operations

Thirteen weeks ended September 29, 2019 compared to thirteen weeks ended September 23, 2018

Revenues

Total sales increased by 2.5% to $22,106,000 for the thirteen weeks ended September 29, 2019 (“second quarter fiscal 2020”) as compared to $21,573,000 for the thirteen weeks ended September 23, 2018 (“second quarter fiscal 2019”). Foodservice sales from the Branded Product Program increased by 5.0% to $16,182,000 for the second quarter fiscal 2020 as compared to sales of $15,410,000 in the second quarter fiscal 2019. During the second quarter fiscal 2020, the volume of business increased by approximately 5.4%. Our average selling prices decreased by approximately 0.5%.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter of fiscal 2019, the temporary distribution to our significant contract accounts began reverting back to our traditional methodology, although not fully completed until the second quarter of fiscal 2019. Excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments increased by approximately 1.6% during the second quarter fiscal 2020. We do not expect any further impact to the comparability of our quarterly results in the future from this temporary situation.

Total Company-owned restaurant sales decreased by 3.9% to $5,924,000 during the second quarter fiscal 2020 compared to $6,163,000 during the second quarter fiscal 2019. Comparable Company-owned restaurant sales, excluding sales from the restaurant that was sold last year, increased by approximately $127,000 or 2.2% as compared to the comparable period last year.

License royalties were $5,425,000 in the second quarter fiscal 2020 as compared to $5,746,000 in the second quarter fiscal 2019. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, decreased 6.1% to $4,935,000 for the second quarter fiscal 2020 as compared to $5,257,000 in the second quarter fiscal 2019. The decrease is primarily due to a decline in average net selling price of 5.7% which was partly offset by a 3.3% increase in retail volume during the second quarter fiscal 2020 period as compared to the second quarter fiscal 2019. Additionally, the foodservice business earned lower royalties of $116,000 as compared to the second quarter fiscal 2019 due to a shift in the Sam’s Club business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $1,000 during the second quarter fiscal 2020 period as compared to the second quarter fiscal 2019.

Franchise fees and royalties were $1,498,000 in the second quarter fiscal 2020 as compared to $1,239,000 in the second quarter fiscal 2019. Total royalties were $1,047,000 in the second quarter fiscal 2020 as compared to $1,104,000 in the second quarter fiscal 2019. Royalties earned under the Branded Menu program were $220,000 in the second quarter fiscal 2020 as compared to $263,000 in the second quarter fiscal 2019. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $827,000 in the second quarter fiscal 2020 as compared to $841,000 in the second quarter fiscal 2019. Franchise restaurant sales decreased to $18,323,000 in the second quarter fiscal 2020 as compared to $18,559,000 in the second quarter fiscal 2019 primarily due to a 1.7% increase in comparable domestic sales which was more than offset by the impact of units closed in the previous year, net of units opened in the current year. Comparable domestic franchise sales (consisting of 88 Nathan’s outlets, excluding sales under the Branded Menu Program) were $14,800,000 in the second quarter fiscal 2020 as compared to $14,546,000 in the second quarter fiscal 2019.

At September 29, 2019, 241 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 265 domestic and international franchised or Branded Menu Program franchise outlets at September 23, 2018. Total franchise fee income was $451,000 in the second quarter fiscal 2020 compared to $135,000 in the second quarter fiscal 2019. Domestic franchise fee income was $35,000 in the second quarter fiscal 2020 compared to $39,000 in the second quarter fiscal 2019. International franchise fee income was $41,000 in the second quarter fiscal 2020 compared to $34,000 during the second quarter fiscal 2019. We recognized $375,000 of forfeited fees in the second quarter fiscal 2020 primarily from the termination of our Master Franchise Agreement for Russia and Kyrgyzstan as compared to forfeited fees of $62,000 in the second quarter fiscal 2019. During the second quarter fiscal 2020, nine new franchised outlets opened, including four new Branded Menu Program outlets. During the second quarter fiscal 2019, five new franchised outlets opened, including three new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $697,000 during the second quarter fiscal 2020 and $772,000 during the second quarter fiscal 2019 period.

Costs and Expenses

Overall, our cost of sales increased by $1,129,000 to $16,289,000 in the second quarter fiscal 2020 as compared to $15,160,000 in the second quarter fiscal 2019. Our gross profit (representing the difference between sales and cost of sales) decreased to $5,817,000 or 26.3% of sales during the second quarter fiscal 2020 as compared to $6,413,000 or 29.7% of sales during the fiscal 2019 period. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program which was partly offset by the higher margin at the comparable four Company-operated restaurants due principally to the effects of higher sales.

Cost of sales in the Branded Product Program increased by approximately $1,319,000 during the second quarter fiscal 2020 as compared to the second quarter fiscal 2019, primarily due to the 5.6% increase in the average cost per pound of our hot dogs and the 5.4% increase in the volume of product sold as discussed above. We did not make any purchase commitments for beef during the fiscal 2020 and 2019 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2020 was $2,941,000 or 49.6% of restaurant sales, as compared to $3,131,000 or 50.8% of restaurant sales in the second quarter fiscal 2019. Excluding the restaurant that was sold, cost of sales were 49.6% of restaurant sales in each of the second quarters of fiscal 2020 and fiscal 2019. Lower food and paper costs, despite higher beef costs, offset higher labor and associated costs. Higher wages, principally associated with the effects of the New York State minimum wage increase, were partly offset by the impact of higher sales at the comparable four Company-owned restaurants. We expect that our future labor costs at our restaurants outside of New York City will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State, as well as other new labor regulations and any increase in commodity costs.

Restaurant operating expenses were $1,108,000 in the second quarter fiscal 2020 as compared to $1,141,000 in the second quarter fiscal 2019. Excluding $88,000 of restaurant operating expenses from the fiscal 2019 period for the restaurant that was sold, we incurred higher occupancy costs of $25,000, primarily percentage rent on higher sales and property taxes, higher insurance costs of $17,000 and other expenses of $12,000.

Depreciation and amortization was $337,000 in the second quarter fiscal 2020 as compared to $339,000 in the second quarter fiscal 2019 as a result of lower capital spending and reduced depreciation and amortization attributable to the restaurant that was sold of $8,000 which were partly offset by amortization of the Arthur Treachers’ intellectual property.

General and administrative expenses increased by $121,000 or 3.5% to $3,559,000 in the second quarter fiscal 2020 as compared to $3,438,000 in the second quarter fiscal 2019. The increase in general and administrative expenses was primarily attributable to higher compensation expenses of $75,000, occupancy costs of $17,000 and professional fees of $14,000.

Advertising fund expense, after eliminating Company contributions, was $1,067,000 during the second quarter fiscal 2020, as compared to $772,000 in the second quarter fiscal 2019. Nathan’s has determined that the Advertising Funds’ normal seasonal deficit is not expected to be fully recovered during the remainder of the fiscal year and has reflected the projected deficit in its second quarter fiscal 2020 results of operations.

Other Items

Interest expense of $2,651,000 in the second quarter fiscal 2020 and second quarter fiscal 2019 represented accrued interest of $2,478,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $173,000.

Interest income was $370,000 for the second quarter fiscal 2020 as compared to $115,000 in the second quarter fiscal 2019.

Gain (loss) on disposal of property and equipment related to asset retirements incurred due to the replacement of certain kitchen equipment. During the second quarter fiscal 2019 we recognized a gain on the sale of our Florida office of $323,000.

Other income, primarily relates to a sublease of a franchised restaurant, was $20,000 in the second quarter fiscal 2020. Other income in the second quarter fiscal 2019 of $196,000 included a fee of $175,000 to extend the closing date of the sale of our restaurant located in Bay Ridge, Brooklyn, NY and sublease income of a franchised restaurant, of $21,000.

Provision for Income Taxes

The income tax provision for the thirteen-week periods ended September 29, 2019 and September 23, 2018 reflect effective tax rates of 28.3% and 30.6%, respectively. In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review was completed and the matter settled in the second quarter of fiscal 2019. The effects of the review were factored into the Company’s effective tax rate for fiscal 2019.

The amount of unrecognized tax benefits at September 29, 2019 was $280,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 29 2019, Nathan’s had $267,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $11,000 during the fiscal year ending March 29, 2020.

Results of Operations

Twenty-six weeks ended September 29, 2019 compared to twenty-six weeks ended September 23, 2018

Revenues

Total sales increased by $299,000 to $42,343,000 for the twenty-six weeks ended September 29, 2019 (“fiscal 2020 period”) as compared to $42,044,000 for the twenty-six weeks ended September 23, 2018 (“fiscal 2019 period”). Foodservice sales from the Branded Product Program increased by 1.4% to $32,295,000 for the fiscal 2020 period as compared to sales of $31,855,000 in the fiscal 2019 period. During the fiscal 2020 period, the volume of business increased by approximately 2.2% and the average selling prices decreased by approximately 0.4%.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter of fiscal 2019, the temporary distribution to our significant contract accounts began reverting to our traditional methodology, although not fully completed until the second quarter of fiscal 2019. Excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments decreased by approximately 1.0% during the fiscal 2020 period.

Total Company-owned restaurant sales decreased by 1.4% to $10,048,000 during the fiscal 2020 period compared to $10,189,000 during the fiscal 2019. Comparable Company-owned restaurant sales, excluding sales from the restaurant that was sold last year, increased by approximately $633,000 or 6.7% due primarily to higher sales at our Coney Island locations where weather conditions were very favorable as compared to the comparable period last year in addition to higher sales at our traditional restaurants in Oceanside and Yonkers, New York.

License royalties increased by 2.2% to $14,147,000 in the fiscal 2020 period as compared to $13,844,000 in the fiscal 2019 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 2.3% to $13,092,000 for the 2020 fiscal period as compared to $12,795,000 in the fiscal 2019 period. The increase is due to a 5.3% increase in volume during the fiscal 2020 period as compared to the fiscal 2019 period, which was partly offset by a decline in average net selling price of 2.7%. Additionally, the foodservice business earned higher royalties of $61,000 as compared to the fiscal 2019 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $6,000 during the fiscal 2020 period as compared to the fiscal 2019 period.

Franchise fees and royalties were $2,575,000 in the fiscal 2020 period as compared to $2,343,000 in the fiscal 2019 period. Total royalties were $2,027,000 in the fiscal 2020 period as compared to $2,101,000 in the fiscal 2019 period. Royalties earned under the Branded Menu program were $429,000 in the fiscal 2020 period as compared to $465,000 in the fiscal 2019 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $1,598,000 in the fiscal 2020 period as compared to $1,619,000 in the fiscal 2019 period. Franchise restaurant sales decreased to $35,838,000 in the fiscal 2020 period as compared to $35,932,000 in the fiscal 2019 period primarily due to a 2.8% increase in comparable domestic sales which was partly offset by the impact of units closed in the previous fiscal year, net of units opened in the current year. Comparable domestic franchise sales (consisting of 85 Nathan’s outlets, excluding sales under the Branded Menu Program) were $28,795,000 in the fiscal 2020 period as compared to $28,016,000 in the fiscal 2019 period.

At September 29, 2019, 241 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 265 domestic and international franchised or Branded Menu Program franchise outlets at September 23, 2018. Total franchise fee income was $548,000 in the fiscal 2020 period compared to $242,000 in the fiscal 2019 period. Domestic franchise fee income was $73,000 in the fiscal 2020 period compared to $79,000 in the fiscal 2019 period. International franchise fee income was $82,000 in the fiscal 2020 period compared to $85,000 during the fiscal 2019 period. We recognized $393,000 of forfeited fees in the fiscal 2020 period primarily from the termination of our Master Franchise Agreement for Russia and Kyrgyzstan as compared to forfeited fees of $78,000 in the fiscal 2019 period. During the fiscal 2020 period, 13 franchised outlets opened, including four new Branded Menu Program outlets. During the fiscal 2019 period, nine new franchised outlets opened, including four new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $1,179,000 in the fiscal 2020 period, as compared to $1,267,000 during the fiscal 2019 period.

Costs and Expenses

Overall, our cost of sales increased by 3.6% to $31,711,000 in the fiscal 2020 period as compared to $30,606,000 in the fiscal 2019 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $10,632,000 or 25.1% of sales during the fiscal 2020 period as compared to $11,438,000 or 27.2% of sales during the fiscal 2019 period. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program which was partly offset by the higher margin at the comparable four Company-operated restaurants due principally to the effects of higher sales.

Cost of sales in the Branded Product Program increased by approximately $1,308,000 during the fiscal 2020 period as compared to the fiscal 2019 period, primarily due to the 3.1% increase in the average cost per pound of our hot dogs and the 2.2% increase in the volume of product sold discussed above. We did not make any purchase commitments for beef during the fiscal 2020 and 2019 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2020 period was $5,232,000 or 52.1% of restaurant sales, as compared to $5,435,000 or 53.5% of restaurant sales in the fiscal 2019 period. Excluding the restaurant that was sold, cost of sales would have been 52.2% of restaurant sales in the fiscal 2019 period. Lower food and paper costs, despite higher beef costs, offset higher labor and associated costs. Higher wages, principally associated with the effects of the New York State minimum wage increase, were partly offset by the impact of higher sales at the comparable four Company-owned restaurants. We expect that our future labor costs at our restaurants outside of New York City will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State, as well as other new labor regulations and any increase in commodity costs.

Restaurant operating expenses were $2,027,000 in the fiscal 2020 period as compared to $2,051,000 in the fiscal 2019 period. Excluding $178,000 of restaurant operating expenses from the fiscal 2019 period for the restaurant that was sold, we incurred higher occupancy costs of $54,000, primarily percentage rent on higher sales and property taxes, marketing expenses of $40,000 and higher insurance costs of $33,000.

Depreciation and amortization was $647,000 in the fiscal 2020 period as compared to $684,000 in the fiscal 2019 period as a result of lower capital spending and reduced depreciation and amortization attributable to the restaurant that was sold of $16,000 which were partly offset by amortization of the Arthur Treachers’ Intellectual Property.

General and administrative expenses increased by $173,000 or 2.4% to $7,496,000 in the fiscal 2020 period as compared to $7,323,000 in the fiscal 2019 period. The increase in general and administrative expenses was primarily attributable to higher compensation and recruiting expenses of $259,000, which were partly offset by lower professional fees of $121,000.

Advertising fund expense, after eliminating Company contributions, was $1,549,000 in the fiscal 2020 period, as compared to $1,267,000 in the fiscal 2019 period. Nathan’s has determined that the Advertising Funds’ normal seasonal deficit is not expected to be fully recovered during the remainder of the fiscal year and has reflected the projected deficit in its second quarter fiscal 2020 results of operations.

Other Items

Interest expense of $5,301,000 in the fiscal 2020 and fiscal 2019 periods represented accrued interest of $4,955,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $346,000.

Interest income was $736,000 for the fiscal 2020 period as compared to $176,000 in the fiscal 2019 period.

Gain (loss) on disposal of property and equipment related to asset retirements incurred due to the replacement of certain kitchen equipment. During the second quarter fiscal 2019 we recognized a gain on the sale of our Florida office of $323,000.

Other income, primarily relates to a sublease of a franchised restaurant, was $41,000 in the fiscal 2020 period. Other income in the fiscal 2019 period of $217,000, was comprised of a fee of $175,000 to extend the closing date of the sale of our restaurant located in Bay Ridge, Brooklyn, NY and sublease income of a franchised restaurant, of $42,000.

Provision for Income Taxes

The income tax provision for the twenty-six week periods ended September 29, 2019 and September 23, 2018 reflect effective tax rates of 26.5% and 28.5%, respectively. Nathan’s effective tax rate for the twenty-six week periods ended September 29, 2019 and September 23, 2018 were reduced by 1.9% and 0.4%, respectively, as a result of the tax benefits associated with stock compensation. For the twenty-six weeks ended September 29, 2019 and September 23, 2018, excess tax benefits of $228,000 and $46,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. Nathan’s effective tax rates without these adjustments would have been 28.4% for the fiscal 2020 period and 28.9% for the fiscal 2019 period.

The amount of unrecognized tax benefits at September 29, 2019 was $280,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 29 2019, Nathan’s had $267,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $11,000 during the fiscal year ending March 29, 2020.

Off-Balance Sheet Arrangements

At September 29, 2019 and September 23, 2018, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 29, 2019 aggregated $79,471,000 a $4,025,000 increase as compared to cash and cash equivalents of $75,446,000 at March 31, 2019.  Net working capital increased to $78,878,000 from $72,237,000 at March 31, 2019.  On May 1, 2019, we paid our first semi-annual interest payment on the 2025 Notes of $4,968,750 for fiscal 2020.  On November 1, 2019, we paid our second semi-annual interest payment on the 2025 Notes of $4,968,750 for fiscal 2020.  We expect to pay our third quarter dividend on December 6, 2019.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note O – Long Term Debt in the accompanying Consolidated Financial Statements, for further discussion of the Redemption.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are $4,968,750. During the twenty-six week period ended September 29, 2019, we paid interest of $4,968,750 on May 1, 2019 for the 2025 Notes. On November 1, 2019, we paid our second semi-annual interest payment of $4,968,750. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

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

As of September 29, 2019, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Cash provided by operations of $6,095,000 in the fiscal 2020 period is primarily attributable to net income of $9,027,000 in addition to other non-cash operating items of $1,288,000, offset by changes in other operating assets and liabilities of $4,220,000. Non-cash operating expenses consist principally of $647,000 of depreciation and amortization, $346,000 amortization of debt issuance cost, $228,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees, share-based compensation expense of $58,000 and bad debts of $23,000. In the fiscal 2020 period, accounts and other receivables increased by $2,020,000 due primarily to higher receivables from Branded Product Program sales of $1,292,000 and higher seasonal receivables due on behalf of the Advertising Fund of $707,000. In the fiscal 2020 period, accounts payable, accrued expenses and other current liabilities decreased by $2,171,000 due the reduction in accrued payroll and other benefits of $1,178,000 resulting from the payment of year-end incentive compensation and earned deferred revenue of $551,000. Accounts payable decreased by $308,000 due principally to fluctuations of the Branded Product Program sales. Accrued corporate taxes were lower by $62,000 due to lower earnings and excess tax benefits from the exercise of employee stock options.

Cash used in investing activities was $182,000 in the fiscal 2020 period primarily in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $1,888,000 in the fiscal 2020 period relates to the payments of the Company’s quarterly $0.35 per share cash dividend totaling $2,958,000. The Company also received $1,078,000 of proceeds from the exercise of stock options.

During the period from October 2001 through September 29, 2019, Nathan’s purchased 5,141,763 shares of its common stock at a cost of approximately $78,303,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,250,663 shares at a total cost of approximately $71,145,000, reducing the number of shares then-outstanding by 54.0%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 29, 2019, Nathan’s has repurchased 954,132 shares at a cost of $30,641,000 under the sixth stock repurchase plan. At September 29, 2019, there were 245,868 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at September 29, 2019 aggregating $79,471,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. Effective June 14, 2019, Nathans’ Board of Directors authorized the increase of its regular quarterly dividend to $0.35 from $0.25, and the Company paid its first quarter dividend on June 28, 2019 and its second quarter dividend on September 6, 2019.

Effective November 8, 2019, the Company declared its third quarter dividend of $0.35 per common share to stockholders of record as of the close of business on November 25, 2019, which is payable on December 6, 2019.

We expect that in the future we will make investments in certain existing or select new restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund dividend distributions and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 29, 2020, we will be required to make interest payments of $9,937,500, of which all have been made as of November 1, 2019.

Management believes that available cash, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At September 29, 2019, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of September 29, 2019 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	4,975	1,500	2,125	950	400
Operating Leases (b)	12,104	1,009	3,014	2,892	5,189
Gross Cash Contractual Obligations	167,079	2,509	5,139	3,842	155,589
Sublease Income (b)	1,477	270	432	338	437
Net Cash Contractual Obligations	$165,602	$2,239	$4,707	$3,504	$155,152

a)	Represents the principal due on the 2025 Notes, but does not include interest expense.
b)	See Note P to the Consolidated Financial Statements for additional information on the Company’s lease commitments.

At September 29, 2019, the Company had unrecognized tax benefits of $280,000. The Company believes that is reasonably possible that the unrecognized tax benefits may decrease by $11,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. Beef prices have begun moderately escalating between January and June 2019. Beef prices remained consistently higher during the summer 2019 than during the summer 2018. As such, our market price for hot dogs during our fiscal 2020 period was approximately 3.1% higher than the fiscal 2019 period.

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

The Company is further monitoring the impact on the Company’s operations and is executing strategies and tactics, including pricing and potential operating efficiencies, to minimize the effects of these increases and future increases. We have increased certain selling prices to pass on recent cost of sales increases. However, if we are unable to fully offset these and future increases through pricing and operating efficiencies, our margins and profits will be negatively affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 29, 2019, Nathan’s cash and cash equivalents aggregated $79,471,000. Earnings on this cash would increase or decrease by approximately $199,000 per annum for each 0.25% change in interest rates.

Borrowings

At September 29, 2019, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. Beef prices have begun moderately escalating between January and June 2019. Beef prices remained consistently higher during the summer 2019 than during the summer 2018. As such, our market price for hot dogs during our fiscal 2020 period was approximately 3.1% higher than the fiscal 2019 period.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six weeks ended September 29, 2019 would have increased or decreased our cost of sales by approximately $2,812,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective November 8, 2019, the Board declared its quarterly cash dividend of $0.35 per share which is payable on December 6, 2019 to shareholders of record as of the close of business on November 25, 2019.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 8, 2019	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Ronald G. DeVos
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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

35