Form 10-Q
period 2019-12-29
NATHANS FAMOUS INC
filed 2020-02-07
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2019.

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

(Address (Zip Code) of principal executive offices)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At February 7, 2020, an aggregate of 4,213,320 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 29, 2019 and March 31, 2019

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	December 29, 2019	March 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note F)	$77,395	$75,446
Accounts and other receivables, net (Note H)	10,436	10,173
Inventories	599	535
Prepaid expenses and other current assets (Note I)	962	1,007
Total current assets	89,392	87,161

Property and equipment, net of accumulated depreciation of $9,481 and $8,611, respectively	4,365	4,889
Operating lease assets (Note P)	9,274	-
Goodwill	95	95
Intangible asset, net	1,297	1,353
Deferred income taxes	52	343
Other assets	455	465

Total assets	$104,930	$94,306

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Current portion of operating lease liabilities (Note P)	$1,449	$-
Accounts payable	4,434	5,222
Accrued expenses and other current liabilities (Note J)	5,470	9,384
Deferred franchise fees	278	318
Total current liabilities	11,631	14,924

Long-term debt, net of unamortized debt issuance costs of $4,032 and $4,551, respectively (Note O)	145,968	145,449
Long-term operating lease liabilities (Note P)	8,663	-
Other liabilities (Note J)	801	1,390
Deferred franchise fees	2,036	2,687

Total liabilities	169,099	164,450

COMMITMENTS AND CONTINGENCIES (Note Q)

STOCKHOLDERS’ (DEFICIT)
Common stock, $.01 par value; 30,000,000 shares authorized; 9,368,792 and 9,336,338 shares issued; and 4,213,320 and 4,194,575 shares outstanding at December 29, 2019 and March 31, 2019, respectively	94	93
Additional paid-in capital	62,101	60,945
(Accumulated deficit)	(47,076)	(52,879)
Stockholders’ equity before treasury stock	15,119	8,159

Treasury stock, at cost, 5,155,472 and 5,141,763 shares at December 29, 2019 and March 31, 2019	(79,288)	(78,303)
Total stockholders’ (deficit)	(64,169)	(70,144)

Total liabilities and stockholders’ (deficit)	$104,930	$94,306

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Thirty-nine weeks ended December 29, 2019 and December 23, 2018

(in thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018

REVENUES
Sales	$15,356	$14,404	$57,699	$56,448
License royalties	4,412	4,316	18,559	18,160
Franchise fees and royalties	1,035	911	3,610	3,254
Advertising fund revenue	573	591	1,752	1,858
Total revenues	21,376	20,222	81,620	79,720

COSTS AND EXPENSES
Cost of sales	12,262	10,660	43,973	41,266
Restaurant operating expenses	764	766	2,791	2,817
Depreciation and amortization	294	278	941	962
General and administrative expenses	3,620	3,031	11,116	10,354
Advertising fund expense	573	591	2,122	1,858
Total costs and expenses	17,513	15,326	60,943	57,257

Income from operations	3,863	4,896	20,677	22,463

Gain on disposal of property and equipment	-	10,821	-	11,177
Interest expense	(2,650)	(2,650)	(7,951)	(7,951)
Interest income	338	277	1,074	453
Other income, net	22	5	61	189

Income before provision for income taxes	1,573	13,349	13,861	26,331
Provision for income taxes	360	3,627	3,621	7,330
Net income	$1,213	$9,722	$10,240	$19,001

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,225,000	4,187,000	4,219,000	4,187,000
Diluted	4,225,000	4,221,000	4,219,000	4,226,000

Income per share:
Basic	$.29	$2.32	$2.43	$4.54
Diluted	$.29	$2.30	$2.43	$4.50

Dividends declared per share	$.35	$.25	$1.05	$.75

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Thirteen weeks ended December 29, 2019 and December 23, 2018

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, September 29, 2019	9,368,792	$94	$62,072	$(46,810)	5,141,763	$(78,303)	$(62,947)

Repurchase of common stock	-	-	-	-	13,709	(985)	(985)
Dividends on common stock	-	-	-	(1,479)	-	-	(1,479)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	1,213	-	-	1,213
Balance, December 29, 2019	9,368,792	$94	$62,101	$(47,076)	5,155,472	$(79,288)	$(64,169)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, September 23, 2018	9,318,942	$93	$60,887	$(63,000)	5,127,373	$(77,303)	$(79,323)

Repurchase of common stock	-	-	-	-	14,390	(1,000)	(1,000)
Dividends on common stock	-	-	-	(1,045)	-	-	(1,045)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	9,722	-	-	9,722
Balance, December 23, 2018	9,318,942	$93	$60,916	$(54,323)	5,141,763	$(78,303)	$(71,617)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

Thirty-nine weeks ended December 29, 2019 and December 23, 2018

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

Shares issued in connection with share-based compensation plans	32,454	1	1,077	-	-	-	1,078
Withholding tax on net share settlement of share-based compensation plans	-	-	(8)	-	-	-	(8)
Repurchase of common stock	-	-	-	-	13,709	(985)	(985)
Dividends on common stock	-	-	-	(4,437)	-	-	(4,437)
Share-based compensation	-	-	87	-	-	-	87
Net income	-	-	-	10,240	-	-	10,240
Balance, December 29, 2019	9,368,792	$94	$62,101	$(47,076)	5,155,472	$(79,288)	$(64,169)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 25, 2018	9,311,922	$93	$60,823	$(68,181)	5,127,373	$(77,303)	$(84,568)

Cumulative effect of the adoption of ASC 606	-	-	-	(2,004)	-	-	(2,004)
Shares issued in connection with share-based compensation plans	7,020	-	134	-	-	-	134
Withholding tax on net share settlement of share-based compensation plans	-	-	(174)	-	-	-	(174)
Repurchase of common stock	-	-	-	-	14,390	(1,000)	(1,000)
Dividends on common stock	-	-	-	(3,139)	-	-	(3,139)
Share-based compensation	-	-	133	-	-	-	133
Net income	-	-	-	19,001	-	-	19,001
Balance, December 23, 2018	9,318,942	$93	$60,916	$(54,323)	5,141,763	$(78,303)	$(71,617)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 29, 2019 and December 23, 2018

(in thousands)

(Unaudited)

	December 29, 2019	December 23, 2018
Cash flows from operating activities:
Net income	$10,240	$19,001
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	941	962
(Gain) on disposal of property and equipment	-	(11,177)
Amortization of debt issuance costs	518	518
Share-based compensation expense	87	133
Income tax benefit on stock option exercises	228	47
Provision for doubtful accounts	7	48
Deferred income taxes	291	(27)
Non-cash rental expense	100	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(270)	865
Inventories	(64)	(98)
Prepaid expenses and other current assets	45	2,270
Other assets	10	(48)
Accounts payable, accrued expenses and other current liabilities	(4,930)	(5,196)
Deferred franchise fees	(691)	53
Other liabilities	150	22

Net cash provided by operating activities	6,662	7,373

Cash flows from investing activities:
Proceeds from disposal of property and equipment	-	12,775
Purchase of property and equipment	(361)	(326)

Net cash (used in) provided by investing activities	(361)	12,449

Cash flows from financing activities:
Dividends paid to stockholders	(4,437)	(3,289)
Proceeds from exercise of stock options	1,078	134
Payments of withholding tax on net share settlement of share-based compensation plans	(8)	(174)
Repurchase of treasury stock	(985)	(1,000)

Net cash (used in) financing activities	(4,352)	(4,329)

Net increase in cash and cash equivalents	1,949	15,493

Cash and cash equivalents, beginning of period	75,446	57,339

Cash and cash equivalents, end of period	$77,395	$72,832

Cash paid during the period for:
Interest	$9,938	$9,936
Income taxes paid	$3,269	$2,658

Noncash financing activity:
Dividends declared per share	$1.05	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2019

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 29, 2019 and December 23, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission.

We have reclassified certain prior period items in the Consolidated Statement of Cash Flows in the thirty-nine week period ended December 23, 2018 to conform with the classifications for the fiscal year ended March 31, 2019. These reclassifications had no effect on previously reported cash flows. Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

NOTE C – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2016, the FASB issued new guidance on the measurement of credit losses, which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. In November 2019, the FASB deferred the effective date for smaller reporting companies for annual reporting periods beginning after December 15, 2022. This standard is required to take effect in Nathan’s first quarter (June 2023) of our fiscal year ending March 31, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in Nathan’s first quarter (June 2021) of our fiscal year ending March 27, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen and thirty-nine weeks ended December 29, 2019 and December 23, 2018 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018

Branded Products	$13,694	$12,453	$45,989	$44,308
Company-operated restaurants	1,662	1,951	11,710	12,140
Total sales	15,356	14,404	57,699	56,448

License royalties	4,412	4,316	18,559	18,160

Franchise royalties	802	805	2,829	2,906
Franchise fees	233	106	781	348
Total franchise fees and royalties	1,035	911	3,610	3,254

Advertising fund revenue	573	591	1,752	1,858

Total revenues	$21,376	$20,222	$81,620	$79,720

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018

United States	$20,308	$19,546	$77,930	$77,022
International	1,068	676	3,690	2,698
Total revenues	$21,376	$20,222	$81,620	$79,720

Contract balances

The following table provides information about contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

	December 29, 2019	March 31, 2019
Deferred franchise fees (a)	$2,314	$3,005

(a)	Deferred franchise fees of $278 and $2,036 as of December 29, 2019 and $318 and $2,687 as of March 31, 2019 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

	Thirty-nine weeks ended
	December 29, 2019	December 23, 2018
Deferred franchise fees at beginning of period	3,005	3,139	(a)
Revenue recognized during the period	(781)	(348)
New deferrals due to cash received and other	90	828
Deferred franchise fees at end of period	$2,314	$3,619

(a)	Includes the cumulative effect of adopting Topic 606 of $2,735.

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2020 (a)	$71
2021	276
2022	266
2023	242
2024	231
Thereafter	1,228
Total	$2,314

(a)

Represents franchise fees expected to be recognized for the remainder of the 2020 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $781 of franchise fee revenue recognized for the thirty-nine weeks ended December 29, 2019.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 29, 2019 and December 23, 2018, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2019	2018	2019	2018	2019	2018
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,213	$9,722	4,225	4,187	$0.29	$2.32
Effect of dilutive employee stock options	-	-	-	34	-	(0.02)
Diluted EPS
Diluted calculation	$1,213	$9,722	4,225	4,221	$0.29	$2.30

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2019	2018	2019	2018	2019	2018
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$10,240	$19,001	4,219	4,187	$2.43	$4.54
Effect of dilutive employee stock options	-	-	-	39	-	(0.04)
Diluted EPS
Diluted calculation	$10,240	$19,001	4,219	4,226	$2.43	$4.50

Options to purchase 10,000 shares of common stock in the thirteen and thirty-nine week periods ended December 29, 2019 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 29, 2019 and March 31, 2019 were $20,000,000. Substantially all of the Company’s cash and cash equivalents are in excess of government insurance.

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

●     Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of December 29, 2019 and March 31, 2019 were as follows (in thousands):

	December 29, 2019		March 31, 2019
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$153,375	$150,000	$145,688

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 29, 2019, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 29,	March 31,
	2019	2019

Branded product sales	$8,094	$7,432
Franchise and license royalties	2,052	2,661
Other	788	665
	10,934	10,758

Less: allowance for doubtful accounts	498	585
Accounts and other receivables, net	$10,436	$10,173

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 29, 2019 and the fiscal year ended March 31, 2019 are as follows (in thousands):

	December 29, 2019	March 31, 2019

Beginning balance	$585	$468
Reclassification to conform with Topic 606	-	77
Bad debt expense	7	100
Accounts written off	(94)	(60)
Ending balance	$498	$585

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 29,	March 31,
	2019	2019

Income taxes	$113	$106
Insurance	218	244
Other	631	657
Total prepaid expenses and other current assets	$962	$1,007

NOTE J – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 29,	March 31,
	2019	2019
Payroll and other benefits	$2,501	$3,150
Accrued rebates	689	770
Rent and occupancy costs	107	113
Deferred revenue	23	807
Construction costs	61	58
Interest	1,606	4,111
Professional fees	205	146
Sales, use and other taxes	36	27
Other	242	202
Total accrued expenses and other current liabilities	$5,470	$9,384

Other liabilities consist of the following (in thousands):

	December 29,	March 31,
	2019	2019
Reserve for uncertain tax positions	$565	$496
Deferred rental liability	-	670
Other	236	224
Total other liabilities	$801	$1,390

NOTE K – INCOME TAXES

The income tax provisions for the thirty-nine week periods ended December 29, 2019 and December 23, 2018 reflect effective tax rates of 26.1% and 27.8%, respectively.

Nathan’s effective tax rates for the thirty-nine week periods ended December 29, 2019 and December 23, 2018 were reduced by 1.6% and 0.2%, respectively, as a result of the tax benefits associated with stock compensation. For the thirty-nine week periods ended December 29, 2019 and December 23, 2018, excess tax benefits of $228,000 and $47,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. Nathan’s effective tax rates without these adjustments would have been 27.8% for the fiscal 2020 period and 28.0% for the fiscal 2019 period.

The amount of unrecognized tax benefits at December 29, 2019 was $300,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 29, 2019, Nathan’s had $269,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the years ended March 2016, 2017, and 2018 will be audited. The audit is ongoing.

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

Income from operations attributable to Corporate consists principally of administrative expenses not allocated to the operating segments such as executive management, finance, information technology, legal, insurance, corporate office costs, corporate incentive compensation, certain executive compensation, compliance costs and the operating results of the advertising fund.

Interest expense, interest income, gain on disposal of property and equipment, and other income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018

Revenues
Branded Product Program	$13,694	$12,453	$45,989	$44,308
Product licensing	4,412	4,316	18,559	18,160
Restaurant operations	2,697	2,862	15,320	15,394
Corporate (1)	573	591	1,752	1,858
Total revenues	$21,376	$20,222	$81,620	$79,720

Income from operations
Branded Product Program	$1,917	$2,464	$6,244	$7,725
Product licensing	4,367	4,270	18,423	18,023
Restaurant operations	(599)	(112)	2,254	2,733
Corporate	(1,822)	(1,726)	(6,244)	(6,018)
Income from operations	$3,863	$4,896	$20,677	$22,463

Gain on disposal of property and equipment	-	10,821	-	11,177
Interest expense	(2,650)	(2,650)	(7,951)	(7,951)
Interest income	338	277	1,074	453
Other income, net	22	5	61	189
Income before provision for income taxes	$1,573	$13,349	$13,861	$26,331

(1)	Represents advertising fund revenue

NOTE M– SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended December 29, 2019 and December 23, 2018 was $29,000 and $29,000, respectively. Total share-based compensation during the thirty-nine week periods ended December 29, 2019 and December 23, 2018 was $87,000 and $133,000, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of December 29, 2019, there was $198,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately twenty months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018

Stock options	$21	$21	$64	$81
Restricted stock	8	8	23	52
Total compensation cost	$29	$29	$87	$133

Stock options:

There were no new share-based awards granted during the thirty-nine week period December 29, 2019.

During the fiscal year ended March 31, 2019, the Company granted options to purchase 10,000 shares at an exercise price of $89.90 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a three-year period commencing September 12, 2019.

Transactions with respect to stock options for the thirty-nine weeks ended December 29, 2019 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 31, 2019 fiscal year (A)	42,234	$46.807	1.32	$1,127
Granted	-	-	-	-
Exercised	(32,234)	$33.438	-	1,134
Options outstanding at December 29, 2019	10,000	$89.90	3.70	-

Options exercisable at December 29, 2019	3,333	$89.90	3.70	-

A-	Represents outstanding options after giving effect to the replacement options issued in connection with the Company’s special dividend to shareholders of record on December 22, 2017.

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 29, 2019 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 31, 2019	1,000	$89.90
Granted	-	-
Vested	(333)	$89.90
Unvested restricted stock at December 29, 2019	667	$89.90

NOTE N– STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 14, 2019, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2020, aggregating $1,479,000, which was paid on June 28, 2019 to stockholders of record as of the close of business on June 24, 2019.

Effective August 9, 2019, the Board declared its second quarterly cash dividend of $0.35 per share, aggregating $1,479,000, which was paid on September 6, 2019 to stockholders of record as of the close of business on August 26, 2019.

Effective November 8, 2019, the Board declared its third quarterly cash dividend of $0.35 per share, aggregating $1,479,000, which was paid on December 6, 2019 to stockholders of record as of the close of business on November 25, 2019.

Effective February 7, 2020, the Board declared its fourth quarterly cash dividend of $0.35 per share payable on March 6, 2020 to stockholders of record as of the close of business on February 24, 2020.

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

Once effective, we will be able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of July 1, 2020 up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of July 1, 2020 and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 11,000 shares. As of December 29, 2019, there were up to 208,584 shares available to be issued for future option grants or up to 184,808 shares of restricted stock that may be granted under the 2010 Plan.

3. Stock Repurchase Program

During the period from October 2001 through December 29, 2019, Nathan’s purchased 5,155,472 shares of common stock at a cost of approximately $79,288,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirty-nine week period ended December 29, 2019, we repurchased 13,709 shares of common stock at a cost of $985,000.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 29, 2019, Nathan’s had repurchased 967,841 shares at a cost of $31,627,000 under the sixth stock repurchase plan. At December 29, 2019, there were 232,159 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE O – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 29,	March 31,
	2019	2019

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(4,032)	(4,551)
Long-term debt, net	$145,968	$145,449

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

A summary of certain terms and conditions of the 2025 Notes is as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no financial maintenance covenants associated with the 2025 Notes. As of December 29, 2019, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Operating leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $32,000 in Other Assets at December 29, 2019. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

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

Company as lessee

The components of the net lease cost for the thirteen and thirty-nine week periods ended December 29, 2019 were as follows (in thousands):

	Thirteen weeks ended	Thirty-nine weeks ended
	December 29, 2019	December 29, 2019
Statement of Earnings
Operating lease cost	$339	$899
Short term lease cost	4	14
Variable lease cost	280	1,240
Less: Sublease income, net	(22)	(63)

Total net lease cost (a)	$601	$2,090

(a)

The thirteen and thirty-nine week periods ended December 29, 2019 include $470, net and $1,679, net recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants, $153 and $474 recorded to “General and administrative expenses” for leases for corporate offices and equipment and $22 and $63 recorded to “Other income, net” for leased properties that are leased to franchisees:

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended	Thirty-nine weeks ended
	December 29, 2019	December 29, 2019

Operating cash flows from operating leases	$60	$351

On November 29, 2019, the Company entered into an amendment to its lease agreement for its Coney Island Boardwalk restaurant, commencing on December 1, 2019 (the “Renewal Commencement Date”), extending the term for an additional eight (8) years, expiring November 30, 2027. The Company recorded an operating lease asset and liability of $1,911,000 on the Renewal Commencement date.

The weighted average remaining lease term and weighted-average discount rate for operating leases as of December 29, 2019 were as follows:

Weighted average remaining lease term (years):
Operating leases	8.3

Weighted average discount rate:
Operating leases	8.870%

Future lease commitments to be paid and received by the Company as of December 29, 2019 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2020 (a)	$247	$38	$209
2021	1,577	245	1,332
2022	1,831	247	1,584
2023	1,844	168	1,676
2024	1,774	169	1,605
Thereafter	7,153	521	6,632
Total lease commitments	$14,426	$1,388	$13,038
Less: Amount representing interest	4,314
Present value of lease liabilities (b)	$10,112

(a)	Represents the remainder of fiscal year 2020 which excludes the thirty-nine weeks ended December 29, 2019.
(b)	The present value of minimum operating lease payments of $1,449 and $8,663 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Future lease commitments to be paid and received by the Company as of March 31, 2019 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2020	$1,162	$273	$889
2021	1,249	270	979
2022	1,503	272	1,231
2023	1,520	168	1,352
2024	1,453	169	1,284
Thereafter	5,868	521	5,347
Total lease commitments	$12,755	$1,673	$11,082

Company as lessor

The components of lease income for the thirteen week and thirty-nine week periods ended December 29, 2019 were as follows (in thousands):

	Thirteen weeks ended	Thirty-nine weeks ended
	December 29, 2019	December 29, 2019

Operating lease income, net	$22	$63

NOTE Q – COMMITMENTS AND CONTINGENCIES

1. Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term which expires in March 2020. Nathan’s has recorded a liability of $217,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1933, as amended that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “projects”, “may”, “would”, “should”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-Q are based upon information available to us on the date of this Form 10-Q.

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

At December 29, 2019, our restaurant system consisted of 226 Nathan’s franchised units, including 96 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 22 states, and 10 foreign countries. At December 23, 2018, our restaurant system consisted of 261 Nathan’s franchised units, including 119 Branded Menu units, and five Company-owned units (including one seasonal unit), one of which was closed on January 6, 2019, located in 22 states, and 13 foreign countries.

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

While we remain committed to these parts of our business, we begun implementing plans to reinvigorate our restaurant system under the direction of our Senior Vice President of Restaurants to spearhead this initiative. The operating plan we have adopted in this regard is focused on surrounding our core items, hot dogs and French fries, with much higher quality other menu items developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities will be combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts. In order to support these activities, we expect to incur approximately $800,000 to $900,000 of incremental expenses as compared to this years’ anticipated spending, including $370,000 projected to be incurred by the Advertising Fund. Additionally, while we do not expect to significantly increase the number of company-owned operations, we do expect to opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system.

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

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

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

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding share-based compensation and the (gain) on disposal of property and equipment that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(unaudited)		(unaudited)

Net income	$1,213	$9,722	$10,240	$19,001
Interest expense	2,650	2,650	7,951	7,951
Provision for income taxes	360	3,627	3,621	7,330
Depreciation and amortization	294	278	941	962
EBITDA	4,517	16,277	22,753	35,244

Share-based compensation	29	29	87	133
(Gain) on disposal of property and equipment (A)	-	(10,821)	-	(11,177)
Adjusted EBITDA	$4,546	$5,485	$22,840	$24,200

(A)	We have reclassified (Gain) on disposal of property and equipment in the thirteen and thirty-nine week periods ended December 23, 2018 to conform with the March 31, 2019 classifications.

Results of Operations

Thirteen weeks ended December 29, 2019 compared to thirteen weeks ended December 23, 2018

Revenues

Total sales increased by 6.6% to $15,356,000 for the thirteen weeks ended December 29, 2019 (“third quarter fiscal 2020”) as compared to $14,404,000 for the thirteen weeks ended December 23, 2018 (“third quarter fiscal 2019”). Foodservice sales from the Branded Product Program increased by 10.0% to $13,694,000 for the third quarter fiscal 2020 as compared to sales of $12,453,000 in the third quarter fiscal 2019. During the third quarter fiscal 2020, the volume of business increased by approximately 8.1% and our average selling prices increased by approximately 1.7%.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter of fiscal 2019, the temporary distribution to our significant contract accounts began reverting back to our traditional methodology, although not fully completed until the second quarter of fiscal 2019. We believe that the temporary distribution method did not impact comparability of our quarterly results.

Total Company-owned restaurant sales decreased by 14.8% to $1,662,000 during the third quarter fiscal 2020 compared to $1,951,000 during the third quarter fiscal 2019. Comparable Company-owned restaurant sales, excluding sales from the restaurant that was sold last year, increased by approximately $52,000 or 3.2% as compared to the comparable period last year.

License royalties were $ 4,412,000 in the third quarter fiscal 2020 as compared to $4,316,000 in the third quarter fiscal 2019. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 6.4% to $3,979,000 for the third quarter fiscal 2020 as compared to $3,741,000 in the third quarter fiscal 2019. The increase at retail is primarily due to a higher average net selling price of 6.9% which was partly offset by a 1.3% decrease in retail volume during the third quarter fiscal 2020 period as compared to the third quarter fiscal 2019. Additionally, the foodservice business earned lower royalties of $77,000 as compared to the third quarter fiscal 2019 due to a shift in the Sam’s Club business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products declined by $142,000 during the third quarter fiscal 2020 period as compared to the third quarter fiscal 2019 primarily due to the transition of our enrobed hot dog products to a new licensee.

Franchise fees and royalties were $1,035,000 in the third quarter fiscal 2020 as compared to $911,000 in the third quarter fiscal 2019. Total royalties were $802,000 in the third quarter fiscal 2020 as compared to $805,000 in the third quarter fiscal 2019. Royalties earned under the Branded Menu program were $148,000 in the third quarter fiscal 2020 as compared to $167,000 in the third quarter fiscal 2019. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $654,000 in the third quarter fiscal 2020 as compared to $638,000 in the third quarter fiscal 2019. Franchise restaurant sales increased to $14,587,000 in the third quarter fiscal 2020 as compared to $14,158,000 in the third quarter fiscal 2019 primarily due to an 8.0% increase in comparable domestic sales which was more than offset by the impact of units closed in the previous year, net of units opened in the current year. Comparable domestic franchise sales (consisting of 83 Nathan’s outlets, excluding sales under the Branded Menu Program) were $11,810,000 in the third quarter fiscal 2020 as compared to $10,933,000 in the third quarter fiscal 2019.

At December 29, 2019, 226 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 261 domestic and international franchised or Branded Menu Program franchise outlets at December 23, 2018. Total franchise fee income was $233,000 in the third quarter fiscal 2020 compared to $106,000 in the third quarter fiscal 2019. Domestic franchise fee income was $35,000 in the third quarter fiscal 2020 compared to $38,000 in the third quarter fiscal 2019. International franchise fee income was $38,000 in the third quarter fiscal 2020 compared to $42,000 during the third quarter fiscal 2019. We recognized $160,000 of forfeited fees in the third quarter fiscal 2020 primarily from the termination of our Master Franchise Agreement for Turkey and the closing of various domestic and international franchise locations as compared to forfeited fees of $26,000 in the third quarter fiscal 2019. During the third quarter fiscal 2020, three new franchised outlets opened. During the third quarter fiscal 2019, three new franchised outlets opened.

Advertising fund revenue, after eliminating Company contributions, was $573,000 during the third quarter fiscal 2020 and $591,000 during the third quarter fiscal 2019 period.

Costs and Expenses

Overall, our cost of sales increased by $1,602,000 to $12,262,000 in the third quarter fiscal 2020 as compared to $10,660,000 in the third quarter fiscal 2019. Our gross profit (representing the difference between sales and cost of sales) decreased to $3,094,000 or 20.1% of sales during the third quarter fiscal 2020 as compared to $3,744,000 or 26.0% of sales during the third quarter fiscal 2019. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program and higher prime restaurant costs due in part to the incremental food and labor costs associated with the rollout of a variety of new products.

Cost of sales in the Branded Product Program increased by approximately $1,769,000 during the third quarter fiscal 2020 as compared to the third quarter fiscal 2019, primarily due to the 10.5% increase in the average cost per pound of our hot dogs and the 8.1% increase in the volume of product sold as discussed above. We did not make any purchase commitments for beef during the fiscal 2020 and 2019 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2020 was $1,141,000 or 68.7% of restaurant sales, as compared to $1,308,000 or 67.0% of restaurant sales in the third quarter fiscal 2019. Excluding the restaurant that was sold, costs of sales were 65.8% of restaurant sales in the third quarter of fiscal 2019. We experienced higher prime costs due in part to the incremental food and labor costs associated with the rollout of various new products in addition to higher commodity costs of beef and higher wage rates, principally associated with the effects of the New York State minimum wage increase. We expect that these higher costs will continue for the remainder of the fiscal 2020 period as we continue to introduce new products. We also expect that our future labor costs at our restaurants outside of New York City will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State, as well as other new labor regulations and any increase in commodity costs.

Restaurant operating expenses were $764,000 in the third quarter fiscal 2020 as compared to $766,000 in the third quarter fiscal 2019. Excluding $83,000 of restaurant operating expenses from the fiscal 2019 period for the restaurant that was sold, we incurred higher maintenance costs of $29,000, higher insurance costs of $21,000 and other expenses of $18,000.

Depreciation and amortization was $294,000 in the third quarter fiscal 2020 as compared to $278,000 in the third quarter fiscal 2019 as a result of amortization of the Arthur Treachers’ intellectual property which was partly offset by lower capital spending and reduced depreciation and amortization attributable to the restaurant that was sold of $3,000.

General and administrative expenses increased by $589,000 or 19.5% to $3,620,000 in the third quarter fiscal 2020 as compared to $3,031,000 in the third quarter fiscal 2019. The increase in general and administrative expenses was primarily attributable to higher costs associated with the transformation efforts within our restaurant business, including higher compensation expenses, including severance, marketing and franchise solicitation costs aggregating $434,000 and higher professional fees of $68,000.

Advertising fund expense, after eliminating Company contributions, was $573,000 during the third quarter fiscal 2020, as compared to $591,000 in the third quarter fiscal 2019.

Other Items

Interest expense of $2,650,000 in the third quarter fiscal 2020 and third quarter fiscal 2019 represented accrued interest of $2,478,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $172,000.

Interest income was $338,000 for the third quarter fiscal 2020 as compared to $277,000 in the third quarter fiscal 2019.

During the third quarter fiscal 2019 we recognized a gain on the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn, NY of $10,821,000.

Other income, primarily relates primarily to sublease income from a franchised restaurant of $22,000 in each of the third quarter fiscal 2020 and third quarter fiscal 2019, which was partly offset by miscellaneous asset disposals during the third quarters fiscal 2020 and fiscal 2019.

Provision for Income Taxes

The income tax provision for the thirteen-week periods ended December 29, 2019 and December 23, 2018 reflect effective tax rates of 22.9% and 27.2%, respectively. During the third quarter fiscal 2020, the Company’s tax rate was favorably affected by 3.3% due to its return to provision adjustment of approximately $52,000 in connection with the filing of its March 2019 tax returns. In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the years ended March 2016, 2017, and 2018 will be audited.

The amount of unrecognized tax benefits at December 29, 2019 was $300,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 29 2019, Nathan’s had $269,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $11,000 during the fiscal year ending March 29, 2020.

Results of Operations

Thirty-nine weeks ended December 29, 2019 compared to thirty-nine weeks ended December 23, 2018

Revenues

Total sales increased by 2.2% or $1,251,000 to $57,699,000 for the thirty-nine weeks ended December 29, 2019 (“fiscal 2020 period”) as compared to $56,448,000 for the thirty-nine weeks ended December 23, 2018 (“fiscal 2019 period”). Foodservice sales from the Branded Product Program increased by 3.8% to $45,989,000 for the fiscal 2020 period as compared to sales of $44,308,000 in the fiscal 2019 period. During the fiscal 2020 period, the volume of business increased by approximately 3.9% and the average selling prices increased by approximately 0.2%.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter of fiscal 2019, the temporary distribution to our significant contract accounts began reverting to our traditional methodology, although not fully completed until the second quarter of fiscal 2019. Excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments increased by approximately 1.0% through the second quarter fiscal 2020.

Total Company-owned restaurant sales decreased by 3.5% to $11,710,000 during the fiscal 2020 period compared to $12,140,000 during the fiscal 2019 period. Comparable Company-owned restaurant sales, excluding sales from the restaurant that was sold last year, increased by approximately $685,000 or 6.2% due primarily to higher sales at our Coney Island locations where weather conditions were very favorable as compared to the comparable period last year in addition to higher sales at our traditional restaurants in Oceanside and Yonkers, New York.

License royalties increased by 2.2% to $18,559,000 in the fiscal 2020 period as compared to $18,160,000 in the fiscal 2019 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 3.2% to $17,071,000 for the 2020 fiscal period as compared to $16,536,000 in the fiscal 2019 period. The increase at retail is due to a 3.9% increase in volume during the fiscal 2020 period as compared to the fiscal 2019 period, which was partly offset by a decline in average net selling price of 0.8%. Additionally, the foodservice business earned lower royalties of $16,000 as compared to the fiscal 2019 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $136,000 during the fiscal 2020 period as compared to the fiscal 2019 period primarily due to the transition of our enrobed hot dog products to a new licensee.

Franchise fees and royalties were $3,610,000 in the fiscal 2020 period as compared to $3,254,000 in the fiscal 2019 period. Total royalties were $2,829,000 in the fiscal 2020 period as compared to $2,906,000 in the fiscal 2019 period. Royalties earned under the Branded Menu program were $577,000 in the fiscal 2020 period as compared to $649,000 in the fiscal 2019 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $2,252,000 in the fiscal 2020 period as compared to $2,257,000 in the fiscal 2019 period. Franchise restaurant sales increased to $50,425,000 in the fiscal 2020 period as compared to $50,090,000 in the fiscal 2019 period primarily due to a 4.4% increase in comparable domestic sales which was partly offset by the impact of units closed in the previous fiscal year, net of units opened in the current year. Comparable domestic franchise sales (consisting of 84 Nathan’s outlets, excluding sales under the Branded Menu Program) were $40,556,000 in the fiscal 2020 period as compared to $38,829,000 in the fiscal 2019 period.

At December 29, 2019, 226 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 261 domestic and international franchised or Branded Menu Program franchise outlets at December 23, 2018. Total franchise fee income was $781,000 in the fiscal 2020 period compared to $348,000 in the fiscal 2019 period. Domestic franchise fee income was $108,000 in the fiscal 2020 period compared to $117,000 in the fiscal 2019 period. International franchise fee income was $120,000 in the fiscal 2020 period compared to $127,000 during the fiscal 2019 period. We recognized $553,000 of forfeited fees in the fiscal 2020 period primarily from the termination of our Master Franchise Agreements for Russia, Kyrgyzstan and Turkey and the closing of various domestic and international franchise locations as compared to forfeited cancellation fees of $104,000 in the fiscal 2019 period. During the fiscal 2020 period, 15 franchised outlets opened, including five international units and three new Branded Menu Program outlets. During the fiscal 2019 period, 12 new franchised outlets opened, including five international locations and four new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $1,752,000 in the fiscal 2020 period, as compared to $1,858,000 during the fiscal 2019 period.

Costs and Expenses

Overall, our cost of sales increased by 6.6% to $43,973,000 in the fiscal 2020 period as compared to $41,266,000 in the fiscal 2019 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $13,726,000 or 23.8% of sales during the fiscal 2020 period as compared to $15,182,000 or 26.9% of sales during the fiscal 2019 period. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $3,077,000 during the fiscal 2020 period as compared to the fiscal 2019 period, primarily due to the 5.1% increase in the average cost per pound of our hot dogs and the 3.9% increase in the volume of product sold discussed above. We did not make any purchase commitments for beef during the fiscal 2020 and 2019 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2020 period was $6,373,000 or 54.4% of restaurant sales, as compared to $6,743,000 or 55.5% of restaurant sales in the fiscal 2019 period. Excluding the restaurant that was sold, cost of sales would have been 54.2% of restaurant sales in the fiscal 2019 period. We experienced higher prime costs due in part to the incremental food and labor costs associated with the rollout of various new products in addition to higher commodity costs of beef. The impact of higher wages, principally associated with the effects of the New York State minimum wage increase, were partly offset by the impact of higher sales at the comparable four Company-owned restaurants. We expect that our future labor costs at our restaurants outside of New York City will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State, as well as other new labor regulations and any increase in commodity costs.

Restaurant operating expenses were $2,791,000 in the fiscal 2020 period as compared to $2,817,000 in the fiscal 2019 period. Excluding $261,000 of restaurant operating expenses from the fiscal 2019 period for the restaurant that was sold, we incurred higher occupancy costs of $62,000, primarily percentage rent on higher sales and property taxes, higher insurance costs of $54,000, marketing expenses of $38,000 and maintenance and other expenses of $62,000.

Depreciation and amortization was $941,000 in the fiscal 2020 period as compared to $962,000 in the fiscal 2019 period as a result of amortization of the Arthur Treachers’ intellectual property which was partly offset by lower capital spending and reduced depreciation and amortization attributable to the restaurant that was sold of $19,000.

General and administrative expenses increased by $762,000 or 7.4% to $11,116,000 in the fiscal 2020 period as compared to $10,354,000 in the fiscal 2019 period. The increase in general and administrative expenses was primarily attributable to higher costs associated with the transformation efforts within our restaurant business including higher compensation expenses, including severance, marketing and franchise solicitation costs aggregating $761,000.

Advertising fund expense, after eliminating Company contributions, was $2,122,000 in the fiscal 2020 period, as compared to $1,858,000 in the fiscal 2019 period. Nathan’s has determined that the Advertising Funds’ normal seasonal deficit is not expected to be fully recovered during the remainder of the fiscal year and reflected the projected deficit in its second quarter fiscal 2020 results of operations.

Other Items

Interest expense of $7,951,000 in the fiscal 2020 and fiscal 2019 periods represented accrued interest of $7,433,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $518,000.

Interest income was $1,074,000 for the fiscal 2020 period as compared to $453,000 in the fiscal 2019 period.

Gain on disposal of property and equipment during the fiscal 2019 period, represent gains from the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn, NY and the sale of our Florida office.

Other income, primarily relates primarily to sublease income from a franchised restaurant of $63,000 in each of the fiscal 2020 and fiscal 2019 periods. During the fiscal 2019 period, we recognized a fee of $175,000 to extend the closing date of the sale of our restaurant located in Bay Ridge, Brooklyn, NY.

Provision for Income Taxes

The income tax provision for the thirty-nine week periods ended December 29, 2019 and December 23, 2018 reflect effective tax rates of 26.1% and 27.8%, respectively. Nathan’s effective tax rate for the thirty-nine week periods ended December 29, 2019 and December 23, 2018 were reduced by 1.6% and 0.2%, respectively, as a result of the tax benefits associated with stock compensation. For the thirty-nine weeks ended December 29, 2019 and December 23, 2018, excess tax benefits of $228,000 and $47,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. Nathan’s effective tax rates without these adjustments would have been 27.8% for the fiscal 2020 period and 28.0% for the fiscal 2019 period. During the third quarter fiscal 2020, the Company’s tax rate was favorably affected by 0.4% due to its return to provision adjustment of approximately $52,000 in connection with the filing of its March 2019 tax returns. In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the years ended March 2016, 2017, and 2018 will be audited.

The amount of unrecognized tax benefits at December 29, 2019 was $300,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 29 2019, Nathan’s had $269,000 of accrued interest and penalties in connection with unrecognized tax benefits. Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $11,000 during the fiscal year ending March 29, 2020.

Off-Balance Sheet Arrangements

At December 29, 2019 and December 23, 2018, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 29, 2019 aggregated $77,395,000 a $1,949,000 increase as compared to cash and cash equivalents of $75,446,000 at March 31, 2019. Net working capital increased to $77,761,000 from $72,237,000 at March 31, 2019. During fiscal 2020, we paid both semi-annual interest payments on the 2025 Notes of $4,968,750 on May 1, 2019 and November 1, 2019. We paid three quarterly dividends totaling $4,437,000.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note O – Long Term Debt in the accompanying Consolidated Financial Statements, for further discussion of the Redemption.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are $4,968,750. During the thirty-nine week period ended December 29, 2019, we paid interest of $4,968,750 each on May 1, 2019 and November 1, 2019 for the 2025 Notes. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

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

As of December 29, 2019, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Cash provided by operations of $6,662,000 in the fiscal 2020 period is primarily attributable to net income of $10,240,000 in addition to other non-cash operating items of $2,172,000, offset by changes in other operating assets and liabilities of $5,750,000. Non-cash operating expenses consist principally of $941,000 of depreciation and amortization, $518,000 amortization of debt issuance cost, $291,000 of deferred income taxes, $228,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees, share-based compensation expense of $87,000 and non-cash rental expense of $100,000. In the fiscal 2020 period, accounts and other receivables increased by $263,000 due primarily to higher receivables from Branded Product Program sales of $662,000 and higher seasonal receivables due on behalf of the Advertising Fund of $184,000 which were partly offset by lower license royalties of $609,000. In the fiscal 2020 period, accounts payable, accrued expenses and other current liabilities decreased by $4,930,000 due to lower accrued interest of $2,505,000 as a result of timing of our interest payments, deferred revenue of $784,000 that was earned during the fiscal 2020 period and the reduction in accrued payroll and other benefits of $649,000 resulting from the payment of year-end incentive compensation. Accounts payable decreased by $788,000 due principally to fluctuations of the Branded Product Program sales and expenses associated with certain seasonal activities.

Cash used in investing activities was $361,000 in the fiscal 2020 period primarily in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $4,352,000 in the fiscal 2020 period relates to the payments of the Company’s quarterly $0.35 per share cash dividend totaling $4,437,000. During the fiscal 2020 period, Nathan’s repurchased 13,709 shares of common stock for $985,000. The Company also paid $8,000 for withholding taxes on the net share vesting of employee restricted stock. The Company also received $1,078,000 of proceeds from the exercise of stock options.

During the period from October 2001 through December 29, 2019, Nathan’s purchased 5,155,472 shares of its common stock at a cost of approximately $79,288,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,264,372 shares at a total cost of approximately $72,130,000, reducing the number of shares then-outstanding by 54.2%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 29, 2019, Nathan’s has repurchased 967,841 shares at a cost of $31,626,000 under the sixth stock repurchase plan. At December 29, 2019, there were 232,159 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at December 29, 2019 aggregating $77,395,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. Effective June 14, 2019, Nathans’ Board of Directors authorized the increase of its regular quarterly dividend to $0.35 from $0.25, and the Company paid its first quarter dividend on June 28, 2019, its second quarter dividend on September 6, 2019 and its third quarter dividend on December 6, 2019.

Effective February 7, 2020, the Company declared its fourth quarter dividend of $0.35 per common share to stockholders of record as of the close of business on February 24, 2020, which is payable on March 6, 2020.

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

At December 29, 2019, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of December 29, 2019 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements	4,850	1,500	2,000	950	400
Operating Leases (b)	14,426	1,449	3,669	3,493	5,815
Gross Cash Contractual Obligations	169,276	2,949	5,669	4,443	156,215
Sublease Income (b)	1,388	245	411	338	394
Net Cash Contractual Obligations	$167,888	$2,704	$5,258	$4,105	$155,821

a)	Represents the principal due on the 2025 Notes, but does not include interest expense.
b)	See Note P to the Consolidated Financial Statements for additional information on the Company’s lease commitments.

At December 29, 2019, the Company had unrecognized tax benefits of $300,000. The Company believes that is reasonably possible that the unrecognized tax benefits may decrease by $11,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

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

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Since April 2018 our commodity cost for hot dogs had begun moderately escalating between January and June 2019. Beef prices remained consistently higher during the summer 2019 than during the summer 2018 before escalating by approximately 12% as compared to the fourth calendar quarter of 2018. As such, our market price for hot dogs during our third quarter fiscal 2020 was approximately 10.5% higher than the third quarter fiscal 2019, resulting in the fiscal 2020 period being approximately 5.1% higher than the fiscal 2019 period.

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

The minimum hourly rate of pay for the remainder of New York State increased to $13.75 on Dec. 31, 2019; and will increase to $14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 29, 2019, Nathan’s cash and cash equivalents aggregated $77,395,000. Earnings on this cash would increase or decrease by approximately $193,000 per annum for each 0.25% change in interest rates.

Borrowings

At December 29, 2019, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Since April 2018 our commodity cost for hot dogs had been stable before beginning to decline in September 2018 into December 2018. Beef prices began moderately escalating between January and June 2019. Beef prices remained consistently higher during the summer 2019 than during the summer 2018 before escalating by approximately 12% as compared to the fourth calendar quarter of 2018. As such, our market price for hot dogs during our third quarter fiscal 2020 was approximately 10.5% higher than the third quarter fiscal 2019, resulting in the fiscal 2020 period being approximately 5.1% higher than the fiscal 2019 period.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine weeks ended December 29, 2019 would have increased or decreased our cost of sales by approximately $3,942,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan (the "Plan") for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company.  The Plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management.  There is no set time limit on the repurchases.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 30, 2019 October 27, 2019	-	-	-	245,868
October 28, 2019 November 24, 2019	-	-	-	245,868
November 25, 2019 December 29, 2019	13,709	$71.90	13,709	232,159
Total	13,709	-	13,709	232,159

(A)	Represents the Company’s fiscal periods during the quarter ended December 29, 2019.
(B)	Shares purchased in a privately negotiated transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective February 7, 2020, the Board declared its quarterly cash dividend of $0.35 per share which is payable on March 6, 2020 to shareholders of record as of the close of business on February 24, 2020.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 29, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 7, 2020	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2020	By:	/s/ Ronald G. DeVos
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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 29, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*Filed herewith.