Form 10-K
period 2020-03-29
NATHANS FAMOUS INC
filed 2020-06-12
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2020

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

     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 27, 2019 - was approximately $205,542,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 5, 2020, there were outstanding 4,114,711 shares of Common Stock, par value $.01 per share.

     DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the conclusion of Nathan Famous, Inc.’s fiscal year ended March 29, 2020.

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

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp. References to the fiscal 2020 period mean the fiscal year ended March 29, 2020 and references to the fiscal 2019 period mean the fiscal year ended March 31, 2019. In addition, references to the “Notes”, “2025 Notes” or the “2025 Senior Secured Notes” refer to the $150,000,000 6.625% Senior Secured Notes due 2025 and references to the “2020 Notes” or the “2020 Senior Secured Notes” refer to the $135,000,000 10.000% Senior Secured Notes which were redeemed on November 16, 2017.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 78,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in eleven foreign territories and countries. The Company considers itself to be in the foodservice industry, and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausage and corned beef products, frozen French fries and additional products through retail grocery channels and club stores throughout the United States. As of March 29, 2020, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 64,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

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

Our brand is widely recognized by virtue of our long history and broad geographic footprint, which allows us to enjoy high consumer awareness in the United States and abroad and the ability to grow in markets and channels where the brand is known but has not yet achieved optimal market penetration. We believe that our highly visible brand and reputation for high quality products have allowed us to expand our food offerings beyond our signature hot dogs and command a price premium across our portfolio of products. Over time, we have expanded menu options so that our Company-owned restaurants and franchisees can supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices. We have also developed a portfolio of licensed products for sale at retail and grocery locations. In response to the COVID-19 pandemic, we implemented a new method of distributing our products through the use of “ghost kitchens”, whereby well-known restaurants will have the ability to market Nathan’s products for pick-up or in the form of meal kits for at home preparation. We seek to maintain the same quality standard with each of our supplemental menu items and licensed products as we do with our core hot dog and French fries menu. We intend to continue to leverage our highly recognized global brand and iconic products to introduce new products into our existing distribution network, open new points of distribution and grow our overall sales. We believe that there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

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

●

expanding the number of domestic franchised Nathan’s Famous restaurant units through the opening of new and innovative types of locations, including the Branded Menu Program, as well as continuing to develop master franchising programs in foreign countries; and

●	continuing to profitably operate our iconic Company-owned restaurants, and opportunistically seek to invest in Company-owned restaurant expansion.

During fiscal 2020, we sought to re-invigorate restaurant operations of both our Company-owned and franchised restaurants which has led to a reduction in the number of franchised restaurants both domestically and internationally.

As of March 29, 2020:

●	our Nathan’s Famous restaurant system consisted of 216 franchised units and four Company-owned units (including one seasonal unit) located in 21 states and nine foreign countries;

●

our Nathan’s Famous Branded Product Program distributes our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the US Virgin Islands, Guam and Mexico;

●	Nathan’s Famous packaged hot dogs and other products were offered for sale within approximately 64,000 supermarkets and club stores in all 50 states.

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

Restaurant Operations

Since the implementation of “stay-at-home” and dining room closure orders in mid-March, 2020 due to the rapidly evolving COVID-19 outbreak, operations at our Company-owned restaurants and our franchisees' restaurants have been disrupted. Three of our four Company-owned restaurants have been open and only offering food through take-out and delivery as we are prohibited from offering dine-in seating and service at our restaurants. Our seasonal location on the Coney Island Boardwalk opened on May 15, 2020, observing the same cautions and restrictions. The majority of our franchised locations have been temporarily closed due to their locations in venues that are closed (such as shopping malls and movie theaters) or venues operating at significantly reduced traffic (such as airports and highway travel plazas). Such closures and disruptions have materially impacted revenues at our Company-owned restaurants with significant declines since the middle of March 2020, as compared to the same period last year. We are principally focused on the well-being and safety of our guests, franchisees, restaurant associates and all other employees. Since the situation around the COVID-19 virus is constantly changing, we may implement additional measures to ensure the safety of our team members and guests over time.

Currently, our restaurant operations are comprised of 31 Nathan’s Famous restaurants, which have been co-branded with Arthur Treacher’s or Kenny Rogers Roasters menu items in 30 and one unit, respectively.

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

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: char-grilled hamburgers, crispy chicken tenders, crispy chicken and char-grilled chicken sandwiches, Philly cheese steaks, selected seafood items, a breakfast menu and assorted desserts and snacks. We have historically used the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. While the number of supplemental menu items carried varies with the size of the unit, the specific supplemental menus chosen are tailored to local food preferences and market conditions. Each supplemental menu option consists of a number of variations; for example, the hamburger menu may include char-grilled bacon cheeseburgers, double-burgers and super cheeseburgers. We seek to maintain the same quality standard with each of Nathan’s supplemental menus as we do with Nathans’ core hot dog and French fries menu. Thus, for example, hamburgers and sandwiches are prepared to order and not pre-wrapped or kept warm under lights. Nathan’s also has a “Kids Meal” program in which various menu alternatives are combined with toys designed to appeal to the children’s market. Soft drinks, iced tea, coffee and old fashioned lemonade and orangeade are also offered. The Company continually evaluates new products. In the course of its evaluations, the Company seeks to respond to changing consumer trends and preferences. A key strategy of the restaurant re-invigoration throughout fiscal 2020 was to significantly improve the quality of our menu. We have introduced a number of new items, including fresh 6 oz. hamburgers, Pat LaFreida pastrami, shakes and a new line of chicken products.

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

Franchise Operations

At March 29, 2020, our Nathan’s franchise system, including our Branded Menu Program, consisted of 216 units operating in 21 states and nine foreign countries.

Our franchise system includes among its 60 franchisees such well-known companies as HMS Host, Gourmet Dining Services, Inc., CulinArt, National Amusements, Inc., Hershey Entertainment & Resorts Company, and Bruster’s Real Ice Cream. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During the fiscal 2020 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 29, 2020, HMS Host operated 11 franchised outlets, including three units at airports, seven units within highway travel plazas and one unit within a mall. Additionally, at March 29, 2020, (i) HMS Host operated approximately 47 locations featuring Nathan’s products pursuant to our Branded Product Program, (ii) 23 mobile carts were registered to operate in New York, NY, and (iii) 15 Bruster’s Real Ice Cream shops were selling Nathan’s products under our Branded Menu Program.

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

We provide numerous support services to our Nathan’s Famous franchisees. We assist in and approve all site selections. Thereafter, we provide architectural plans suitable for restaurants of varying sizes and configurations for use in food court, in-line and free-standing locations. We also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the restaurant design and location selected by the franchisee. We typically do not sell food, equipment or supplies to our standard franchisees.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal 2020 period, franchisees opened 16 new Nathan’s Famous franchised units in the United States (including three Branded Menu Program units), and five units internationally.

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

Nathan’s Branded Menu Program

Our Nathan’s Famous Branded Menu Program enables qualified foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, and a limited menu of other Nathan’s products. Under the Branded Menu Program, the operator may use the Nathan’s Famous trademarks on signage and as part of its menu boards. Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials. Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program. The operator provides Nathan’s with a fee and is required to sign a 10-year agreement. Nathan’s does not collect a royalty based on the operator’s sales and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. Instead, the Branded Menu Program operator is required to purchase products from Nathan’s approved distributors and we earn our royalties from such purchases.

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

As of March 29, 2020, Arthur Treacher’s, as a co-brand, was included within 30 Nathan’s Famous restaurants. Our primary intention was to continue including co-branded Arthur Treacher’s operations within our Nathan’s Famous restaurants and explore alternative distribution channels for Arthur Treacher’s products. We may seek to expand the opportunity for an Arthur Treacher’s Branded Menu Program in the future. Currently we operate six Arthur Treacher’s BMP locations.

Kenny Rogers Roasters

We have the right to use the Kenny Rogers Roasters trademarks for the continued sale of the Kenny Rogers Roasters products in the Nathan’s Famous restaurants existing at April 23, 2008, where the Kenny Rogers products had already been introduced. As of March 29, 2020, the Kenny Rogers brand was being sold within one Nathan’s restaurant.

Company-owned Nathan’s Restaurant Operations

As of March 29, 2020, we operated four Company-owned Nathan’s units, including one seasonal location, in New York. Three of our four Company-owned restaurants have been open with limited operations resulting from restrictions due to the COVID-19 pandemic. Our seasonal location on the Coney Island Boardwalk opened on May 15, 2020, observing the same cautions and restrictions. Since 2012, we have invested significantly in our Company-owned restaurants. In March 2012, we relocated our seasonal Coney Island Boardwalk restaurant to a more prominent location. Our Coney Island flagship location was rebuilt and re-opened on May 20, 2013 after suffering severe damage as a result of Superstorm Sandy on October 29, 2012. Our Yonkers location was down-sized, relocated and re-opened on November 18, 2013 pursuant to its new lease, and our Oceanside restaurant was also relocated and downsized and re-opened on March 25, 2015. Three of our Company-owned restaurants range in size from approximately 2,650 square feet to 10,000 square feet and have seating to accommodate between 60 and 125 customers. These restaurants are open seven days a week on a year-round basis and are designed to appeal to consumers of all ages. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards. We completed the sale of the Company-owned restaurant, including the real estate, in Bay Ridge, Brooklyn, NY in October 2018. The Company continued operating the restaurant under a Surrender Agreement with the purchaser until January 2019.

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

International Development

As of March 29, 2020, Nathan’s Famous franchisees operated 27 units in nine foreign countries.

During fiscal 2020 our franchisees opened five new units internationally. Our existing franchisees opened one unit each in Australia, the United Kingdom, Kazakhstan, Panama and the Dominican Republic.

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

Following is a summary of our international operations for the fiscal years ended March 29, 2020 and March 31, 2019: See Item 1A-“Risk Factors.”

	March 29,	March 31,
	2020	2019
Total revenue	$4,872,000	$3,978,000
Gross profit (a)	$1,962,000	$1,403,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 29, 2020 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Arizona	-	1	1
California	-	1	1
Connecticut	-	5	5
Florida	-	21	21
Georgia	-	7	7
Illinois	-	1	1
Kentucky	-	3	3
Maryland	-	3	3
Massachusetts	-	6	6
Missouri	-	1	1
Nevada	-	9	9
New Jersey	-	24	24
New York	4	82	86
North Carolina	-	2	2
Ohio	-	3	3
Pennsylvania	-	9	9
Rhode Island	-	2	2
South Carolina	-	5	5
Texas	-	1	1
Virginia	-	2	2
West Virginia	-	1	1
Domestic Subtotal	4	189	193

International Locations	Company	Franchise (1)	Total (1)

Dominican Republic	-	6	6
Egypt	-	1	1
Jamaica	-	2	2
Kazakhstan	-	4	4
Malaysia	-	4	4
Panama	-	4	4
Philippines	-	3	3
Spain	-	1	1
United Kingdom	-	2	2
International Subtotal	-	27	27
Grand Total	4	216	220

(1)	Amounts include 94 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program are excluded.

Branded Product Program

Since the onset of the COVID-19 outbreak and implementation of “stay-at-home” and dining room closure orders in mid-March, 2020, operations at many of our Branded Product Program accounts have been severely hampered as many of our customers operate in venues that are currently closed and may be slow to reopen, such as professional sports venues, amusement parks, shopping malls and movie theaters.

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

As of March 29, 2020, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. During the fiscal 2020 period, we continued to open many new locations offering Nathan’s branded products. Pursuant to the Branded Product Program, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Hot Dog On A Stick, Johnny Rockets, national movie theater chains such as Regal Entertainment and National Amusements, casino hotels such as Foxwoods Casino in Connecticut, the Grand Casino in Minnesota and convenience store chains such as Race Trac, Holiday Station stores, and the Cinemex movie chain in Mexico. The Branded Products Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs now being served in stadiums and arenas that host the New York Yankees, New York Mets, Brooklyn Nets, New York Islanders, Dallas Cowboys, Miami Marlins, Colorado Rockies and Green Bay Packers.

Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of foodservice outlets and venues, including airports, highway travel plazas, colleges and universities, gas and convenience stores, military installations and Veteran’s Administration hospitals throughout the United States.

Once business as usual can resume, Nathan’s expects to continue to seek out and evaluate a variety of alternative environments designed to maximize the value of our Branded Product Program.

Expansion Program

We expect that our retail licensing program will resume its growth once the COVID-19 crisis subsides, centered around our licensing program with John Morrell & Co. John Morrell & Co. brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing attractive new products. As a result of our partnership with John Morrell & Co., we expect Nathan’s Famous products to resume penetrating the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. John Morrell & Co. expects to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support of the Hot Dog Eating Contest.

We expect to resume the growth of our Branded Product Program once the COVID-19 crisis subsides, through the addition of new points of sale. We believe that the flexible design of the Branded Product Program makes it well-suited for sales to all segments of the broad foodservice industry. We intend to keep targeting sales to a broad line of food distributors, which we believe complements our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

We will seek to market our franchise restaurant program to large, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

We also expect to re-commence opening Nathan’s Famous franchised units once the COVID-19 crisis subsides, expanding product distribution through various means such as branded products and retail licensing arrangements, developing master franchising programs in foreign countries both within our restaurant system and as a separate Branded Menu Program. We may selectively consider opening new Company-owned Nathan’s units on an opportunistic basis. We may consider new opportunities in both traditional and captive market settings.

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

Co-branding

We believe that there is a continuing opportunity for co-branding of our restaurant concept and/or menu items with other restaurant concepts, as well as within our restaurant system as new franchise opportunities are developed. Franchisees that have co-branded a Nathan’s Famous restaurant with our other brands received a then-current Uniform Franchise Offering Circular (“UFOC”) or Franchise Disclosure Document (“FDD”) and executed a participation agreement as a rider to their franchise agreement. We initially implemented our co-branding strategy within the Nathan’s Famous restaurant system by adding the Arthur Treacher’s and Kenny Rogers Roasters brands into Nathan’s Famous restaurants. Upon the sale of Kenny Rogers Roasters in April 2008, we discontinued co-branding that brand within new restaurants in the Nathan’s Famous system. We continue to support our co-branded Arthur Treacher’s franchisees.

Licensing Program

Pursuant to an Agreement expiring in March 2032, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. Nathan’s earned royalties of approximately $22,307,000 in fiscal 2020 and $19,733,000 in fiscal 2019 representing 21.6% and 19.4% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with John Morrell & Co., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Since 2002, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,373,000 and $1,538,000 during the fiscal 2020 and 2019 period, respectively.  The majority of these royalties were earned from one company.  As of March 29, 2020 packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in approximately 64,000 supermarkets, mass merchandisers and club stores including Kroger, Publix, ShopRite, Walmart, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from this agreement were approximately 91.6% of our fiscal 2020 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties. During fiscal 2020 and 2019, we earned $1,102,000 and $1,091,000, respectively, from this license. Through this agreement, we control the manufacture of all Nathan’s hot dogs.

During fiscal 2020, our licensee Lamb Weston, Inc., continued to produce and distribute Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 36 states, primarily on the East Coast and in the South-West and West Coast during fiscal 2020. During fiscal 2020 and 2019, we earned royalties of $719,000 and $586,000, respectively, under this agreement. For the contract year ended in July 2019, we earned royalties of $203,000 in excess of the annual minimum. Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Mid-West. Lamb Weston, Inc. exercised its third option to extend the license agreement through July 2023, pursuant to which the minimum royalties will increase 4% annually.

During fiscal 2020, we transferred the license to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores to an existing licensee. Royalties earned under their agreements were approximately $10,000 during fiscal 2020 and $271,000 during fiscal 2019.

We also have licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned from all of these products were approximately $341,000 during fiscal 2020 and $328,000 during fiscal 2019.

Effective May 14, 2019 Inventure Foods, Inc., pursuant to the terms of the license agreement, exercised its right to terminate the agreement for the manufacture and sale of Nathan’s branded potato chips and other salty snack products. No royalties were earned under this agreement during the fiscal 2020 period and approximately $68,000 were earned during fiscal 2019.

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

During fiscal 2020 McCain Foods USA provided approximately 12% of our frozen crinkle-cut French fries. Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high quality items at competitive prices.

We currently utilize a cooperative distribution system pursuant to an agreement with UniPro Foodservice, Inc., the Multi-Unit Group, which is comprised of institutional food and non-food distributors organized to procure, distribute and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. The initial term of the agreement is for five (5) years, through November 15, 2022 and continuing for two successive one year renewal periods upon mutual consent. Our former distribution agreement with US Foodservice, Inc. expired on July 31, 2018. We believe this new arrangement allows for more flexibility in expanding into new markets throughout the U.S., as well as proves to be more cost efficient for our current franchisees. The strategic distribution partners under this new agreement include: DiCarlo Distributors, Inc., Tapia Brothers Co., Cheney Brothers, Inc., Feesers, Inc., Lipari Foods, LLC and Chain Distribution Services LLC. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / PFG, McLane and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, and within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we seek to grow existing markets and expand in new markets. The Nathan’s Famous brand continues to enjoy tremendous exposure and awareness from our Nathan’s Hot Dog Eating Contests. In 2019, we held regional contests in certain Major League Baseball stadiums, such as Marlins Park, Miami, FL, Coors Field, Denver, CO, the Great American Ballpark, Cincinnati, Ohio, Busch Stadium, St. Louis, MO, as well as in theme parks and fairs throughout the U.S. In 2020 due to the Coronavirus COVID-19, pandemic, all scheduled preliminary contests have been canceled. It is currently our desire to host our annual Hot Dog Eating Contest on July 4th, 2020 which would be broadcast on ESPN. We are currently seeking to determine the safest way in which to hold the contest. We expect to be able to first host the women’s contest and then the men’s contest whereby the top ranked five men and top ranked five women would compete. ESPN has aired our July 4th Hoy Dog Eating Championship Contest since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are currently sold at Nathan’s concession stands and as menu items that are served in suites and throughout premium seating areas. Nathans’ current sports sponsorships include:

●	Professional Baseball: Yankee Stadium – New York Yankees, Citi Field – New York Mets; Marlins Park – Miami Marlins; Coors Field – Colorado Rockies; and

●	Professional Basketball and Hockey: The Barclays Center – Brooklyn Nets and NY Islanders; the Nassau Veteran’s Memorial Coliseum; and

●	Professional Football: AT&T Stadium – Dallas Cowboys; Lambeau Field – Green Bay Packers.

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund are to be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2020. Vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

Throughout fiscal 2020, Nathan’s primary restaurant marketing emphasis focused on system-wide limited time promotional offerings delivering menu variety to our customers. Those limited time offers worked in conjunction with local store marketing efforts supporting restaurants on a case by case basis. We anticipate these efforts and tactics to support the restaurant system will continue in fiscal 2021.

Nathan’s marketing efforts also include the use of free-standing inserts (“FSIs”) delivering a menu variety branded message, as well as money-saving coupons. FSIs are dropped in newspapers surrounding clusters of Nathan’s restaurants in the tri-state area and in Florida. Our FSIs cost effectively target nearly 6 million households per drop, immediately generating traffic in our restaurants.

From a media point of view, Nathan’s marketing efforts include employing an “always on” social media strategy to support the brand and franchise operations through our centralized brand presence. The social media objectives include increasing our reach among our core customer base, while building awareness and community of the engaged younger generation. Another objective of our social media efforts includes driving foot traffic and sales through geo-targeting restaurant campaigns.

The objective of our Branded Product Program has historically been to seek to provide our foodservice operator customers with value-added, high quality products supported with meaningful point of sale materials and other forms of operational support.

During fiscal 2020, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, and regional, local distributor trade events. We have also advertised our products in distributor and trade periodicals and initiated distributor sales incentive contests.   Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During the fiscal year ending March 28, 2021 (“fiscal 2021”), we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We are currently continuing the process of upgrading our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Twitter.

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

In 2020, various governmental bodies in the US have addressed the spread of the novel coronavirus (“COVID-19”) by imposing limitations on business operations or recommending that residents adopt stringent “social distancing” measures. Those formal and informal restraints, as well as consumer behavior and other factors (such as supply chain issues) may have a material impact on our ability to operate our business at least while those restrictions are in effect, which may possibly have a longer-term impact on our business and the demand for our products and restaurant services.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and rules promulgated thereunder by the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market have imposed substantial regulations and disclosure requirements in the areas of corporate governance (including director independence, director selection and audit, corporate governance and compensation committee responsibilities), equity compensation plans, auditor independence, pre-approval of auditor fees and services and disclosure and internal control procedures. We are committed to industry best practices in these areas.

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Rule and state franchise laws.

Employees

At March 29, 2020, we had 120 employees, 43 of whom were corporate management and administrative employees, 18 of whom were restaurant managers and 59 of whom were hourly full-time and part-time foodservice employees. We generally employ approximately 300-400 seasonal employees during the summer months. Foodservice employees at two Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2020. Employees at a third location are represented by the same union pursuant to a different agreement that expires November 30, 2022. We consider our employee relations to be good and have not suffered any strike or work stoppage for more than 46 years.

We provide a training program for managers and assistant managers of our Company-owned and new franchised restaurants. Hourly food workers are trained on site by managers and crew trainers following Company practices and procedures outlined in our operating manuals.

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, SINCE 1916 NATHAN’S FAMOUS, INC. and design, THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design, SINCE 1916 NATHAN’S FAMOUS THIS IS THE ORIGINAL, THE ORIGINAL NATHAN’S FAMOUS, THE ORIGINAL NATHAN’S FAMOUS 100TH ANNIVERSARY and design in color, SINCE 1916 NATHAN’S FAMOUS and hot dog design in color, SINCE 1916 NATHAN’S FAMOUS and hot dog, fries and drink design in color, and NATHAN’S FAMOUS EXPRESS within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in 80 international jurisdictions, including Canada and China.  We also hold various package design registrations and other related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, and MORE THAN JUST THE BEST HOT DOG! and design, for restaurant services and some food items.

We hold trademark and/or service mark registrations for the marks ARTHUR TREACHER’S (stylized), ARTHUR TREACHER’S FISH & CHIPS (stylized), KRUNCH PUP and ORIGINAL within the United States.  We hold service mark registrations for ARTHUR TREACHER’S in China and Japan. We also hold service mark registrations for ARTHUR TREACHER’S FISH & CHIPS in Canada, ARTHUR TREACHER’S FISH & CHIPS and design in Canada and Mexico, and ARTHUR TREACHER’S FISH & CHIPS and design in Colombia, Costa Rica, Kuwait, Malaysia, Singapore and the United Arab Emirates.

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

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned locations, principally at Coney Island, and franchised restaurants from which franchise royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period. As a result of the COVID-19 pandemic, we are unable to predict the magnitude of the seasonal affect of summer 2020 on fiscal 2021 results. Routine seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised Nathan’s restaurants, which is principally the Northeast. Additionally, revenues from our Branded Product Program and retail licensing program generally follow similar seasonal fluctuations, although not to the same degree. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

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

Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.

             Pandemics or disease outbreaks such as the current novel coronavirus (COVID-19 virus) pandemic, have and may continue to impact customer traffic at company-owned and franchised restaurants, may make it more difficult to staff our company-owned and restaurants of our franchisees, may affect sales and profits from our Branded Product Program as many of our customers operate in venues that are currently closed and may be slow to reopen, such as professional sports venues, amusement parks, shopping malls and movie theaters, and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or continue to cause full and partial closures of our affected company-owned and franchised restaurants, sometimes for prolonged periods of time. The Company and its franchisees have implemented closures, modified hours or reductions in on-site staff, resulting in cancelled shifts for some of the restaurant employees. These changes and any additional changes may materially adversely affect our business or results of operations, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time. In addition, our operations could be disrupted if any of our employees or employees of the Company's franchisees, suppliers and business partners were or are suspected of having COVID-19 or other illnesses since this could require the Company, its franchisees, its suppliers or its business partners to quarantine some or all such employees, close and disinfect restaurant and other facilities or, in the case of our suppliers, delay in delivering the Company's products . If a significant percentage of the Company's workforce or the workforce of our franchisees, our suppliers and business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks (including the current COVID-19 pandemic), the Company's operations may be negatively impacted, potentially materially adversely affecting the Company's business, liquidity, financial condition or results of operations. Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses has caused and could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on restaurant and other guest traffic or the ability to adequately staff restaurants. The Company could also be adversely affected if government authorities continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Currently, several states and municipalities in the U.S. and abroad have temporarily suspended the operation of dining in at restaurants and instituted restrictions on public gatherings in light of COVID-19 which has caused venues such as professional sports venues, amusement parks, shopping malls and movie theaters to close temporarily. Additional regulation or requirements with respect to the compensation of the Company's employees and the employees of our franchisees and business partners could also have an adverse effect on the Company's business. The implementation of such measures and if the virus or other disease continues to spread significantly, the perceived risk of infection or health risk may adversely affect the Company's business, liquidity, financial condition and results of operations.

Our licensing revenue and overall profitability is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.

We earned license royalties from John Morrell of approximately $23,680,000 in fiscal 2020 and approximately $21,271,000 in fiscal 2019 representing 22.9% and 20.9% of total revenues, respectively.  As a result of our agreement with John Morrell, we expect that most of our license revenues will be earned from John Morrell for the foreseeable future.  In addition, the reduction in our adjusted EBITDA (a non-GAAP financial measure (see Reconciliation of GAAP and Non-GAAP measures on page 41 of this report)) from $30.4 million in fiscal 2019 to $30.0 million in fiscal 2020 and income from operations from $28.0 million in fiscal 2019 to $27.2 million in fiscal 2020 was partially mitigated due to the increase in license royalties earned from John Morrell.  While our agreement with John Morrell expires in 2032, John Morrell’s BPP foodservice business is weighted towards one high volume user who has not sold product pursuant to a formal agreement.  Accordingly, in the event that (i) John Morrell or its customers experience financial difficulties, (ii) there is a disruption or termination of the John Morrell Agreement or (iii) there is a significant decrease in our revenue from John Morrell, it would have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our Branded Product Program (“BPP”) revenue is from a small number of BPP accounts. The loss of any one or more of those BPP accounts could harm our profitability and operating results.

For the fiscal 2020 period, approximately 77% of our BPP business is from six accounts, including two accounts each representing approximately 21% of the BPP business, with which we have relatively short-term contracts. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products typically represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors beyond our control. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Beef prices were lower between October 2018 and March 2019 as compared to the period between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.4% higher than the period between October 2018 and March 2019. As such, our market price for hot dogs during our fiscal 2020 period was approximately 6.7% higher than the fiscal 2019 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2021. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef or other food products that we use in our operations significantly increases, or tariffs are imposed, particularly in the BPP, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

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

Our primary manufacturer of our hot dogs, Smithfield Foods, has recently announced the closure of four of its plants due to COVID-19. The only plant closure that has any relationship to our operations is the Sioux Falls, IA plant which has reopened and is increasing its capacity as their workers return to work. A second plant that produces our products in Springdale, OH had never closed, although it has been operating at reduced capacity until the labor force returns to work. In the event the Smithfield Foods plants take longer to reach full capacity, we do not anticipate that the rapidly evolving COVID-19 outbreak will have a material adverse effect on our supply of hot dogs over the next several months.

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

Our earnings and business growth strategy depend in large part on the success of our product licensees and product manufacturers. Our reputation and the reputation of our brand may be harmed by actions taken by our product licensees or product manufacturers that are otherwise outside of our control.

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

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide which over a period of time will increase the minimum wage to $15.00 per hour. The first increase from this law took effect beginning December 31, 2015 and was fully phased in by December 31, 2018 in New York City, where we operate two Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which impacts the labor costs at our two remaining Company-owned restaurants and our franchised restaurants that operate in New York State. The impact of the New York minimum wage increases on our business amounted to a 12.3% average salary increase in 2016 and approximately an 11.0% average salary increase in 2017 for our employees that were affected.  The increases that took effect on December 31, 2017 increased the hourly wage by 11.4% for the employees that were affected in 2018. The increases that took effect on December 31, 2018 increased the hourly wage by 11.1% in New York City and 8.5% elsewhere for the employees that were affected in 2019. We also expect that the increase that took effect on December 31, 2019 will increase the hourly wage by 7.8% outside of New York City for employees that are affected in 2020. On December 31, 2020, the minimum wage will increase by an additional 5.5% to $14.50 per hour. In addition, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Additionally, as a result, we anticipate that our labor costs will continue to increase.  If we are unable to pass on these higher costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition. Our business could be further negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants.

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

Our earnings and business growth strategy depend in large part on the success of our restaurant franchisees and on new restaurant openings. Our corporate reputation or brand reputation may be harmed by actions taken by restaurant franchisees that are otherwise outside of our control.

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

Our future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand our current business or products or that might otherwise offer growth opportunities. In particular, we may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. We have no commitments, agreements or understandings with respect to any of such transactions. In addition, our ability to engage in these transactions may be impacted by the incurrence of debt as a result of the Notes. Any attempt by us to engage in these transactions may expose us to various inherent risks, including:

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

As of March 29, 2020, we and our franchisees (including units operated pursuant to our BMP) operated Nathan’s restaurants in 21 states and nine foreign countries. As of March 29, 2020, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our results of operations in the future.

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

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues such as epidemics or pandemics (including, without limitation, as a result of the COVID-19 pandemic), labor unrest and natural disasters such as earthquakes, hurricanes or other extreme adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could negatively impact consumer spending, thereby reducing demand for our products, or the ability to receive products from suppliers. We do not have insurance policies that insure against certain of these risks. To the extent that we do maintain insurance with respect to some of these risks, our receipt of the proceeds of such policies may be delayed or the proceeds may be insufficient to offset our losses fully.

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

The National Labor Relations Board (NLRB) for several years considered the issue of whether to hold certain franchisors responsible as a “joint employer” of its franchisees’ staff under certain fact patterns. McDonald’s USA LLC and its franchisees were the subject of administrative litigation with the NLRB. That matter was resolved through a settlement in 2019, and in 2020, the NLRB issued a regulation that changed the standard for determining when a party such as Nathan's would be deemed a “joint employer” under the National Labor Relations Act. The new NLRB standard makes it less likely that the NLRB would initiate an action against a company such as us. However, the possibility of administrative action from other agencies, state governments, and in private lawsuits remains alleging that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise. Among other things, a determination that Nathan's and its franchisees are joint employers of one or more franchisees’ staff may make it easier to organize our franchisees’ staff into unions, provide the staff and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a Nathan’s franchised restaurant. A decrease in profitability or the closing of a significant number of franchised restaurants could significantly impact our business (as well as our franchisees’ businesses), and we may also be significantly impacted if the NLRB or a private party successfully brought an action against our company alleging that we are a “joint employer” of our franchisees’ staffs.

In September 2019, California adopted a law known as “AB-5,” which was ostensibly intended to address the relationship between “gig” workers and companies such as “Uber” and “Lyft.” The language of AB-5 is broad enough to raise the possibility that it would apply to the relationship between a franchisor such as Nathan's and its franchisees in California. If AB-5 were applied to the franchisor-franchisee relationship that Nathan's enjoys with its franchisees, that might significantly impact the structure and financial viability of any California franchised or licensed locations.

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

California also adopted a new law to address data privacy. The California Consumer Privacy Act (CCPA) took effect at the beginning of 2020, and imposes stringent data security standards, which might apply more broadly than only within the borders of that state (for example, if a California resident buys products or has them shipped into the state and pays with a credit or debit card). It is still uncertain whether the CCPA will have a material impact on our operation or that of our franchisees.

In 2020, various governmental bodies in the US have addressed the spread of the novel coronavirus (“COVID-19”) by imposing limitations on business operations or recommending that residents adopt stringent “social distancing” measures. Those formal and informal restraints, as well as consumer behavior and other factors (such as supply chain issues) may have a material impact on our ability to operate our business at least while those restrictions are in effect, which may possibly have a longer-term impact on our business and the demand for our products and restaurant services.

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

We paid our shareholders a special $25.00 per share dividend in 2015 and a special $5.00 per share dividend in January 2018. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. On June 14, 2019, Nathan’s Board of Directors authorized increasing the quarterly dividend to $0.35 per common share.  Through March 29, 2020, the Company declared and paid four regular quarterly dividends of $0.35 per common share. Effective June 12, 2020, the Board of Directors declared its first quarterly cash dividend of $0.35 per share for fiscal year 2021 which is payable on June 26, 2020 to stockholders of record as of the close of business on June 22, 2020. Our declaration and payment of future cash dividends  are subject to the final determination  by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 170 of the Delaware General  Business Corporation Law, (ii) the dividend complies with the terms of the Indenture, and (iii) the payment of dividends remains in our best interests, which determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, the ability to satisfy financial covenants and other factors considered relevant by the Board of Directors. There can be no assurance our Board of Directors will approve the payment of cash dividends in the future or the amount of a cash dividend. Any discontinuance of the payment of a dividend or changes to the amount of a dividend compared to prior dividends could cause our stock price to decline.

The Tax Cuts and Jobs Act of 2017 may increase the after-tax cost of our outstanding indebtedness.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limits our interest expense deduction on our Notes to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, beginning in 2018, a portion of our interest expense in future years may not be deductible, which may increase the after tax cost of any new debt financings as well as the refinancing of our existing debt. We continue to monitor the impact of the nondeductible interest on our operations and capital structure. The Coronavirus Aid, Relief and Economic Security Act of 2020 (“the CARES Act”) has temporarily increased the limitation on interest expense deductibility from 30% to 50% of Adjusted Taxable Income (“ATI”) for the tax years beginning in 2019 and 2020.

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

We have significant indebtedness and debt service obligations. As of March 29, 2020, we had total outstanding indebtedness of $150.0 million which is due in 2025. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Notes and our other debt.

As of March 29, 2020, we had $150.0 million of outstanding indebtedness under the Notes. Our substantial indebtedness could have important consequences to you. For example, it could:

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

At March 29, 2020, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	November 2028	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2023	3,500

(a)	Seasonal satellite location.

At March 29, 2020, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,622,000 in fiscal 2020.

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

Dividend Policy

Historically, Nathan’s has not paid or declared any regular dividends on our common stock since our initial public offering in 1993. However, we have paid two Special Dividends, a $5.00 per share Special Dividend in January 2018 and a $25.00 per share Special Dividend in March 2015. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. Through March 31, 2019, the Company declared and paid four quarterly dividends of $0.25 per common share. Through March 29, 2020, the Company declared and paid four regular quarterly dividends of $0.35 per common share.

Our ability to pay future dividends is limited by the terms of an indenture, dated November 1, 2017, between the Company, certain of its wholly-owned subsidiaries, as guarantors and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”).  It has been the Board of Directors’ policy to return capital to our shareholders primarily through the purchase of stock pursuant to our stock buyback programs.  Effective June 12, 2020, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2021 which is payable on June 26, 2020 to stockholders of record as of the close of business on June 22, 2020.

 In addition to the terms of the Indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements and there can be no assurance that we will declare and pay any dividends subsequent to the June 26, 2020 dividend.

Shareholders

As of June 5, 2020, we had approximately 392 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

For the fiscal year ended March 29, 2020, the Company repurchased 85,642 shares of its common stock at a cost of $4,966,000.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 30, 2019 Jan. 26, 2020	-	-	-	232,159
Jan. 27, 2020 Feb. 23, 2020	-	-	-	232,159
Feb 24, 2020 Mar. 29, 2020 (a)	71,933	$55.3063	71,933	160,226
Total	71,933	$55.3063	71,933	160,226

(a)	The Company purchased 50,918 shares of its common stock pursuant to a 10b5-1 Plan adopted March 13, 2020.

Since the commencement of the Company’s stock buyback program in September 2001 through March 29, 2020, Nathan’s has purchased a total of 5,227,405 shares of common stock at a cost of approximately $83,269,000 under all of its stock repurchase programs and two modified Dutch Auction tender offers.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 29, 2020, Nathan’s had repurchased 1,039,774 shares at a cost of $35,606,850 under the sixth stock repurchase plan. At March 29, 2020, there were 160,226 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which will expire on the earlier of (a) August 12, 2020 or (b) the earlier of when (i) the aggregate purchase price of all shares of common stock purchased under the 10b5-1 Plan equals $5.55 million and (ii) the aggregate purchases under the 10b5-1 Plan equal 100,000 shares unless terminated earlier by the Company’s Board of Directors.

Subsequent to March 29, 2020 the Company repurchased an additional 26,676 shares at a cost of $1,502,000 through June 5, 2020 pursuant to the 10b5-1 Plan.

Item 6.	Selected Financial Data.

	Fiscal years ended (1)
	March 29, 2020	March 31, 2019	March 25, 2018	March 26, 2017	March 27, 2016
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenues:
Sales	$70,559	$71,561	$76,708	$70,820	$75,590
License royalties	25,859	23,615	23,020	20,368	19,815
Franchise fees and royalties	4,572	4,171	4,473	5,068	5,044
Advertising fund revenue (2)	2,335	2,502	-	-	-
Total revenues	103,325	101,849	104,201	96,256	100,449

Costs and Expenses:
Cost of sales	54,488	52,779	58,752	51,634	57,557
Restaurant operating expenses	3,476	3,525	3,506	3,386	3,557
Depreciation and amortization	1,233	1,212	1,352	1,297	1,255
General and administrative expenses	14,779	13,851	13,491	13,659	13,117
Advertising fund expense (2)	2,177	2,506	-	-	-
Total costs and expenses	76,153	73,873	77,101	69,976	75,486

Income from operations	27,172	27,976	27,100	26,280	24,963

Interest expense	(10,601)	(10,792)	(13,591)	(14,665)	(14,630)
Gain on sale of property and equipment	-	11,177	-	-	-
Loss on debt extinguishment	-	-	(8,872)	-	-
Impairment charge long-lived assets	-	-	(790)	-	-
Interest and other income, net	1,443	1,049	265	189	151
Impairment charge long-term investment	-	-	-	-	(100)
Income before provision for income taxes	18,014	29,410	4,112	11,804	10,384
Provision for income taxes	4,579	7,917	1,482	4,319	4,288
Net income	$13,435	$21,493	$2,630	$7,485	$6,096

Income per share:
Basic	$3.19	$5.13	$0.63	$1.79	$1.38
Diluted	$3.19	$5.09	$0.62	$1.78	$1.37

Dividends paid per share	$1.40	$1.00	$5.00	$-	$-
Dividends paid	$5,912	$4,187	$20,948	$-	$-

Weighted average shares used in computing net income per share
Basic	4,216	4,187	4,181	4,172	4,430
Diluted	4,216	4,220	4,221	4,206	4,463

Balance Sheet Data at End of Fiscal Year:
Working capital	$75,165	$72,237	$53,702	$56,763	$49,779
Total assets	$105,282	$94,306	$80,091	$78,125	$71,549
Long-term debt, net (3)	$146,140	$145,449	$144,758	$131,475	$130,266
Stockholders’ deficit	$(66,401)	$(70,144)	$(84,568)	$(66,491)	$(72,336)

Supplemental Non-GAAP information (4):
EBITDA (5)	$29,848	$41,414	$19,055	$27,766	$26,269
Adjusted EBITDA (6)	$29,964	$30,399	$29,115	$28,348	$27,155

Selected Restaurant Operating Data:
Company-owned restaurant sales	$12,973	$13,601	$14,085	$14,646	$16,222

Number of Units Open at End of Fiscal Year:
Company-owned restaurants	4	4	5	5	5
Franchised	216	255	276	279	259

Notes to Selected Financial Data

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal year ended March 29, 2020 was on the basis of a 52-week reporting period. The fiscal year ended March 31, 2019 was on the basis of a 53-week reporting period. The fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 were each on the basis of a 52-week reporting period.

(2)

Upon adoption of Topic 606 in fiscal 2019, the Company was required to include revenues and expenses of its Advertising Fund as a component of the Company’s Consolidated Statement of Earnings. Previously, these activities were reported on the Company’s Consolidated Balance Sheet.

(3)

Represents $150.0 million outstanding debt net of unamortized debt issuance costs of $3,860, $4,551 and $5,242 at March 29, 2020, March 31, 2019 and March 25, 2018, respectively; and $135.0 million outstanding debt net of unamortized debt issuance costs of $3,525 and $4,734 at March 26, 2017 and March 27, 2016, respectively.

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

(6)

Adjusted EBITDA represents EBITDA adjusted for the reversal of (i) gain on sale of property and equipment; (ii) loss on debt extinguishment; (iii) impairment charge on long-lived assets; (iv) share-based compensation; (v) impairment charge on long-term investment in fiscal 2016; (vi) amortization of bond premium on available-for-sale investments in fiscal 2016.

Reconciliation of GAAP and Non-GAAP Measures

The following is provided to supplement certain Non-GAAP financial measures discussed in Item 6. Selected Financial Data.

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA which excludes (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA excluding (i) gain on sale of property and equipment; (ii) loss on debt extinguishment; (iii) impairment charge on long-lived assets; (iv) share-based compensation; (v) impairment charge on long-term investment in fiscal 2016; (vi) amortization of bond premium on available-for-sale investments in fiscal 2016 that the Company believes will impact the comparability of its results of operations.

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

	Fiscal Year (1)

(In thousands)	2020	2019	2018	2017	2016

Net income	$13,435	$21,493	$2,630	$7,485	$6,096
Interest expense	10,601	10,792	13,591	14,665	14,630
Income taxes	4,579	7,917	1,482	4,319	4,288
Depreciation & amortization	1,233	1,212	1,352	1,297	1,255

EBITDA	29,848	41,414	19,055	27,766	26,269

Gain on sale of property and equipment	-	(11,177)	-	-	-
Loss on debt extinguishment	-	-	8,872	-	-
Impairment charge long-lived assets	-	-	790	-	-
Share-based compensation	116	162	398	582	722
Impairment charge long-term investment	-	-	-	-	100
Amortization of bond premium	-	-	-	-	64

ADJUSTED EBITDA	$29,964	$30,399	$29,115	$28,348	$27,155

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal year ended March 29, 2020 was on the basis of a 52-week reporting period. The fiscal year ended March 31, 2019 was on the basis of a 53-week reporting period. The fiscal years ended March 25, 2018, March 26, 2017 and March 27, 2016 were each on the basis of a 52-week reporting period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Since the rapidly evolving COVID-19 outbreak and the implementation of “stay-at-home” and dining room closure orders in mid-March 2020, operations at our Company-owned restaurants and our franchisees' restaurants have been disrupted. As of March 29, 2020, three of our four Company-owned restaurants are currently open, and those three Company-owned restaurants are only offering food through take-out and delivery as we are prohibited from offering dine-in seating and service at our restaurants resulting from restrictions due to the COVID-19 pandemic. Our seasonal location on the Coney Island Boardwalk opened on May 15, 2020, observing the same cautions and restrictions.

The majority of our franchised locations have been temporarily closed due to their locations in venues that are closed (such as shopping malls and movie theaters) or venues operating at significantly reduced traffic (such as airports and highway travel plazas). Such closures and disruptions have materially impacted revenues at our Company-owned restaurants with significant declines since the middle of March 2020, as compared to the same period last year. Although franchisees are beginning to slowly re-open, we expect that franchised locations and the royalty revenue we receive from our franchisees will be negatively impacted. We are principally focused on the well-being and safety of our guests, franchisees, restaurant associates and all other employees. Since the situation around the COVID-19 virus is constantly changing, we may implement additional measures to ensure the safety of our team members and guests over time. We also expect to realize declines in sales and profits from our Branded Product Program during this period as many of our customers operate in venues that are currently closed and may be slow to reopen, such as professional sports venues, amusement parks, shopping malls and movie theaters. During March 2020, royalties from license agreements were significantly higher than March 2019 due to significantly higher sales of consumer-packaged goods through grocery channels. During the continuation of shut-down regulations in response to COVID-19, we currently expect similar results although there can be assurance that this will continue to occur during such time.

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

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 29, 2020, March 31, 2019, March 25, 2018, March 26, 2017 and March 27, 2016.

	March 29, 2020	March 31, 2019	March 25, 2018	March 26, 2017	March 27, 2016
Franchised restaurants operating at the beginning of the period	255	276	279	259	296
Franchised restaurants opened during the period	16	13	40	53	56
Franchised restaurants closed during the period	(55)	(34)	(43)	(33)	(93)
Franchised restaurants operating at the end of the period	216	255	276	279	259

At March 29, 2020, our franchise system consisted of 216 Nathan’s franchised units located in 21 states, and nine foreign countries. We also operate four Company-owned Nathan’s units, including one seasonal location, within the New York metropolitan area.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 29, 2020, our future results could be impacted by many developments. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results are substantially dependent on our agreement with John Morrell & Co. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers, and (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis, as well as the risks described under “Risk Factors - - Our licensing revenue and overall profitability is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.”

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

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. During the fiscal year ended March 29, 2020, the Company made its required semi-annual interest payments of $4,968,750 on May 1, 2019 and November 1, 2019. On May 1, 2020, the Company paid its semi-annual interest payment.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10 million of the 2025 Notes by the Company (at par or better) from time to time. There is no set time limit on the repurchases.

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

Our future results could also be impacted by our interest obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s expects to incur interest expense of $9,937,500 per annum and annual amortization of debt issuance costs of approximately $691,000. The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 29, 2020, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10 million of the 2025 Notes by the Company (at par or better) from time to time. There is no set time limit on the repurchases.

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

Under Legacy GAAP, international development fees were recognized, net of direct expenses, upon the opening of the first restaurant within the territory. Under the adoption of Topic 606, the Company determined that the services provided in exchange for these international development fees do not contain separate and distinct performance obligations from the franchise right and as of March 26, 2018, international development fees, shall be recognized over the term of each respective agreement. Certain other costs, such as legal expenses, shall be expensed as incurred.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95,000 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,269,000 in connection with Arthur Treacher’s. As of March 29, 2020 and March 31, 2019, the Company performed its annual impairment of goodwill and has determined that no impairment is deemed to exist. At March 31, 2019, the Company’s intangible asset had a carrying amount of $1,353,000 for the trademarks, trade names and other intellectual property in connection with Arthur Treacher’s.

During the fiscal year ended March 29, 2020, the Company subsequently determined its indefinite-lived intangible asset to have a finite useful life based on the expected future use of this intangible asset.  Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is twelve years and the intangible asset is subject to annual amortization.  The Company has recorded amortization expense of $84,000 for the fiscal year ending March 29, 2020.We conducted our annual impairment tests and no goodwill or other intangible assets were determined to be impaired during the fiscal years ended March 29, 2020 and March 31, 2019.

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

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed impaired during the fiscal years ended March 29, 2020 and March 31, 2019.

Stock-Based Compensation

As discussed in Note M.2 of the Notes to Consolidated Financial Statements, we have one active share-based compensation plan that provides stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock. We consider the following factors in determining the value of stock-based compensation:

(a)	expected option term based upon expected termination behavior;
(b)	volatility based upon historical price changes of the Company’s common stock over a period equal to the expected life of the option;
(c)	expected dividend yield; and
(d)	risk free interest rate on date of grant

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

Adoption of New Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on leases, Topic 842, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases. The Company adopted the new guidance at the beginning of the fiscal year ended March 29, 2020 using the effective date of April 1, 2019 as the date of initial application; therefore, the comparative period has not been adjusted and continues to be reported under the previous lease guidance.

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

The effects of the changes made to the Company's consolidated balance sheet as of April 1, 2019 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at March 31, 2019	Adjustments due to adoption of the new lease guidance	Reclassi-fications	Balance at April 1, 2019
Other Assets
Operating lease assets	-	7,804	-	7,804
Other assets	465	-	31	496

Current Liabilities
Current portion of operating lease liabilities	-	1,162	-	1,162

Long Term Liabilities
Long-term operating lease liabilities	-	7,371	-	7,371
Other liabilities	1,390	(729)	31	692

The adoption of the new guidance is non-cash in nature and had no impact on net cash flows from operating, investing, or financing activities.

Please refer to Footnotes B and L in the accompanying Consolidated Financial Statements for additional information regarding our lease arrangements and the Company's updated lease accounting policies.

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

Results of Operations

Fiscal year ended March 29, 2020 compared to fiscal year ended March 31, 2019

Revenues

Total sales were $70,559,000 for the fifty-two weeks ended March 29, 2020 (“fiscal 2020 period”) as compared to $71,561,000 for the fifty-three weeks ended March 31, 2019 (“fiscal 2019 period”). Foodservice sales from the Branded Product Program were $57,586,000 for the fiscal 2020 period as compared to sales of $57,960,000 for the fiscal 2019 period. Foodservice sales during the 53rd week of fiscal 2019 were $2,090,000. On a comparative 52-week basis, our fiscal 2019 sales would have been approximately $55,870,000. During the 52-week fiscal 2020 period, the volume of business decreased by approximately 2.1% and our average selling prices increased by approximately 0.8% as compared to the 53-week fiscal 2019 period.

During the fiscal 2018 period, we added a new distributor to our distribution network that increased our sales during implementation of the new distributor. In addition to the additional business realized, beginning in the third quarter fiscal 2018, this distributor temporarily provided distribution to a number of significant contract accounts, further increasing their fiscal 2018 purchases. During the first quarter of fiscal 2019, the temporary distribution to our significant contract accounts began reverting back to our traditional methodology, although not fully completed until the second quarter of fiscal 2019. Excluding the effects of the re-distributors’ purchases in both years, we estimate that customer shipments decreased by approximately 1.0% through the second quarter fiscal 2020.

Total Company-owned restaurant sales were $12,973,000 during the fiscal 2020 period compared to $13,601,000 during the fiscal 2019 period. Sales were reduced by $1,188,000 associated with the sale of a restaurant during the fiscal 2019 period. Sales from our Company-owned restaurants during the 53rd week of fiscal 2019 were approximately $142,000.Comparable Company-owned restaurant sales, excluding sales from the restaurant that was sold last year, increased by approximately $560,000 or 4.5% as compared to the comparable period last year.

License royalties were $25,859,000 in the fiscal 2020 period as compared to $23,615,000 in the fiscal 2019 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased to $23,680,000 for the fiscal 2020 period as compared to $21,271,000 for the fiscal 2019 period. The increase at retail is primarily due to higher retail volume of 11.0% and a 2.0% increased average net selling price as compared to the fiscal 2019 period. Additionally, the foodservice business earned lower royalties of $165,000 as compared to the fiscal 2019 period due to a shift in the Sam’s Club business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products declined by $165,000 during the fiscal 2020 period as compared to the fiscal 2019 period primarily due to the transition of our enrobed hot dog products to a new licensee. Licensee sales and royalties, which are reported by our licensees, were not affected by the additional week in fiscal 2019.

Franchise fees and royalties were $4,572,000 in the fiscal 2020 period as compared to $4,171,000 in the fiscal 2019 period. Total royalties were $3,327,000 in the fiscal 2020 period as compared to $3,666,000 in the fiscal 2019 period. Royalties earned under the Branded Menu Program were $643,000 in the fiscal 2020 period as compared to $726,000 in the fiscal 2019 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $2,684,000 in the fiscal 2020 period as compared to $2,940,000 in the fiscal 2019 period. Franchise restaurant sales decreased to $61,542,000 in the fiscal 2020 period as compared to $65,607,000 in the fiscal 2019 primarily due to the impact of units closed in the fiscal 2020 year, net of units opened, a 2.3% decrease in comparable domestic sales and the impact of the additional week in the fiscal 2019 period. Comparable domestic franchise sales (consisting of 82 Nathan’s outlets, excluding sales under the Branded Menu Program) were $48,508,000 during the 52 weeks of the fiscal 2020 period as compared to $50,165,000 during the 53 weeks of fiscal 2019. Comparable sales during the 52 weeks of fiscal 2019 were approximately $49,322,000, a 1.7% decline in comparable domestic sales on a basis of 52 weeks.

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

At March 29, 2020, 216 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 255 franchised outlets, including domestic, international and Branded Menu Program outlets at March 31, 2019. Total franchise fee income was $1,245,000 in the fiscal 2020 period as compared to $505,000 in the fiscal 2019 period. Domestic franchise fee income was $143,000 in the fiscal 2020 period as compared to $155,000 in the fiscal 2019 period. International franchise fee income was $151,000 in the fiscal 2020 period as compared to $158,000 in the fiscal 2019 period. We recognized $951,000 of forfeited fees in the fiscal 2020 period primarily from the termination of our Master Franchise Agreements for Russia, Kyrgyzstan, Australia, The United Kingdom, Turkey and the closing of various domestic and international franchise locations as compared to forfeited fees of $192,000 in the fiscal 2019 period. During the fiscal 2020 period, total franchise fees would have been $166,000, under the previous revenue recognition guidance. During the fiscal 2020 period, 16 franchised outlets opened, including five international units and three new Branded Menu Program outlets. During the fiscal 2019 period, 13 new franchised outlets opened, including five international locations and four new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $2,335,000 during the fiscal 2020 period and $2,502,000 during the fiscal 2019 period.

Costs and Expenses

Overall, our cost of sales increased by $1,709,000 to $54,488,000 in the fiscal 2020 period as compared to $52,779,000 in the fiscal 2019 period. Our gross profit (representing the difference between sales and cost of sales) was $16,071,000 or 22.8% of sales during the 2020 period as compared to $18,782,000 or 26.2% of sales during the fiscal 2019 period. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program.

Cost of sales in the Branded Product Program increased by approximately $2,179,000 during the fiscal 2020 period as compared to the fiscal 2019 period, primarily due to the 6.7% increase in the average cost per pound of our hot dogs. We did not make any purchase commitments for beef during the fiscal 2020 and 2019 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2020 period was $7,337,000 or 56.6% of restaurant sales, as compared to $7,807,000 or 57.4% of restaurant sales in the fiscal 2019 period. Excluding the restaurant that was sold, cost of sales would have been 56.0% of restaurant sales in the fiscal 2019 period. We experienced higher prime costs due in part to the incremental food and labor costs associated with the rollout of various new products in addition to high commodity costs of beef. The impact of higher wages, principally associated with the effects of the New York State minimum wage increase, were partly offset by the impact of higher sales at the comparable four Company-owned restaurants. We expect that our future labor costs at our restaurants outside of New York City will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State, as well as other new labor regulations and any increase in commodity costs.

Restaurant operating expenses were $3,476,000 in the fiscal 2020 period as compared to $3,525,000 in the fiscal 2019 period. Excluding $283,000 of restaurant operating expenses from the fiscal 2019 period for the restaurant that was sold, we incurred higher insurance costs of $73,000, higher occupancy costs of $58,000, marketing expenses of $49,000 and maintenance and other expenses totaling $80,000.

Depreciation and amortization was $1,233,000 in the fiscal 2020 period as compared to $1,212,000 in the fiscal 2019 period as a result of amortization of the Arthur Treachers’ intellectual property which was partly offset by lower capital spending and reduced depreciation and amortization attributable to the restaurant that was sold of $19,000.

General and administrative expenses increased $928,000 or 6.7% to $14,779,000 in the fiscal 2020 period as compared to $13,851,000 in the fiscal 2019 period. The increase in general and administrative expenses was primarily attributable to higher costs associated with the transformation efforts within our restaurant business including higher compensation expenses, including severance, marketing and franchise solicitation costs of approximately $950,000.

Advertising fund expense, after eliminating Company contributions, was $2,177,000 in the fiscal 2020 period, as compared to $2,506,000 in the fiscal 2019 period. Nathan’s previously determined that the Advertising Funds’ normal seasonal deficit was not expected to be fully recovered during the fiscal 2020 period, and recorded the projected $370,000 deficit in its second quarter fiscal 2020 results of operations. As a result of the escalation of the COVID-19 pandemic in March 2020, a number of marketing initiatives were cancelled or delayed, thus reducing the anticipated spending during the fiscal 2020 period.

Other Items

Interest expense of $10,601,000 in the fiscal 2020 period represented accrued interest of $9,910,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $691,000. Interest expense of $10,792,000 in the fiscal 2019 period represented accrued interest of $10,101,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $691,000. Interest expense during fiscal 2019 was based upon a 371-day fiscal year as compared to a 364-day fiscal year during fiscal 2020.

Interest income was $1,357,000 for the fiscal 2020 period as compared to $840,000 in the fiscal 2019 period.

During the fiscal 2019 period, we recognized gains of $11,177,000 from the sale of our Company-owned restaurant located in Bay Ridge, Brooklyn and from the sale of our Florida regional office.

Other income relates primarily to sublease income from a franchised restaurant of $85,000 in each of the fiscal 2020 and fiscal 2019 periods, which was partly offset by miscellaneous asset disposals during the fiscal 2019 periods. During the fiscal 2019 period, we recognized a fee of $175,000 to extend the closing date of the sale of our restaurant located in Bay Ridge, Brooklyn, NY.

Provision for Income Taxes

The income tax provision for the fifty-two weeks ended March 29, 2020 and fifty-three weeks ended March 31, 2019 reflect effective tax rates of 25.4% and 26.9%, respectively. Nathan’s effective tax rate for the fifty-two week period ended March 29, 2020 and fifty-three week period ended March 31, 2019 were reduced by 1.3% and 1.1%, respectively, as a result of the tax benefits associated with stock compensation. For the fifty-two week period ended March 29, 2020 and fifty-three week period ended March 31, 2019, excess tax benefits of $228,000 and $310,000, respectively, were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. Nathan’s effective tax rates without these adjustments would have been 26.7% for the fiscal 2020 period and 28.0% for the fiscal 2019 period. The Company’s tax rate for the fiscal 2020 period was favorably affected by 0.3% due to its return to provision adjustment of approximately $52,000 in connection with the filing of its March 2019 tax returns. In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the years ended March 2016, 2017, and 2018 will be audited. The review is ongoing.

The amount of unrecognized tax benefits at March 29, 2020 was $311,000 all of which would impact Nathan’s effective tax rate, if recognized. As of March 29, 2020, Nathan’s had $259,000 of accrued interest and penalties in connection with unrecognized tax benefits. Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 28, 2021.

Off-Balance Sheet Arrangements

At March 29, 2020 and March 31, 2019, Nathan’s did not have any open purchase commitment to purchase hot dogs. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at March 29, 2020 aggregated $77,117,000, a $1,671,000 increase during the fiscal 2020 period as compared to cash and cash equivalents of $75,446,000 at March 31, 2019. Net working capital increased to $75,165,000 from $72,237,000 at March 31, 2019. Through March 29, 2020, the Company declared and paid four regular dividends of $0.35 per common share aggregating $5,912,000. During the fiscal 2020 period, the Company made its required semi-annual interest payments of $4,968,750 on May 1, 2019 and November 1, 2019. On May 1, 2020, we made the first semi-annual interest payment of fiscal 2021.

Cash provided by operations of $12,349,000 in the fiscal 2020 period is primarily attributable to net income of $13,435,000 in addition to other non-cash operating items of $2,923,000, offset by changes in other operating assets and liabilities of $4,009,000. Non-cash operating expenses consist principally of $1,233,000 of depreciation and amortization, $691,000 amortization of debt issuance cost, $352,000 of deferred income taxes, $228,000 of excess income tax benefits from stock-based compensation arrangements as a result of the accounting for certain aspects of its share-based payments to employees, share-based compensation expense of $116,000 and non-cash rental expense of $232,000. In the fiscal 2020 period, accounts and other receivables increased by $1,006,000 due primarily to higher license royalties of $1,848,000, which were partly offset by lower BPP receivables of $643,000 and lower franchise royalties of $210,000 both reductions are due in part to reduced sales as a result of the COVID-19 pandemic and fewer franchise restaurants. In the fiscal 2020 period, accounts payable, accrued expenses and other current liabilities decreased by $2,028,000. Accounts payable decreased by $1,713,000 due principally to reduced product purchases made for the Branded Product Program due to the initial slowdown resulting from the COVID-19 pandemic. Rebates due under the Branded Product Program was lower by $256,000 due primarily to reduced sales in March 2020 as discussed above. Partially offsetting this reduction were increased accrued expenses for construction costs, professional services and other items.

Cash used in investing activities was $870,000 in the fiscal 2020 period primarily in connection with capital expenditures incurred for our Branded Product Program and select restaurant improvements.

Cash used in financing activities of $9,808,000 in the fiscal 2020 period relates primarily to the payments of the Company’s regular quarterly $0.35 per share cash dividend totaling $5,912,000. During the fiscal 2020 period, Nathan’s repurchased 85,642 shares of common stock for $4,966,000. The Company also paid $8,000 for withholding taxes on the net share vesting of employee restricted stock. The Company also received $1,078,000 of proceeds from the exercise of stock options.

During the period from October 2001 through March 29, 2020, Nathan’s purchased 5,227,405 shares of its common stock at a cost of approximately $83,269,000 pursuant to stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,336,305 shares at a total cost of approximately $76,111,000, reducing the number of shares then-outstanding by 55.4%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of the Company’s common stock on behalf of the Company. As of March 29, 2020, Nathan’s has repurchased 1,039,774 shares at a cost of approximately $35,607,000 under the sixth stock repurchase plan. At March 29, 2020, there were 160,226 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which will expire on the earlier of (a) August 12, 2020 or (b) the earlier of when (i) the aggregate purchase price of all shares of common stock purchased under the 10b5-1 Plan equals $5.55 million and (ii) the aggregate purchases under the 10b5-1 Plan equals 100,000 shares unless terminated earlier by the Company’s Board of Directors.

During the fiscal year ended March 29, 2020, the Company repurchased in open market transactions 50,918 shares of the Company’s Common Stock at an average share price of $53.54 for a total cost of $2,727,000 under the 10b5-1 Plan.

At March 29, 2020, $2,823,000 or 49,082 shares were available for repurchase under the 10b5-1 Plan.

Subsequent to March 29, 2020 the Company repurchased an additional 26,676 shares at a cost of $1,502,000 through June 5, 2020 pursuant to the 10b5-1 Plan.

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10 million of the 2025 Notes by the Company (at par or better) from time to time. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at March 29, 2020 aggregating $77,117,000.  Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. Through March 31, 2019, the Company declared and paid four regular quarterly dividends of $0.25 per common share. On June 14, 2019, Nathan’s Board of Directors authorized increasing the quarterly dividend to $0.35 per common share. During the fiscal 2020 period, we have declared and paid four quarterly dividend distributions totaling $5,912,000. Effective June 12, 2020, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal 2021 which will be paid on June 26, 2020 to stockholders of record as of the close of business on June 22, 2020.

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

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund dividend distributions and continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 29, 2020, we were required to make interest payments of $9,937,500, all of which have been made as of November 1, 2019. During the fiscal year ending March 28, 2021, we will be required to make interest payments of $9,937,500. On May 1, 2020, we made the first semi-annual interest payment of fiscal 2021.

Management believes that available cash and cash equivalents, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements and provide for our quarterly dividends and any stock repurchases for at least the next 12 months.

At March 29, 2020, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating any of such leases.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of March 29, 2020 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements (b)	4,517	1,167	2,000	950	400
Operating Leases	14,195	1,583	3,686	3,452	5,474
Gross Cash Contractual Obligations	168,712	2,750	5,686	4,402	155,874
Sublease Income	1,350	245	415	338	352
Net Cash Contractual Obligations	$167,362	$2,505	$5,271	$4,064	$155,522

a)	Represents the principal due on the 2025 Notes, but does not include interest expense.

b)	Reflects the Temporary Salary Reductions implemented in response to COVID-19, estimated to remain in place for six months.

At March 29, 2020, the Company had unrecognized tax benefits of $311,000. The Company believes that it is reasonably possible that the unrecognized tax benefits may decrease by $16,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

Effective June 12, 2020 the Company declared its upcoming quarterly dividend of $0.35 per common share to stockholders of record as of the close of business June 22, 2020, which is payable June 26, 2020.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of March 29, 2020, Nathan’s has recorded a liability of $110,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.4% higher than before between October 2018 and March 2019. As such, our market price for hot dogs during our fiscal 2020 period was approximately 6.7% higher than the fiscal 2019 period.

Beginning in May 2020, the cost of hot dogs has increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2020. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase is being phased in differently between New York City and the rest of New York State. Effective December 31, 2019, the minimum wage was $15.00 in New York City and increased to $13.75 per hour for the remainder of New York State.

The minimum hourly rate of pay for the remainder of New York State will increase to $14.50 on Dec. 31, 2020; and $15.00 on July 1, 2021.

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

Effective November 27, 2017, the City of New York Fair Work Week Legislation package of bills took effect that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two Coney Island beach locations during the summer season, we are unable to determine the potential impact on our results of operations, which could be material. We believe that we have been able to implement tools to minimize the financial impact of this legislation. Nevertheless, we incurred approximately $6,000 of additional costs due to this legislation during the fiscal 2020 period.

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

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 29, 2020, Nathan’s cash and cash equivalents aggregated $77,117,000. Earnings on this cash would increase or decrease by approximately $193,000 per annum for each 0.25% change in interest rates.

Borrowings

At March 29, 2020, we had $150.0 million of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.4% higher than before between October 2018 and March 2019. As such, our market price for hot dogs during our fiscal 2020 period was approximately 6.7% higher than the fiscal 2019 period.

Beginning May 2020, the cost of hot dogs has increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2021.  To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations.  In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.  Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the year ended March 29, 2020 would have increased or decreased our cost of sales by approximately $4,908,000.

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

The consolidated financial statements are submitted as a separate section of this report beginning on Page F-1.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 29, 2020. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 29, 2020. The effectiveness of our internal control over financial reporting as of March 29, 2020, has been audited by Marcum LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.35 per share dividend payable on June 26, 2020 to shareholders of record at the close of business on June 22, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nathan's Famous, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of March 29, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of March 29, 2020 and March 31, 2019 and the related consolidated statements of income, shareholders’ deficit, and cash flows and the related notes for the fifty-two weeks ended March 29, 2020 and fifty-three weeks ended March 31, 2019 of the Company, and our report dated June 12, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum llp

Marcum llp

New York, NY
June 12, 2020

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

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2020 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Audit Fees

We were billed by Marcum LLP the aggregate amount of approximately $165,000 in respect of fiscal 2020 and fiscal 2019, respectively, for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q.

We were billed by Grant Thornton LLP in fiscal 2020 the aggregate amount of approximately $100,000 in respect to the issuance of its consent to the inclusion of the fiscal 2017 and fiscal 2018 audited financial statements of the Company in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and $50,000 for the issuance of its consent to the inclusion of fiscal 2018 audited financial statements of a wholly-owned subsidiary of the Company for the fiscal year ended March 29, 2020 in our Franchise Disclosure Document.

Audit-Related Fees

Marcum LLP did not render any audit-related services for fiscal 2020 and 2019, respectively and, accordingly, did not bill for any such services.

Tax Fees

Marcum LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2020 and 2019, respectively and, accordingly, did not bill for any such services.

All Other Fees

Marcum LLP did not render any other services for fiscal 2020 and 2019, respectively and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Marcum LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Marcum LLP during 2020 and 2019, respectively.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)    Consolidated Financial Statements

The consolidated financial statements listed in the accompanying index to the consolidated financial statements on Page F-1 are filed as part of this Report.

(2)          Financial Statement Schedule

None

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

4.5	(1) Description of Common Stock.
10.1	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.
10.2	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.3	***Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006.)
10.4	***Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2006.)
10.5	***Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 27, 2010.)
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

10.17	***2019 Management Incentive Plan for the Fiscal Year ending March 29, 2020 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 24, 2018).
10.18	***Nathan’s Famous, Inc. Code Section 162(m) Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 28, 2016).
10.19	Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated September 8, 2017. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended March 25, 2018.)
10.20	Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated March 6, 2018. (Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended March 25, 2018.)
10.21	Amendment to Agreement of Sale between Nathan’s Famous Operating Corp. and 660 86 LLC dated July 15, 2018. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 24, 2018.)
10.22

First Amendment to Lease, dated April 1, 2019 by and between Jericho Plaza, LLC and Nathan’s Famous Services, Inc. (Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended March 31, 2019.)

10.23	***2019 Stock Incentive Plan. (Incorporated by reference to Annex A to Proxy Statement on Schedule 14A dated July 26, 2019.)
10.24	***Agreement dated as of December 13, 2019 between Nathans’ Famous, Inc. and Ronald G. DeVos. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 13, 2019.)
16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)
21	(1) List of Subsidiaries of the Registrant.
23.1	(1) Consent of Marcum LLP dated June 12, 2020.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Ronald G. DeVos, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Ronald G. DeVos, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 2020.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of June, 2020.

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

/s/ ANDREW LEVINE
Andrew Levine
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nathan’s Famous Inc. and Subsidiaries (the “Company”) as of March 29, 2020 and March 31, 2019, the related consolidated statements of earnings, stockholders’ deficit and cash flows for the fifty-two weeks ended March 29, 2020 and the fifty-three weeks ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2020 and March 31, 2019, and the results of its operations and its cash flows for the fifty-two weeks ended March 29, 2020 and the fifty-three weeks ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 29, 2020, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated June 12, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standards- ASU No. 2016-02

As discussed in Note B to the financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective April 1, 2019 using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY

June 12, 2020

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 29, 2020	March 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,117	$75,446
Accounts and other receivables, net (Note D)	11,108	10,173
Inventories	378	535
Prepaid expenses and other current assets (Note E)	1,181	1,007
Total current assets	89,784	87,161

Property and equipment, net of accumulated depreciation of $9,468 and $8,611, respectively	4,610	4,889
Operating lease assets (Note L)	9,181	-
Goodwill	95	95
Intangible asset	1,269	1,353
Deferred income taxes	-	343
Other assets	343	465

Total assets	$105,282	$94,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,509	$5,222
Accrued expenses and other current liabilities (Note H)	9,297	9,384
Current portion of operating lease liabilities (Note L)	1,583	-
Deferred franchise fees	230	318
Total current liabilities	14,619	14,924

Long-term debt, net of unamortized debt issuance costs of $3,860 and $4,551, respectively (Note K)	146,140	145,449
Operating lease liabilities	8,532	-
Other liabilities (Note H)	696	1,390
Deferred franchise fees	1,687	2,687
Deferred income taxes	9	-

Total liabilities	171,683	164,450

COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,368,792 and 9,336,338 shares issued; and 4,141,387 and 4,194,575 shares outstanding at March 29, 2020 and March 31, 2019, respectively	94	93
Additional paid-in capital	62,130	60,945
(Accumulated deficit)	(45,356)	(52,879)
Stockholders’ equity before treasury stock	16,868	8,159

Treasury stock, at cost, 5,227,405 and 5,141,763 shares at March 29, 2020 and March 31, 2019	(83,269)	(78,303)
Total stockholders’ deficit	(66,401)	(70,144)

Total liabilities and stockholders’ deficit	$105,282	$94,306

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Three
	weeks ended	weeks ended
	March 29, 2020	March 31, 2019
REVENUES
Sales	$70,559	$71,561
License royalties	25,859	23,615
Franchise fees and royalties	4,572	4,171
Advertising fund revenue (Note B)	2,335	2,502
Total revenues	103,325	101,849

COSTS AND EXPENSES
Cost of sales	54,488	52,779
Restaurant operating expenses	3,476	3,525
Depreciation and amortization	1,233	1,212
General and administrative expenses	14,779	13,851
Advertising fund expense (Note B)	2,177	2,506
Total costs and expenses	76,153	73,873

Income from operations	27,172	27,976

Gain on sale of property and equipment (Note F)	-	11,177
Interest expense	(10,601)	(10,792)
Interest income	1,357	840
Other income, net	86	209

Income before provision for income taxes	18,014	29,410
Provision for income taxes	4,579	7,917
Net income	$13,435	$21,493

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,216,000	4,187,000
Diluted	4,216,000	4,220,000

Income per share:
Basic	$3.19	$5.13
Diluted	$3.19	$5.09

Dividends declared per share	$1.40	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 29, 2020 and the Fifty-three weeks ended March 31, 2019

(in thousands, except share and per share amounts)

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 29, 2020 and the Fifty-three weeks ended March 31, 2019

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	(Deficit)

Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

Shares issued in connection with share-based compensation plans	32,454	1	1,077	-	-	-	1,078

Withholding tax on net share settlement of share-based compensation plans	-	-	(8)	-	-	-	(8)

Repurchase of common stock	-	-	-	-	85,642	(4,966)	(4,966)

Dividends on common stock	-	-	-	(5,912)	-	-	(5,912)

Share-based compensation	-	-	116	-	-	-	116

Net income	-	-	-	13,435	-	-	13,435
Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Three
	weeks ended	weeks ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$13,435	$21,493
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,233	1,212
Gain on sale of property and equipment	-	(11,177)
Non cash rental expense	232	-
Amortization of debt issuance costs	691	691
Share-based compensation expense	116	162
Income tax benefit on stock option exercises	228	310
Provision for doubtful accounts	71	100
Deferred income taxes	352	86
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,006)	229
Inventories	157	(151)
Prepaid expenses and other current assets	(174)	1,866
Other assets	122	(172)
Accounts payable, accrued expenses and other current liabilities	(2,028)	(3,367)
Deferred franchise fees	(1,088)	(161)
Other liabilities	8	35

Net cash provided by operating activities	12,349	11,156

Cash flows from investing activities:
Proceeds from disposal of property and equipment	-	12,775
Purchase of property and equipment	(870)	(447)

Net cash (used in) provided by investing activities	(870)	12,328

Cash flows from financing activities:
Dividends paid to stockholders	(5,912)	(4,337)
Repurchase of treasury stock	(4,966)	(1,000)
Proceeds from the exercise of stock options	1,078	134
Payments of withholding tax on net share settlement of share-based compensation plans	(8)	(174)

Net cash used in financing activities	(9,808)	(5,377)

Net increase in cash and cash equivalents	1,671	18,107

Cash and cash equivalents, beginning of year	75,446	57,339

Cash and cash equivalents, end of year	$77,117	$75,446

Cash paid during the year for:
Interest	$9,938	$9,938
Income taxes	$3,874	$6,284

Noncash financing activity:
Dividends declared per share	$1.40	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 29, 2020 and March 31, 2019

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

At March 29, 2020, the Company’s restaurant system included four Company-owned units in the New York City metropolitan area and 216 franchised or licensed units, located in 21 states and nine foreign countries.

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

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The fiscal year ended March 29, 2020 is on the basis of a 52-week reporting period. The fiscal year ended March 31, 2019 is on the basis of a 53-week reporting period.

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

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at March 29, 2020. Cash equivalents at March 31, 2019 were $20,000.

At March 29, 2020 and March 31, 2019 substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,269 in connection with Arthur Treacher’s.

As of March 29, 2020 and March 31, 2019, the Company performed its annual impairment of goodwill based upon qualitative analysis and has determined that no impairment is deemed to exist.

At March 31, 2019, the Company’s intangible asset had a carrying amount of $1,353 for the trademarks, trade names and other intellectual property in connection with Arthur Treacher’s.

During the fiscal year ended March 29, 2020, the Company subsequently determined its indefinite-lived intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is twelve years and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $84 for the year ending March 29, 2020.

Annual amortization of the intangible asset for the next five years and thereafter will approximate the following:

Estimate for fiscal year
2021	113
2022	113
2023	113
2024	113
2025	113
Thereafter	704
Total	$1,269

8.	Long-lived Assets

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment losses are recorded on long-lived assets on a restaurant-by-restaurant basis whenever impairment factors are determined to be present. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed to be permanently impaired during the fiscal years ended March 29, 2020 and March 31, 2019 based upon quantitative analysis.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 29, 2020 and March 31, 2019, we did not have any assets or liabilities that were recorded at fair value.

The Company’s long-term debt had a face value of $150,000 as of March 29, 2020 and a fair value of $138,000 as of March 29, 2020. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company determined that the services provided in exchange for these upfront restaurant franchise fees do not contain separate and distinct performance obligations from the franchising right and these initial franchise fees, renewal fees and transfer fees shall be deferred and recognized over the term of each respective agreement, or upon termination of the franchise agreement.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company determined that the services provided in exchange for these international development fees do not contain separate and distinct performance obligations from the franchise right and these international development fees are recognized over the term of each respective agreement. Certain other costs, such as legal expenses, are expensed as incurred.

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 29, 2020 and March 31, 2019:

	March 29,	March 31,
	2020	2019

Franchised restaurants operating at the beginning of the period	255	276

New franchised restaurants opened during the period	16	13

Franchised restaurants closed during the period	(55)	(34)

Franchised restaurants operating at the end of the period	216	255

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

Contract balances

The following table provides information about contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

	March 29, 2020	March 31, 2019
Deferred franchise fees (a)	$1,917	$3,005

(a)	Deferred franchise fees of $230 and $1,687 are included in Deferred franchise fees – current and long term as of March 29, 2020, respectively and $318 and $2,687 as of March 31, 2019, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant changes in Deferred franchise fees are as follows:

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended
	March 29, 2020	March 31, 2019
Deferred franchise fees at beginning of period	$3,005	$3,139
Additions to deferred revenue	157	371
Revenue recognized during the period	(1,245)	(505)
Deferred franchise fees at end of period	$1,917	$3,005

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2021	230
2022	219
2023	196
2024	184
2025	177
Thereafter	911
Total	$1,917

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

16.	Revenue Recognition – National Advertising Fund

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

17.	Business Concentrations and Geographical Information

The Company’s accounts receivable consists principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 29, 2020, three Branded Product customers represented 24%, 11% and 10%, of accounts receivable. At March 31, 2019, four Branded Product customers represented 19%, 18%, 17% and 13%, of accounts receivable. One Branded Products customer accounted for 12% and 14% of total revenue for the years ended March 29, 2020 and March 31, 2019, respectively. One retail licensee accounted for 24% and 22% of the total revenue for the years ended March 29, 2020 and March 31, 2019, respectively.

The Company’s primary supplier of hot dogs represented 92% of product purchases for each of the fiscal years ended March 29, 2020 and March 31, 2019. The Company’s primary distributor of products to its Company-owned restaurants represented 5% of product purchases for each of the fiscal years ended March 29, 2020 and March 31, 2019.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s revenues for the fiscal years ended March 29, 2020 and March 31, 2019 were derived from the following geographic areas:

	March 29, 2020	March 31, 2019

Domestic (United States)	$98,453	$97,871
Non-domestic	4,872	3,978
	$103,325	$101,849

The Company’s sales for the fiscal years ended March 29, 2020 and March 31, 2019 were derived from the following:

	March 29, 2020	March 31, 2019

Branded Products	$57,586	$57,960
Company-owned restaurants	12,973	13,601
Total sales	$70,559	$71,561

License royalties	$25,859	$23,615

Royalties	3,327	3,666
Franchise fees	1,245	505
Total franchise fees and royalties	4,572	4,171

Advertising fund revenue	2,335	2,502

Total revenues	$103,325	$101,849

18.	Advertising

The Company administers an advertising fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $145 and $107, for the fiscal years ended March 29, 2020 and March 31, 2019, respectively, and have been included within restaurant operating expenses in the accompanying Consolidated Statements of Earnings.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

19.	Stock-Based Compensation

At March 29, 2020, the Company had one stock-based compensation plan in effect which is more fully described in Note M.2.

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

See Note I for a further discussion of our income taxes.

22.	Adoption of New Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on leases, Topic 842, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases. The Company adopted the new guidance at the beginning of the fiscal year ended March 29, 2020 using the effective date of April 1, 2019 as the date of initial application; therefore, the comparative period has not been adjusted and continues to be reported under the previous lease guidance.

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

As a result of adopting this new guidance on the first day of fiscal year 2020, substantially all of the Company's operating lease commitments were subject to the new guidance and were recognized as operating lease assets and liabilities, initially measured as the present value of future lease payments for the remaining lease term discounted using the Company’s incremental borrowing rate based on the remaining lease term as of the adoption date. The Company recognized operating lease assets and liabilities of $7,804 and $8,533, respectively, as of the first day of fiscal year 2020. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The effects of the changes made to the Company's consolidated balance sheet as of April 1, 2019 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at March 31, 2019	Adjustments due to adoption of the new lease guidance	Reclassi- fications	Balance at April 1, 2019
Other Assets
Operating lease assets	-	7,804	-	7,804
Other assets	465	-	31	496

Current Liabilities
Current portion of operating lease liabilities	-	1,162	-	1,162

Long Term Liabilities
Long-term operating lease liabilities	-	7,371	-	7,371
Other liabilities	1,390	(729)	31	692

The adoption of the new guidance is non-cash in nature and had no impact on net cash flows from operating, investing, or financing activities.

See Note L for additional information regarding our lease arrangements and the Company's updated lease accounting policies.

23.	New Accounting Standards Not Yet Adopted

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 29, 2020 and March 31, 2019, respectively:

	Net Income		Shares		Net income per share
	2020	2019	2020	2019	2020	2019

Basic EPS
Basic calculation	$13,435	$21,493	4,216,000	4,187,000	$3.19	$5.13
Effect of dilutive employee stock options	-	-	-	33,000	-	(.04)

Diluted EPS
Diluted calculation	$13,435	$21,493	4,216,000	4,220,000	$3.19	$5.09

NOTE C - INCOME PER SHARE (continued)

Options to purchase 10,000 shares of common stock for the year ended March 29, 2020 were not included in the computation of diluted earnings per share because the exercise price exceeded the average market price.

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 29,	March 31,
	2020	2019

Branded product sales	$6,789	$7,432
Franchise and license royalties	4,299	2,661
Other	257	665
	11,345	10,758

Less: allowance for doubtful accounts	237	585

Accounts and other receivables, net	$11,108	$10,173

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 29, 2020 and March 31, 2019 are as follows:

	March 29, 2020	March 31, 2019

Beginning balance	$585	$468
Reclassification to conform with Topic 606	-	77
Bad debt expense	71	100
Accounts written off	(419)	(60)

Ending balance	$237	$585

NOTE E - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 29,	March 31,
	2020	2019

Income taxes	$-	$106
Real estate taxes	75	67
Insurance	263	244
Marketing	369	412
Other	474	178

Total prepaid expenses and other current assets	$1,181	$1,007

NOTE F - SALES OF REAL ESTATE

On October 23, 2018, the Company completed the sale of its Company-owned restaurant located in Bay Ridge, Brooklyn, NY for proceeds of $11,445, net of direct expenses, and recorded a gain of $10,854, which represented the excess of the proceeds, before legal fees of $33, over the carrying value on that date.

On August 9, 2018, the Company completed the sale of its regional office building located in Fort Lauderdale, Florida for proceeds of $1,330, net of direct expenses, and recorded a gain of $323, which represented the excess of the proceeds, before legal fees of $17, over the carrying value on that date.

NOTE G - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 29,	March 31,
	2020	2019

Land	$123	$123
Building and improvements	1,456	1,452
Machinery, equipment, furniture and fixtures	5,529	5,422
Leasehold improvements	6,891	6,481
Construction-in-progress	79	22
Total property and equipment	14,078	13,500
Less: accumulated depreciation and amortization	9,468	8,611

Property and equipment, net	$4,610	$4,889

Depreciation and amortization expense related to properties was $1,149 and $1,212 for the fiscal years ended March 29, 2020 and March 31, 2019, respectively.

NOTE H - ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 29,	March 31,
	2020	2019
Payroll and other benefits	$3,075	$3,150
Accrued rebates	514	770
Rent and occupancy costs	84	113
Deferred revenue	797	807
Construction costs	105	58
Interest	4,084	4,111
Professional fees	194	146
Corporate income taxes	176	-
Sales, use and other taxes	17	27
Other	251	202
Total accrued expenses and other current liabilities	$9,297	$9,384

Other liabilities consist of the following:

	March 29,	March 31,
	2020	2019
Reserve for uncertain tax positions (Note I)	567	496
Deferred rental liability	-	670
Other	129	224
Total other liabilities	$696	$1,390

NOTE I - INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 29, 2020 and March 31, 2019:

	March 29, 2020	March 31, 2019
Federal
Current	$2,904	$5,385
Deferred	322	43
Total Federal income tax	3,226	5,428
State and local
Current	1,323	2,447
Deferred	30	42
Total State and local income tax	1,353	2,489
Total provision for income taxes	$4,579	$7,917

NOTE I - INCOME TAXES (continued)

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (“the CARES Act”) into law which among other provisions increases the limitation on the allowed business interest expense deduction from 30 percent to 50 percent of adjusted taxable income for tax years beginning January 1, 2019 and 2020.  Additionally, the CARES Act allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018.  The Company is evaluating the impact of the CARES Act.

The income tax provisions for the years ended March 29, 2020 and March 31, 2019 reflect effective tax rates of 25.4% and 26.9%, respectively.

During the fiscal year ended March 31, 2019, pursuant to Staff Accounting Bulletin No. 118 ("SAB No. 118"), Nathan’s refined and completed the accounting for the Tax Cuts and Jobs Act as the Company obtained, prepared, and analyzed additional information and as additional legislative, regulatory, and accounting guidance and interpretations became available, resulting in an increase in the provision for income taxes of $99 or 0.3 percentage points.

The total income tax provision for the fiscal years ended March 29, 2020 and March 31, 2019 differs from the amounts computed by applying the United States Federal income tax rate of 21% to income before income taxes as a result of the following:

	March 29, 2020	March 31, 2019

Computed tax expense	$3,783	$6,176
State and local income taxes, net of Federal income tax benefit	1,028	1,875
Change in uncertain tax positions, net	60	86
Nondeductible meals and entertainment and other	(95)	(66)
Nondeductible compensation	31	57
Tax reform act	-	99
Tax benefit share based payments	(228)	(310)
Total provision for income taxes	$4,579	$7,917

NOTE I - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 29,	March 31,
	2020	2019
Deferred tax assets
Accrued expenses	$394	$387
Allowance for doubtful accounts	57	58
Deferred revenue	485	955
Deferred stock compensation	45	70
Excess of straight line over actual rent	205	162
Other	94	85
Total deferred tax assets	$1,280	$1,717

Deferred tax liabilities
Deductible prepaid expense	246	210
Depreciation expense	720	783
Amortization	323	381
Total deferred tax liabilities	1,289	1,374
Net deferred tax asset (liability)	$(9)	$343

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 29, 2020 and March 31, 2019.

	March 29, 2020	March 31, 2019

Unrecognized tax benefits, beginning of year	$253	$263
Decreases of tax positions taken in prior years	(10)	(8)
Increases based on tax positions taken in current year	52	46
Settlements of tax positions taken in prior years	16	(48)
Unrecognized tax benefits, end of year	$311	$253

The amount of unrecognized tax benefits at March 29, 2020 and March 31, 2019 were $311 and $253, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 29, 2020 and March 31, 2019, the Company had $259 and $245, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 29, 2020 and March 31, 2019 Nathan’s recognized interest and penalties in the amounts of $32 and $31, respectively. During the fiscal year ending March 28, 2021, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $16, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

NOTE I - INCOME TAXES (continued)

In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the fiscal years ended March 27, 2016, March 26, 2017 and March 25, 2018 will be audited. The audit is ongoing.

In January 2018, Nathan’s received notification from the State of Virginia that it was seeking to review Nathan’s tax returns for the period April 2014 through March 2017. The review has been completed and the effects of the review, which were not significant, were factored into the Company’s effective tax rate for fiscal 2019.

The earliest tax years’ that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2017
New York State	2017
New York City	2017
New Jersey	2016
California	2016

NOTE J - SEGMENT INFORMATION

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

Corporate assets consist primarily of cash and cash equivalents, and long-lived assets.

NOTE J - SEGMENT INFORMATION (continued)

Operating segment information is as follows:

	Fifty-Two	Fifty-Three
	weeks ended	weeks ended
	March 29, 2020	March 31, 2019

Revenues
Branded Product Program	$57,586	$57,960
Product licensing	25,859	23,615
Restaurant operations	17,545	17,772
Corporate (1)	2,335	2,502
Total revenues	$103,325	$101,849

Income from operations
Branded Product Program	$7,688	$10,302
Product licensing	25,677	23,433
Restaurant operations	1,637	2,398
Corporate	(7,830)	(8,157)
Income from operations	$27,172	$27,976

Gain on sale of property and equipment	$-	$11,177
Interest expense	(10,601)	(10,792)
Interest income	1,357	840
Other income, net	86	209
Income before provision for income taxes	$18,014	$29,410

Total assets
Branded Product Program	$7,352	$8,334
Product licensing	3,906	2,127
Restaurant operations	12,915	6,411
Corporate	81,109	77,434
Total assets	$105,282	$94,306

Depreciation & amortization expense
Branded Product Program	$312	$312
Restaurant operations	641	657
Corporate	280	243
Total depreciation & amortization expense	$1,233	$1,212

(1)	Represents advertising fund revenue

NOTE K - LONG-TERM DEBT

Long-term debt consists of the following:

	March 29,	March 31,
	2020	2019

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(3,860)	(4,551)
Long-term debt, net	$146,140	$145,449

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

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments of $4,969 on May 1, 2019 and November 1, 2019. On May 1, 2020, the Company paid its first semi-annual interest payment of fiscal 2021.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 29, 2020, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

NOTE K - LONG-TERM DEBT (continued)

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

NOTE K - LONG-TERM DEBT (continued)

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

NOTE K - LONG-TERM DEBT (continued)

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

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10 million of the 2025 Notes by the Company (at par or better) from time to time. There is no set time limit on the repurchases.

NOTE L - LEASES

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

NOTE L - LEASES (continued)

Operating leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $32 in Other Assets at March 29, 2020. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

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

NOTE L - LEASES (continued)

Company as lessee

The components of the net lease cost for the fiscal year ended March 29, 2020 were as follows (in thousands):

Fiscal year ended
March 29, 2020
Statement of Earnings
Operating lease cost	$1,238
Short term lease cost	17
Variable lease cost	1,517
Less: Sublease income, net	(85)

Total net lease cost (a)	$2,687

(a)

Includes $2,137, net recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants, $635 recorded to “General and administrative expenses” for leases for corporate offices and equipment and $85 recorded to “Other income, net” for leased properties that are leased to franchisees:

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Fiscal year ended
March 29, 2020

Operating cash flows from operating leases	$375

On November 29, 2019, the Company entered into an amendment to its lease agreement for its Coney Island Boardwalk restaurant, commencing on December 1, 2019 (the “Renewal Commencement Date”), extending the term for an additional eight (8) years, expiring November 30, 2027. The Company recorded an operating lease asset and liability of $1,911 on the Renewal Commencement date.

The weighted average remaining lease term and weighted-average discount rate for operating leases as of March 29, 2020 were as follows:

Weighted average remaining lease term (years):
Operating leases	8.1

Weighted average discount rate:
Operating leases	8.869%

NOTE L - LEASES (continued)

Future lease commitments to be paid and received by the Company as of March 29, 2020 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2021	$1,583	$245	$1,338
2022	1,837	247	1,590
2023	1,849	168	1,681
2024	1,774	169	1,605
2025	1,678	169	1,509
Thereafter	5,474	352	5,122
Total lease commitments	$14,195	$1,350	$12,845
Less: Amount representing interest	4,080
Present value of lease liabilities (a)	$10,115

(a)	The present value of minimum operating lease payments of $1,583 and $8,532 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Company as lessor

The components of lease income for the fiscal year ended March 29, 2020 were as follows (in thousands):

Fiscal year ended
March 29, 2020

Operating lease income, net	$84

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividends

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

Effective June 14, 2019, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2020. Through March 29, 2020, the Company declared and paid four regular quarterly dividends of $0.35 per common share aggregating $5,912.

Effective June 12, 2020, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2021 which is payable on June 26, 2020 to stockholders of record as of the close of business on June 22, 2020.

On November 1, 2017, the Company’s Board of Directors declared a special cash dividend of $5.00 per share payable to stockholders of record as of December 22, 2017 of which approximately $20,923 was paid on January 4, 2018 to the stockholders. The Company also accrued $25 for the dividends payable on unvested restricted shares pursuant to the terms of the restricted stock agreement. The restricted stock vested, and the dividend was paid during the year ended March 31, 2019.

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

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

On September 13, 2012, the Company amended the 2010 Plan increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan may be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards are subject to adjustment in the amount that the Company’s Compensation Committee considers appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments. In the event that the Company issues restricted stock awards pursuant to the 2010 Plan, each share of restricted stock would reduce the amount of available shares for issuance by either 3.2 shares for each share of restricted stock granted or 1 share for each share of restricted stock granted. As of March 29, 2020, there were up to 208,584 shares available to be issued for future option grants or up to 184,808 shares of restricted stock that may be granted under the 2010 Plan.

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

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows:

	March 29, 2020	March 31, 2019

Stock options	$85	$102
Restricted stock	31	60
	$116	$162

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The tax benefit on stock-based compensation expense was $29 and $44 for the years ended March 29, 2020 and March 31, 2019, respectively. As of March 29, 2020, there was $169 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately seventeen months, which represents the remaining requisite service periods for such award.

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

A summary of the status of the Company’s stock options at March 29, 2020 and March 31, 2019 and changes during the fiscal years then ended is presented in the tables below:

	2020		2019

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding – beginning of year	42,234	$46.807	68,498	$33.438

Granted	-	-	10,000	89.90

Expired	-	-	-	-

Exercised	(32,234)	33.438	(36,264)	33.438

Options outstanding - end of year	10,000	$89.90	42,234	$46.807

Options exercisable - end of year	3,333	$89.90	32,234	$33.438

The exercise price of outstanding options at March 29, 2020 was $89.90.

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

During the fiscal years ended March 29, 2020 and March 31, 2019, options to purchase 32,234 and 36,264 shares were exercised which aggregated proceeds of $1,078 and $134, respectively, to the Company. The aggregate intrinsic values of the stock options exercised during the fiscal years ended March 29, 2020 and March 31, 2019 was $1,134 and $1,488, respectively.

The following table summarizes information about outstanding stock options at March 29, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 29, 2020	10,000	$89.90	3.45	$-

Options exercisable at March 29, 2020	3,333	$89.90	3.45	$-

 The exercise price of outstanding options at March 29, 2020 was $89.90.

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 29, 2020 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock at March 31, 2019	1,000	$89.90

Granted	-	$-

Vested	333	$89.90

Unvested restricted stock at March 29, 2020	667	$89.90

The aggregate fair value of restricted stock vested during the fiscal years ended March 29, 2020 and March 31, 2019 was $23 and $434, respectively.

3.	Common Stock Purchase Rights

On June 5, 2013, Nathan’s adopted a new stockholder rights plan (the “2013 Rights Plan”) under which all stockholders of record as of June 17, 2013 received rights to purchase shares of common stock.

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

During the period from October 2001 through March 29, 2020, Nathan’s purchased 5,227,405 shares of common stock at a cost of approximately $83,269 pursuant to various stock repurchase plans previously authorized by the Board of Directors.

During the fiscal year ended March 29, 2020, Nathan’s repurchased 85,642 shares of its common stock at a cost of approximately $4,966 pursuant to its sixth stock repurchase program.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 29, 2020, Nathan’s had repurchased 1,039,774 shares at a cost of $35,607 under the sixth stock repurchase plan. At March 29, 2020, there were 160,226 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company's Board of Directors approved a 10b5-1 stock plan ("10b5-1 Plan") which will expire on the earlier of (a) August 12, 2020 or (b) the earlier of when (i) the aggregate purchase price of all shares of common stock purchased under the 10b5-1 Plan equals $5,550 and (ii) the aggregate purchases under the 10b5-1 Plan equals 100,000 shares unless terminated earlier by the Company's Board of Directors.

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

During the fiscal year ended March 29, 2020, the Company repurchased in open market transactions 50,918 shares of the Company's common stock at an average share price of $53.54 for a total cost of $2,727 under the 10b5-1 Plan.

At March 29, 2020, $2,823 or 49,082 shares were available for repurchase under the 10b5-1 Plan.

Through June 5, 2020, the Company repurchased an additional 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,502.  At June 5, 2020, $1,316 or 22,406 shares were available for repurchase under the 10b5-1 Plan.

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

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2021, based on the original terms, and no non-renewal notice has been given.

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

NOTE M - STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

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

6.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 29, 2020 and March 31, 2019 were $44 and $42, respectively.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $396 as of December 31, 2019. The Company has no plans or intentions to stop participating in the plan as of March 29, 2020 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with U.S. GAAP. Contributions to the Union Plan were $6 and $7 for the fiscal years ended March 29, 2020 and March 31, 2019, respectively.

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

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,647 and $1,579 of which, $1,310 and $1,287 were a component of restaurant operating expenses, for the fiscal years ended March 29, 2020 and March 31, 2019, respectively. The remaining rents of $423 and $378 were included in general and administrative expenses for the fiscal years ended March 29, 2020 and March 31, 2019, respectively. Sublease rental income of $86 was included in Other income, net for the fiscal years ended March 29, 2020 and March 31, 2019, respectively.

Contingent rental payments on building leases are typically made based on the percentage of gross sales of the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. Contingent rental expense, which is inclusive of common area maintenance charges, was approximately $511 and $480 for the fiscal years ended March 29, 2020 and March 31, 2019, respectively.

At March 29, 2020, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

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

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $110 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

NOTE O - RELATED PARTY TRANSACTIONS

A firm to which the Company’s Executive Chairman of the Board is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $29 and $37 for the fiscal years ended March 29, 2020 and March 31, 2019, respectively.

A subsidiary of a firm to which the Company’s Executive Chairman of the Board is the President and Chief Executive Officer, received ordinary and customary real estate brokerage commissions aggregating approximately $72 in connection with the sale of the Florida regional office during the fiscal year ended March 31, 2019.

NOTE P - SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. This contagious virus has adversely affected workforces, customers, economics, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many business, including ours. As of the date of this filing, certain Company-owned restaurants, franchise restaurants and Branded Menu Program locations are closed or only offering food through take-out and delivery services. Our Branded Product Program has been negatively impacted as many of our customers operate in venues that are currently closed and may be slow to re-open, such as professional sports venues, amusement parks, shopping malls and movie theatres. While it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak of COVID-19 and its effects on our business or results of operations at this time, we do anticipate that it will have an adverse effect on our revenue and profitability in fiscal year 2021.

NOTE P - SUBSEQUENT EVENTS (continued)

On April 21, 2020, the Company was granted a loan (the “PPP Loan”) from a lender in the aggregate amount of $1,225 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act.

The Company applied for the PPP Loan and received the amount of the PPP Loan prior to the issuance of guidance from the United States Treasury Department and U.S. Small Business Administration on April 23, 2020 (the “New Guidance”). In light of the New Guidance, the Company determined to repay the PPP Loan to the lender. The PPP Loan was repaid in full on April 29, 2020.