Form 10-Q
period 2020-06-28
NATHANS FAMOUS INC
filed 2020-08-07
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020.

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

At August 7, 2020, an aggregate of 4,114,711 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 28, 2020 and March 29, 2020

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	June 28, 2020	March 29, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note F)	$76,941	$77,117
Accounts and other receivables, net (Note H)	8,224	11,108
Inventories	745	378
Prepaid expenses and other current assets (Note I)	1,104	1,181
Total current assets	87,014	89,784

Property and equipment, net of accumulated depreciation of $9,751 and $9,468, respectively	4,563	4,610
Operating lease assets (Note R)	8,913	9,181
Goodwill	95	95
Intangible asset	1,240	1,269
Other assets	338	343

Total assets	$102,163	$105,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,719	$3,509
Accrued expenses and other current liabilities (Note L)	5,960	9,297
Current portion of operating lease liabilities (Note R)	1,702	1,583
Deferred franchise fees	229	230
Total current liabilities	10,610	14,619

Long-term debt, net of unamortized debt issuance costs of $3,687 and $3,860, respectively (Note Q)	146,313	146,140
Operating lease liabilities (Note R)	8,208	8,532
Other liabilities (Note L)	717	696
Deferred franchise fees	1,627	1,687
Deferred income taxes	1	9

Total liabilities	167,476	171,683

COMMITMENTS AND CONTINGENCIES (Note S)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,368,792 shares issued; and 4,114,711 and 4,141,387 shares outstanding at June 28, 2020 and March 29, 2020, respectively	94	94
Additional paid-in capital	62,159	62,130
(Accumulated deficit)	(42,796)	(45,356)
Stockholders’ equity before treasury stock	19,457	16,868

Treasury stock, at cost, 5,254,081 and 5,227,405 shares at June 28, 2020 and March 29, 2020	(84,770)	(83,269)
Total stockholders’ deficit	(65,313)	(66,401)

Total liabilities and stockholders’ deficit	$102,163	$105,282

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 28, 2020 and June 30, 2019

(in thousands, except per share amounts)

(Unaudited)

	June 28, 2020	June 30, 2019

REVENUES
Sales	$6,683	$20,237
License royalties	10,523	8,722
Franchise fees and royalties	191	1,077
Advertising fund revenue	289	482
Total revenues	17,686	30,518

COSTS AND EXPENSES
Cost of sales	5,297	15,422
Restaurant operating expenses	852	919
Depreciation and amortization	310	310
General and administrative expenses	2,844	3,937
Advertising fund expense	289	482
Total costs and expenses	9,592	21,070

Income from operations	8,094	9,448

Interest expense	(2,650)	(2,650)
Interest income	117	366
Other income, net	-	21

Income before provision for income taxes	5,561	7,185
Provision for income taxes	1,561	1,816
Net income	$4,000	$5,369

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,120	4,206
Diluted	4,120	4,206

Income per share:
Basic	$.97	$1.28
Diluted	$.97	$1.28

Dividends declared per share	$.35	$.35

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended June 28, 2020 and June 30, 2019

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

Repurchase of common stock	-	-	-	-	26,676	(1,501)	(1,501)
Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	4,000	-	-	4,000
Balance, June 28, 2020	9,368,792	$94	$62,159	$(42,796)	5,254,081	$(84,770)	$(65,313)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

Shares issued in connection with share- based compensation plans	32,234	1	1,077	-	-	-	1,078
Dividends on common stock	-	-	-	(1,479)	-	-	(1,479)
Share-based compensation	-	-	28	-	-	-	28
Net income	-	-	-	5,369	-	-	5,369
Balance, June 30, 2019	9,368,572	$94	$62,050	$(48,989)	5,141,763	$(78,303)	$(65,148)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 28, 2020 and June 30, 2019

(in thousands, except per share amounts)

(Unaudited)

	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$4,000	$5,369
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	310	310
Non-cash rental expense	66	-
Amortization of debt issuance costs	173	173
Share-based compensation expense	29	28
Income tax benefit on stock option exercises	-	228
Provision for doubtful accounts	14	27
Deferred income taxes	(8)	(8)
Changes in operating assets and liabilities:
Accounts and other receivables, net	2,870	(4,828)
Inventories	(367)	(213)
Prepaid expenses and other current assets	77	234
Other assets	5	(10)
Accounts payable, accrued expenses and other current liabilities	(4,127)	(2,351)
Deferred franchise fees	(61)	(79)
Other liabilities	21	84

Net cash provided by (used in) operating activities	3,002	(1,036)

Cash flows from investing activities:
Purchase of property and equipment	(237)	(106)

Net cash used in investing activities	(237)	(106)

Cash flows from financing activities:
Dividends paid to stockholders	(1,440)	(1,479)
Repurchase of treasury stock	(1,501)	-
Proceeds from the exercise of stock options	-	1,078

Net cash used in financing activities	(2,941)	(401)

Net decrease in cash and cash equivalents	(176)	(1,543)

Cash and cash equivalents, beginning of period	77,117	75,446

Cash and cash equivalents, end of period	$76,941	$73,903

Cash paid during the period for:
Interest	$4,969	$4,969
Income taxes	$349	$60

Noncash financing activity:
Dividends declared per share	$.35	$.35

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2020

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 28, 2020 and June 30, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission.

Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 29, 2020.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2020.

Covid-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the thirteen weeks ended June 28, 2020 (“fiscal 2021 period”) and continues into the second quarter of fiscal 2021. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as our Branded Product Program customers. We cannot predict whether, when or the manner in which the conditions surrounding the pandemic will change and cannot currently estimate the impact on our business in the short or long-term.

As of the date of this filing, all of our Company-owned restaurants continue to operate. However, our Company-owned restaurants have only been able to offer food through take-out or delivery or limited dine-in seating and service based on governmental restrictions. This has negatively impacted sales at our Company-owned restaurants during the fiscal 2021 period and may negatively impact sales until the COVID-19 pandemic moderates.

A majority of our franchise locations closed temporarily during the fiscal 2021 period due to their locations being in venues that were closed (such as shopping malls and movie theaters) or venues operating at reduced traffic levels (such as airports and highway travel plazas). As a result, franchise system sales have been significantly impacted. Even after these restrictions are lifted, customers may still be reluctant to return to in-restaurant dining. As of the date of this filing, approximately 52% of our franchise locations are open.

The sales and profits from our Branded Product Program have been impacted as many of our customers operate in venues that are currently closed and may be slow to reopen, such as professional sports venues, amusement parks, shopping malls and movie theaters.

To help mitigate the impact of the COVID-19 pandemic, we have taken the following decisive actions which are on-going:

●	Reduced payroll costs, through salary reductions and furloughs
●	Reduced discretionary operating expenses, including marketing and travel
●	Postponed non-essential capital spending
●	Launched curbside delivery at three of our four Company-owned restaurants
●	Introduced “ghost kitchens” whereby well-known restaurants will have the ability to market our products for pick-up or in the form of meal-kits for at home preparation
●	Implemented enhanced health and safety protocols across the Company

The Company also assessed the impact of the COVID-19 pandemic on the estimates and assumptions used in preparing these consolidated financial statements, including, but not limited to the carrying values of Goodwill, Intangible Assets, and other Long-lived Assets. See Note J for a further discussion related to Goodwill and Intangible Assets and Note K for a further discussion related to Long-lived Assets.

We intend to continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

NOTE B – ADOPTION OF NEW ACCOUNTING STANDARD

In January 2017, the FASB issued an update to the accounting guidance to simplify the testing for goodwill impairment. The update removes the requirement to determine the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. A company will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. The Company adopted this guidance on March 30, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE C – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2016, the FASB issued new guidance on the measurement of credit losses, which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. In November 2019, the FASB deferred the effective date for smaller reporting companies for annual reporting periods beginning after December 15, 2022. This standard is required to take effect in Nathan’s first quarter ( June 2023) of our fiscal year ending March 31, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. This standard is required to take effect in Nathan’s first quarter ( June 2021) of our fiscal year ending March 27, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 28, 2020 and June 30, 2019 are as follows (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019

Branded Products	$4,749	$16,113
Company-operated restaurants	1,934	4,124
Total sales	6,683	20,237

License royalties	10,523	8,722

Royalties	110	980
Franchise fees	81	97
Total franchise fees and royalties	191	1,077

Advertising fund revenue	289	482

Total revenues	$17,686	$30,518

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019

United States	$17,412	$29,387
International	274	1,131
Total revenues	$17,686	$30,518

Contract balances

The following table provides information about contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

	June 28, 2020	March 29, 2020
Deferred franchise fees (a)	$1,856	$1,917

(a)	Deferred franchise fees of $229 and $1,627 as of June 28, 2020 and $230 and $1,687 as of March 29, 2020 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019
Deferred franchise fees at beginning of period	$1,917	$3,005
Additions to deferred revenue	20	18
Revenue recognized during the period	(81)	(97)
Deferred franchise fees at end of period	$1,856	$2,926

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2021 (a)	$172
2022	221
2023	198
2024	186
2025	177
Thereafter	902
Total	$1,856

(a)

Represents franchise fees expected to be recognized for the remainder of the 2021 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $81 of franchise fee revenue recognized for the thirteen weeks ended June 28, 2020.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen week periods ended June 28, 2020 and June 30, 2019, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2020	2019	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$4,000	$5,369	4,120	4,206	$.97	$1.28
Effect of dilutive employee stock options	-	-	-	-	-	-

Diluted EPS
Diluted calculation	$4,000	$5,369	4,120	4,206	$.97	$1.28

Options to purchase 10,000 shares of common stock in the thirteen week periods ended June 28, 2020 and June 30, 2019 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during these periods.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 28, 2020 and March 29, 2020.

At June 28, 2020 and March 29, 2020, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

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

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of June 28, 2020 and March 29, 2020 were as follows (in thousands):

	June 28, 2020		March 29, 2020
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$152,250	$150,000	$138,000

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 28, 2020, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 28,	March 29,
	2020	2020

Branded product sales	$3,558	$6,789
Franchise and license royalties	4,442	4,299
Other	445	257
	8,445	11,345

Less: allowance for doubtful accounts	221	237
Accounts and other receivables, net	$8,224	$11,108

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

Changes in the Company’s allowance for doubtful accounts for the thirteen-week period ended June 28, 2020 and the fiscal year ended March 29, 2020 are as follows (in thousands):

	June 28, 2020	March 29, 2020

Beginning balance	$237	$585
Bad debt expense	14	71
Accounts written off	(30)	(419)
Ending balance	$221	$237

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 28,	March 29,
	2020	2020

Real estate taxes	$153	$75
Insurance	298	263
Marketing	155	369
Other	498	474
Total prepaid expenses and other current assets	$1,104	$1,181

NOTE J - GOODWILL AND INTANGIBLE ASSETS

The Company determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. The Company’s impairment assessment was performed in accordance with the accounting guidance adopted in the first quarter of fiscal 2021 that simplifies the testing for goodwill impairment, as discussed in Note B – Adoption of New Accounting Standard. Based on the quantitative assessment performed, management determined that the Company’s goodwill has not been impaired as of June 28, 2020 and, as a result, no impairment charge was recorded for the thirteen- week period ended June 28, 2020.

The Company also determined that the impact of COVID-19 was a triggering event that prompted the need to perform interim impairment testing of its finite lived intangible asset. The Company elected to assess qualitative factors to determine whether it was more likely than not that the fair value was less than the carrying amount. No impairment was identified as a result of the Company’s annual impairment test performed at March 29, 2020. Considering this and other factors, the Company determined qualitatively that its finite lived intangible asset, which has a remaining useful life based upon its current Arthur Treacher’s co-branding agreements, is recoverable. As a result, no impairment charge was recorded for the thirteen-week period ended June 28, 2020.

NOTE K - LONG LIVED ASSETS

Long-lived assets on a restaurant-by-restaurant basis are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As a result of the impact of the COVID-19 pandemic on its business, the Company determined that sufficient indicators existed to trigger the performance of an interim impairment analysis as of June 28, 2020.

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed to be permanently impaired during the thirteen-week period ended June 28, 2020 based upon quantitative analysis.

NOTE L – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 28,	March 29,
	2020	2020
Payroll and other benefits	$1,146	$3,075
Accrued rebates	177	514
Rent and occupancy costs	473	84
Deferred revenue	453	797
Construction costs	176	105
Interest	1,593	4,084
Professional fees	123	194
Sales, use and other taxes	27	17
Corporate income taxes	1,375	176
Other	417	251
Total accrued expenses and other current liabilities	$5,960	$9,297

Other liabilities consist of the following (in thousands):

	June 28,	March 29,
	2020	2020
Reserve for uncertain tax positions	$588	$567
Other	129	129
Total other liabilities	$717	$696

NOTE M – INCOME TAXES

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security (the “CARES Act”) into law which among other provisions increases the limitation on the allowed business interest expense deduction from 30 percent to 50 percent of adjusted taxable income for tax years beginning January 1, 2019 and 2020. Additionally, the CARES Act allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018.

The income tax provisions for the thirteen-week periods ended June 28, 2020 and June 30, 2019 reflect effective tax rates of 28.1% and 25.3%, respectively.

Nathan’s effective tax rate for the thirteen-week period ended June 30, 2019 was reduced by 3.2%, as a result of the tax benefits associated with stock compensation. For the thirteen-week period ended June 30, 2019, excess tax benefits of $228,000 were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. Nathan’s effective tax rate without this adjustment would have been 28.5% for the fiscal 2020 period.

The amount of unrecognized tax benefits at June 28, 2020 was $321,000 all of which would impact Nathan’s effective tax rate, if recognized. As of June 28, 2020, Nathan’s had $274,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the fiscal years ended March 27, 2016, March 26, 2017 and March 25, 2018 will be audited. The audit is ongoing.

NOTE N – SEGMENT INFORMATION

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019

Revenues
Branded Product Program	$4,749	$16,113
Product licensing	10,523	8,722
Restaurant operations	2,125	5,201
Corporate (1)	289	482
Total revenues	$17,686	$30,518

Income from operations
Branded Product Program	$272	$2,203
Product licensing	10,477	8,676
Restaurant operations	(893)	750
Corporate	(1,762)	(2,181)
Income from operations	$8,094	$9,448
Interest expense	(2,650)	(2,650)
Interest income	117	366
Other income, net	-	21
Income before provision for income taxes	$5,561	$7,185

(1)	Represents advertising fund revenue

NOTE O – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen-week periods ended June 28, 2020 and June 30, 2019 was $29,000 and $28,000, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of June 28, 2020, there was $140,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately fourteen months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019

Stock options	$21	$21
Restricted stock	8	7
Total compensation cost	$29	$28

Stock options:

There were no new share-based awards granted during the thirteen-week period ended June 28, 2020.

Transactions with respect to stock options for the thirteen weeks ended June 28, 2020 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 29, 2020	10,000	$89.90	3.45	-
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at June 28, 2020	10,000	$89.90	3.21	-

Options exercisable at June 28, 2020	3,333	$89.90	3.21	-

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 28, 2020 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 29, 2020	667	$89.90
Granted	-	-
Vested	-	-
Unvested restricted stock at June 28, 2020	667	$89.90

NOTE P– STOCKHOLDERS’ EQUITY

1.	Dividends

Effective June 12, 2020, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2021, aggregating $1,440,000, which was paid on June 26, 2020 to stockholders of record as of the close of business on June 22, 2020.

Effective August 7, 2020, the Board declared its second quarterly cash dividend of $0.35 per share payable on September 4, 2020 to stockholders of record as of the close of business on August 24, 2020.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank National Association, as trustee and collateral trustee (see Note Q). In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

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

On September 18, 2019, the Company’s shareholders approved the Nathan’s Famous, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan became effective as of July 1, 2020 (the "Effective Date"). Following the Effective Date, (i) no additional stock awards will be granted under the 2010 Plan and (ii) all outstanding stock awards previously granted under the 2010 Plan remained subject to the terms of the 2010 Plan. All awards granted on or after the Effective Date shall be subject to the terms of the 2019 Plan.

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 11,000 shares. As of June 28, 2020, there were up to 208,584 shares available to be issued for future option grants or up to 184,808 shares of restricted stock that may be granted under the 2010 Plan.

3.	Stock Repurchase Programs

During the period from October 2001 through June 28, 2020, Nathan’s purchased 5,254,081 shares of common stock at a cost of $84,770,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen-week period ended June 28, 2020, we repurchased 26,676 shares of common stock at a cost of $1,501,000.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 28, 2020, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At June 28, 2020 there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which will expire on the earlier of (a) August 12, 2020 or (b) the earlier of when (i) the aggregate purchase price of all shares of common stock purchased under the 10b5-1 Plan equals $5,550,000 and (ii) the aggregate purchases under the 10b5-1 Plan equals 100,000 shares unless terminated earlier by the Company’s Board of Directors.

During the thirteen-week period ended June 28, 2020, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

At June 28, 2020, $1,322,000 or 22,406 shares were available for repurchase under the 10b5-1 Plan.

NOTE Q – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 28,	March 29,
	2020	2020

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(3,687)	(3,860)
Long-term debt, net	$146,313	$146,140

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

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of June 28, 2020, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10,000,000 of the 2025 Notes by the Company (at a price equal to or less than par) from time to time. There is no set time limit on the repurchases.

NOTE R – LEASES

The Company is party as lessee to various leases for its Company-operated restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen-week period ended June 28, 2020 were as follows (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019
Statement of Earnings
Operating lease cost	$415	$342
Short term lease cost	-	6
Variable lease cost	338	423
Less: Sublease income, net	-	(21)

Total net lease cost (a)	$753	$750

(a)

the thirteen-week periods ended June 28, 2020 and June 30, 2019 include $579 and $550, net recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants, $174 and $170 recorded to “General and administrative expenses” for leases for corporate offices and equipment and $- and $21 recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019

Operating cash flows from operating leases	$205	$160

The weighted average remaining lease term and weighted-average discount rate for operating leases as of June 28, 2020 were as follows:

Weighted average remaining lease term (years):
Operating leases	7.8

Weighted average discount rate:
Operating leases	8.876%

Future lease commitments to be paid and received by the Company as of June 28, 2020 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2021 (a)	$1,164	$170	$994
2022	1,837	247	1,590
2023	1,849	168	1,681
2024	1,774	169	1,605
2025	1,678	169	1,509
Thereafter	5,473	352	5,121
Total lease commitments	$13,775	$1,275	$12,500
Less: Amount representing interest	3,865
Present value of lease liabilities (b)	$9,910

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2021 fiscal year. Amount does not include $338 of lease commitments paid and received by the Company for the thirteen-week period ended June 28, 2020.

(b)	The present value of minimum operating lease payments of $1,702 and $8,208 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Company as lessor

The components of lease income for the thirteen-week periods ended June 28, 2020 and June 30, 2019 were as follows (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019

Operating lease income, net	$-	$21

NOTE S – COMMITMENTS AND CONTINGENCIES

1. Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of June 28, 2020, Nathan’s has recorded a liability of $110,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during the Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes; the impact of the Tax Cuts and Jobs Act (“the Tax Act”); the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 29, 2020, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At June 28, 2020, our restaurant system consisted of 217 Nathan’s franchised units, including 95 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 20 states, and 9 foreign countries. At June 30, 2019, our restaurant system consisted of 253 Nathan’s franchised units, including 111 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 22 states, and 14 foreign countries.

Over the past several years, our strategic emphasis has been to increase the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units. The primary drivers of our recent growth have been our Licensing and Branded Product Programs which have been the largest contributors to the Company’s profits.

We remain committed to these parts of our business and we continue to reinvigorate our restaurant system. The operating plan we have adopted in this regard is focused on surrounding our core items, Nathan’s World Famous beef hot dogs and crinkle-cut French fried potatoes, with other much higher quality menu items developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities have been combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts. Additionally, while we do not expect to significantly increase the number of company-owned units, we do expect to opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system.

As described in our Annual Report on Form 10-K for the year ended March 29, 2020, our future results could be materially impacted by many developments including the impact of the COVID-19 pandemic on our business, our dependence on John Morrell & Co. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with John Morrell & Co. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef compared to earlier periods in addition to the potential impact that any future tariffs may have on the business.

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

Impact of COVID-19 pandemic on our business

The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the thirteen weeks ended June 28, 2020 (“fiscal 2021 period”) and continues into the second quarter of fiscal 2021. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as our Branded Product Program customers.

Three of our four Company-owned restaurants remained open throughout the fiscal 2021 period and continued to offer food primarily through take-out and delivery. Our seasonal location on the Coney Island Boardwalk opened on May 15, 2020. As governmental restrictions ease, we expect to offer dine-in seating and service at reduced capacity at our restaurants.

The majority of our franchised locations were temporarily closed during the fiscal 2021 period due to their locations in venues that are closed (such as shopping malls and movie theaters) or venues operating at significantly reduced traffic (such as airports and highway travel plazas). Such closures and disruptions have materially impacted franchise fees and royalties, as compared to the same period last year. We are principally focused on the well-being and safety of our guests, franchisees, restaurant associates and all other employees. Approximately 52% of our franchised locations have reopened as of the date of this report.

The sales and profits from our Branded Product Program have been impacted as many of our customers operate in venues that are currently closed and may be slow to reopen, such as professional sports venues, amusement parks, shopping malls and movie theaters.

To help mitigate the impact of the COVID-19 pandemic, we have taken the following decisive actions which are on-going:

●	Reduced payroll costs, through salary reductions and furloughs
●	Reduced discretionary operating expenses, including marketing and travel
●	Postponed non-essential capital spending
●	Launched curbside delivery at three of our four Company-owned restaurants
●	Introduced “ghost kitchens” whereby well-known restaurants will have the ability to market our products for pick-up or in the form of meal-kits for at home preparation
●	Implemented enhanced health and safety protocols across the Company

While there is significant uncertainty as to the duration and extent of the impact of the COVID-19 pandemic, we expect the pandemic will continue to have a negative impact on our revenue and net income for the remainder of fiscal 2021. Even as government restrictions are lifted, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels, and could result in reduced restaurant traffic and consumer spending trends that may adversely impact our financial position and results of operations.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 29, 2020, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Except for the adoption in Note B – simplifying the testing for goodwill impairment, there have been no other significant changes to the Company’s accounting policies subsequent to March 29, 2020.

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

The following is a reconciliation of Net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 28, 2020	June 30, 2019
	(unaudited)
Net income	$4,000	$5,369
Interest expense	2,650	2,650
Provision for income taxes	1,561	1,816
Depreciation and amortization	310	310
EBITDA	8,521	10,145

Share-based compensation	29	28
Adjusted EBITDA	$8,550	$10,173

Results of Operations

Thirteen weeks ended June 28, 2020 compared to thirteen weeks ended June 30, 2019

Revenues

Total sales decreased by 67% to $6,683,000 for the thirteen weeks ended June 28, 2020 (“fiscal 2021 period”) as compared to $20,237,000 for the thirteen weeks ended June 30, 2019 (“fiscal 2020 period”). Foodservice sales from the Branded Product Program decreased by 70.5% to $4,749,000 for the fiscal 2021 period as compared to sales of $16,113,000 in the fiscal 2020 period. The sales from our Branded Product Program have been impacted by the COVID-19 pandemic as many of our customers operate in venues that are currently closed and may be slow to reopen, such as professional sports venues, amusement parks, shopping malls and movie theatres. Our average selling prices increased by approximately 7.0%. During the fiscal 2021 period, the volume of business decreased by approximately 71% as compared to the fiscal 2020 period.

Total Company-owned restaurant sales decreased by 53.1% to $1,934,000 during the fiscal 2021 period as compared to $4,124,000 during the fiscal 2020 period. The decrease was primarily due to a decline in traffic related to the impact of the COVID-19 pandemic during the fiscal 2021 period. Due to governmental restrictions, our Company-owned restaurants have been only offering food through take-out and delivery services.

License royalties increased by 20.6%, to $10,523,000 in the fiscal 2021 period as compared to $8,722,000 in the fiscal 2020 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 19.5% to $9,744,000 for the 2021 fiscal period as compared to $8,157,000 in the fiscal 2020 period. As consumers shelter at home, our licensing business continues to show strong consumer demand. The increase is due to a 7.1% increase in retail volume during the fiscal 2021 period and a 15.3% increase in average net selling price as compared to the fiscal 2020 period. Additionally, the foodservice business earned lower royalties of $267,000 as compared to the fiscal 2020 period due to a shift in the Sam’s Club business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $214,000 during the fiscal 2021 period as compared to the fiscal 2020 period primarily due to additional royalties earned on sales of French fries, cocktail franks and mozzarella sticks.

Franchise fees and royalties were $191,000 in the fiscal 2021 period as compared to $1,077,000 in the fiscal 2020 period. Total royalties were $110,000 in the fiscal 2021 period as compared to $980,000 in the fiscal 2020 period. Royalties earned under the Branded Menu program were $17,000 in the fiscal 2021 period as compared to $209,000 in the fiscal 2020 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $93,000 in the fiscal 2021 period as compared to $771,000 in the fiscal 2020 period. Franchise restaurant sales declined to $2,218,000 in the fiscal 2021 period as compared to $17,516,000 in the fiscal 2020 period primarily due to mandated shutdowns and stay at home orders across the country as a result of the COVID-19 pandemic. Comparable domestic franchise sales (consisting of 29 Nathan’s outlets, excluding sales under the Branded Menu Program) were $1,479,000 in the fiscal 2021 period as compared to $7,600,000 in the fiscal 2020 period.

At June 28, 2020, 217 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 253 franchised outlets, including domestic, international and Branded Menu Program outlets at June 30, 2019. Total franchise fee income was $81,000 in the fiscal 2021 period as compared to $97,000 in the fiscal 2020 period. Domestic franchise fee income was $33,000 in the fiscal 2021 period as compared to $38,000 in the fiscal 2020 period. International franchise fee income was $25,000 in the fiscal 2021 period as compared to $41,000 during the fiscal 2020 period. We recognized $23,000 and $18,000 in forfeited fees in the fiscal 2021 and fiscal 2020 periods, respectively. During the fiscal 2021 period, two new traditional franchised outlets opened, domestically. During the fiscal 2020 period, four new traditional franchised outlets opened, domestically.

Advertising fund revenue, after eliminating Company contributions, was $289,000 in the fiscal 2021 period, as compared to $482,000 in the fiscal 2020 period.

Costs and Expenses

Overall, our cost of sales decreased by 65.7% to $5,297,000 in the fiscal 2021 period as compared to $15,422,000 in the fiscal 2020 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $1,386,000 or 20.7% of sales during the fiscal 2021 period as compared to $4,815,000 or 23.8% of sales during the fiscal 2020 period. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program and higher prime restaurant costs associated with new menu offerings.

Cost of sales in the Branded Product Program decreased by approximately $9,178,000 during the fiscal 2021 period as compared to the fiscal 2020 period, primarily due to the 10.4% increase in the average cost per pound of our hot dogs offset by the 71% decrease in the volume of product sold due to the COVID-19 pandemic as discussed above. We did not make any purchase commitments of beef during the fiscal 2021 and 2020 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

Beginning in May 2020, the cost of hot dogs increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2021 period was $1,344,000 or 69.5% of restaurant sales, as compared to $2,291,000 or 55.6% of restaurant sales in the fiscal 2020 period. We experienced higher food costs driven by the higher commodity costs of beef, and higher labor costs in connection with training associated with the introduction of new menu offerings. We expect that our future labor costs will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State as well as other new labor regulations and our food costs may be impacted by increases in commodity costs.

Restaurant operating expenses were $852,000 in the fiscal 2021 period as compared to $919,000 in the fiscal 2020 period. We incurred lower marketing expenses of $48,000 and lower utility expenses of $14,000.

Depreciation and amortization was $310,000 in the fiscal 2021 and fiscal 2020 periods.

General and administrative expenses decreased by $1,093,000 or 27.8% to $2,844,000 in the fiscal 2021 period as compared to $3,937,000 in the fiscal 2020 period. The decrease in general and administrative expenses was primarily attributable to reduced corporate payroll expenses through salary reductions and furloughs, a lower incentive compensation accrual, reduced tradeshow expenses in light of the COVID-19 pandemic and reductions in other discretionary expenses including marketing and travel.

Advertising fund expense, after eliminating Company contributions, was $289,000 in the fiscal 2021 period, as compared to $482,000 in the fiscal 2020 period.

Other Items

Interest expense of $2,650,000 in the fiscal 2021 and fiscal 2020 periods represented accrued interest of $2,477,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $173,000.

Interest income was $117,000 for the fiscal 2021 period as compared to $366,000 in the fiscal 2020 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $21,000 in the fiscal 2020 period.

Provision for Income Taxes

The income tax provision for the thirteen-week periods ended June 28, 2020 and June 30, 2019 reflect effective tax rates of 28.1% and 25.3%, respectively. Nathan’s effective tax rate for the thirteen-week period June 30, 2019 was reduced by 3.2%, as a result of the tax benefits associated with stock compensation. For the thirteen weeks ended June 30, 2019, excess tax benefits of $228,000, were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. Nathan’s effective tax rate without this adjustment would have been 28.5% for the fiscal 2020 period. In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the fiscal years ended March 27, 2016, March 26, 2017, and March 25, 2018 will be audited. The audit is ongoing.

The amount of unrecognized tax benefits at June 28, 2020 was $321,000 all of which would impact Nathan’s effective tax rate, if recognized. As of June 28, 2020, Nathan’s had $274,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 28, 2021.

Off-Balance Sheet Arrangements

At June 28, 2020 and June 30, 2019, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 28, 2020 aggregated $76,941,000, a $176,000 decrease during the fiscal 2021 period as compared to cash and cash equivalents of $77,117,000 at March 29, 2020. Net working capital increased to $76,404,000 from $75,165,000 at March 29, 2020. On May 1, 2020, we paid our first semi-annual interest payment of $4,968,750 for fiscal 2021. We paid our first quarter dividend of $1,440,000 on June 26, 2020.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note Q – Long Term Debt in the accompanying Consolidated Financial Statements, for a further discussion of the Redemption.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are $4,968,750. During the thirteen-week period ended June 28, 2020, we paid interest of $4,968,750 on May 1, 2020 for the 2025 Notes. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $3,002,000 in the fiscal 2021 period is primarily attributable to net income of $4,000,000 in addition to other non-cash operating items of $584,000, offset by changes in other operating assets and liabilities of $1,582,000. Non-cash operating expenses consist principally of $310,000 of depreciation and amortization, $173,000 amortization of debt issuance costs, share-based compensation expense of $29,000, non-cash rental expense of $66,000, and bad debts of $14,000. In the fiscal 2021 period, accounts and other receivables decreased by $2,870,000 due primarily to lower Branded Product Program receivables of $3,231,000 due to reduced sales as a result of the COVID-19 pandemic, offset, in part, by higher franchise and license royalty receivables and higher seasonal receivables due on behalf of the Advertising Fund. In the fiscal 2021 period, accounts payable, accrued expenses and other current liabilities decreased by $4,127,000 due to the reduction in accrued interest of $2,491,000 resulting from our May 2020 debt service payment. Accrued payroll and other benefits declined by $1,929,000 resulting from the payment of year-end compensation. This was offset by higher accrued corporate taxes of $1,199,000. Accounts payable decreased by $790,000 due principally to reduced product purchases made for the Branded Product Program due to the slowdown resulting from the COVID-19 pandemic. Rebates due under the Branded Product Program were lower by $337,000 due primarily to reduced sales as a result of the COVID-19 pandemic. Partially offsetting this reduction were increased accrued expenses for construction costs and other items.

Cash used in investing activities was $237,000 in the fiscal 2021 period primarily in connection with capital expenditures incurred for our Branded Product Program and the installation of a new point-of-sale system at our Company-owned units.

Cash used in financing activities of $2,941,000 in the fiscal 2021 period relates to the payment of the Company’s regular $0.35 per share cash dividend of $1,440,000. Additionally, during the fiscal 2021 period, Nathan’s repurchased 26,676 shares of common stock for $1,501,000.

During the period from October 2001 through June 28, 2020, Nathan’s purchased 5,254,081 shares of its common stock at a cost of approximately $84,770,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,362,981 shares at a total cost of approximately $77,612,000, reducing the number of shares then-outstanding by 55.9%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 28, 2020, Nathan’s has repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At June 28, 2020, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, The Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which will expire on the earlier of (a) August 12, 2020 or (b) the earlier of when (i) the aggregate purchase price of all shares of common stock purchased under the 10b5-1 Plan equals $5,550,000 and (ii) the aggregate purchases under the 10b5-1 Plan equals 100,000 shares unless terminated earlier by the Company’s Board of Directors.

During the thirteen weeks ended June 28, 2020, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan. At June 28, 2020, $1,322,000 or 22,406 shares were available for repurchase under the 10b5-1 Plan.

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10,000,000 of the 2025 Notes by the Company (at a price equal to or less than par) from time to time. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at June 28, 2020 aggregating $76,941,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, Nathans’ Board of Directors authorized the increase of its regular quarterly dividend to $0.35 from $0.25. The Company paid its first quarter fiscal 2021 dividend of $1,440,000 on June 26, 2020.

Effective August 7, 2020, the Company declared its second quarter dividend of $0.35 per common share to stockholders of record as of the close of business on August 24, 2020, which is payable on September 4, 2020.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 28, 2021, we will be required to make interest payments of $9,937,500, of which $4,968,750 has been made on May 1, 2020.

Management believes that available cash, cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At June 28, 2020, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of June 28, 2020 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements (b)	3,892	1,292	2,000	400	200
Operating Leases (c)	13,775	1,702	3,691	3,417	4,965
Gross Cash Contractual Obligations	167,667	2,994	5,691	3,817	155,165
Sublease Income (c)	1,275	246	381	338	310
Net Cash Contractual Obligations	$166,392	$2,748	$5,310	$3,479	$154,855

a)	Represents the principal due on the 2025 Notes, but does not include interest expense.
b)	Reflects the temporary salary reductions implemented in response to COVID-19, estimated to remain in place for six months.
c)	See Note R to the Consolidated Financial Statements for additional information on the Company’s lease commitments.

At June 28, 2020, the Company had unrecognized tax benefits of $321,000. The Company believes that is reasonably possible that the unrecognized tax benefits may decrease by $16,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of June 28, 2020, Nathan’s has recorded a liability of $110,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.2% higher than between October 2018 and March 2019. Our average cost of hot dogs between April 2020 and June 2020 was approximately 9.1% higher than between April 2019 and June 2019.

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

Effective April 1, 2014, the City of New York, passed legislation requiring employers to offer paid sick leave to all employees, including part-time employees, who work more than 80 hours for the employer. Nathan’s currently operates two restaurants that have been affected by this legislation.

Effective November 27, 2017, the City of New York Fair Work Week Legislation package of bills took effect that the city estimates will cover some 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two Coney Island beach locations during the summer season, we are unable to determine the potential impact on our results of operations, which could be material. We believe that we have been able to implement tools to minimize the financial impact of this legislation. Nevertheless, we incurred approximately $1,000 of additional costs due to this legislation during the fiscal 2021 period.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 29, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 28, 2020, Nathan’s cash and cash equivalents aggregated $76,941,000. Earnings on this cash would increase or decrease by approximately $192,000 per annum for each 0.25% change in interest rates.

Borrowings

At June 28, 2020, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.2% higher than between October 2018 and March 2019. Our average cost of hot dogs between April 2020 and June 2020 was approximately 9.1% higher than between April 2019 and June 2019.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen-week period ended June 28, 2020 would have increased or decreased our cost of sales by approximately $439,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 29, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 28, 2020, Nathan’s has repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At June 28, 2020, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved the 10b5-1 Plan which will expire on the earlier of (a) August 12, 2020 or (b) the earlier of when (i) the aggregate purchase price of all shares of common stock purchased under the 10b5-1 Plan equals $5,550,000 and (ii) the aggregate purchases under the 10b5-1 Plan equals 100,000 shares unless terminated earlier by the Company’s Board of Directors.

 ISSUER PURCHASES OF EQUITY SECURITIES

Period (A)	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2020 April 26, 2020	18,747	$57.27	18,747	141,479
April 27, 2020 May 24, 2020	7,338	$53.86	7,338	134,141
May 25, 2020 June 28, 2020	591	$53.99	591	133,550
Total	26,676	$56.26	26,676	133,550

(A)	Represents the Company’s fiscal periods during the quarter ended June 28, 2020.
(B)	The shares of the Company’s common stock were purchased pursuant to the 10b5-1 Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 7, 2020, the Board declared its quarterly cash dividend of $0.35 per share payable on September 4, 2020 to shareholders of record as of the close of business on August 24, 2020.

 Item 6. Exhibits.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Robert Steinberg, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 7, 2020	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)