Form 10-Q
period 2020-09-27
NATHANS FAMOUS, INC.
filed 2020-11-06
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from to .

Commission File No. 001-35962

NATHAN'S FAMOUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 6, 2020, an aggregate of 4,114,934 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 27, 2020 and March 29, 2020

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	September 27, 2020	March 29, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note F)	$81,519	$77,117
Accounts and other receivables, net (Note H)	8,967	11,108
Inventories	557	378
Prepaid expenses and other current assets (Note I)	621	1,181
Total current assets	91,664	89,784

Property and equipment, net of accumulated depreciation of $10,024 and $9,468, respectively	4,372	4,610
Operating lease assets (Note R)	8,648	9,181
Goodwill	95	95
Intangible asset	1,212	1,269
Deferred income taxes	7	-
Other assets	334	343

Total assets	$106,332	$105,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,088	$3,509
Accrued expenses and other current liabilities (Note L)	7,552	9,297
Current portion of operating lease liabilities (Note R)	1,821	1,583
Deferred franchise fees	225	230
Total current liabilities	12,686	14,619

Long-term debt, net of unamortized debt issuance costs of $3,514 and $3,860, respectively (Note Q)	146,486	146,140
Operating lease liabilities (Note R)	7,887	8,532
Other liabilities (Note L)	739	696
Deferred franchise fees	1,609	1,687
Deferred income taxes	-	9

Total liabilities	169,407	171,683

COMMITMENTS AND CONTINGENCIES (Note S)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,015 and 9,368,792 shares issued; and 4,114,934 and 4,141,387 shares outstanding at September 27, 2020 and March 29, 2020, respectively	94	94
Additional paid-in capital	62,182	62,130
(Accumulated deficit)	(40,581)	(45,356)
Stockholders’ equity before treasury stock	21,695	16,868

Treasury stock, at cost, 5,254,081 and 5,227,405 shares at September 27, 2020 and March 29, 2020	(84,770)	(83,269)
Total stockholders’ deficit	(63,075)	(66,401)

Total liabilities and stockholders’ deficit	$106,332	$105,282

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Twenty-six weeks ended September 27, 2020 and September 29, 2019

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

REVENUES
Sales	$12,692	$22,106	$19,375	$42,343
License royalties	8,268	5,425	18,791	14,147
Franchise fees and royalties	476	1,498	667	2,575
Advertising fund revenue	403	697	692	1,179
Total revenues	21,839	29,726	39,525	60,244

COSTS AND EXPENSES
Cost of sales	9,927	16,289	15,224	31,711
Restaurant operating expenses	1,011	1,108	1,863	2,027
Depreciation and amortization	302	337	612	647
General and administrative expenses	2,612	3,559	5,456	7,496
Advertising fund expense	403	1,067	692	1,549
Total costs and expenses	14,255	22,360	23,847	43,430

Income from operations	7,584	7,366	15,678	16,814

Loss on disposal of property and equipment	-	(2)	-	(2)
Interest expense	(2,651)	(2,651)	(5,301)	(5,301)
Interest income	103	370	220	736
Other income, net	22	20	22	41

Income before provision for income taxes	5,058	5,103	10,619	12,288
Provision for income taxes	1,403	1,445	2,964	3,261
Net income	$3,655	$3,658	$7,655	$9,027

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,115	4,227	4,118	4,216
Diluted	4,115	4,227	4,118	4,216

Income per share:
Basic	$.89	$.87	$1.86	$2.14
Diluted	$.89	$.87	$1.86	$2.14

Dividends declared per share	$.35	$.35	$.70	$.70

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended September 27, 2020 and September 29, 2019

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, June 28, 2020	9,368,792	$94	$62,159	$(42,796)	5,254,081	$(84,770)	$(65,313)

Shares issued in connection with share-based compensation plans	223	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(6)	-	-	-	(6)
Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	3,655	-	-	3,655
Balance, September 27, 2020	9,369,015	$94	$62,182	$(40,581)	5,254,081	$(84,770)	$(63,075)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, June 30, 2019	9,368,572	$94	$62,050	$(48,989)	5,141,763	$(78,303)	$(65,148)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(8)	-	-	-	(8)
Dividends on common stock	-	-	-	(1,479)	-	-	(1,479)
Share-based compensation	-	-	30	-	-	-	30
Net income	-	-	-	3,658	-	-	3,658
Balance, September 29, 2019	9,368,792	$94	$62,072	$(46,810)	5,141,763	$(78,303)	$(62,947)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Twenty-six weeks ended September 27, 2020 and September 29, 2019

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

Shares issued in connection with share-based compensation plans	223	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(6)	-	-	-	(6)
Repurchase of common stock	-	-	-	-	26,676	(1,501)	(1,501)
Dividends on common stock	-	-	-	(2,880)	-	-	(2,880)
Share-based compensation	-	-	58	-	-	-	58
Net income	-	-	-	7,655	-	-	7,655
Balance, September 27, 2020	9,369,015	$94	$62,182	$(40,581)	5,254,081	$(84,770)	$(63,075)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

Shares issued in connection with share-based compensation plans	32,454	1	1,077	-	-	-	1,078
Withholding tax on net share settlement of share-based compensation plans	-	-	(8)	-	-	-	(8)
Dividends on common stock	-	-	-	(2,958)	-	-	(2,958)
Share-based compensation	-	-	58	-	-	-	58
Net income	-	-	-	9,027	-	-	9,027
Balance, September 29, 2019	9,368,792	$94	$62,072	$(46,810)	5,141,763	$(78,303)	$(62,947)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 27, 2020 and September 29, 2019

(in thousands)

(Unaudited)

	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income	$7,655	$9,027
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	612	647
Loss on disposal of property and equipment	-	2
Non-cash rental expense	127	-
Amortization of debt issuance costs	346	346
Share-based compensation expense	58	58
Income tax benefit on stock option exercises	-	228
Provision for doubtful accounts	27	23
Deferred income taxes	(16)	(16)
Changes in operating assets and liabilities:
Accounts and other receivables, net	2,114	(2,020)
Inventories	(179)	(80)
Prepaid expenses and other current assets	560	412
Other assets	9	5
Accounts payable, accrued expenses and other current liabilities	(2,166)	(2,171)
Deferred franchise fees	(83)	(489)
Other liabilities	43	123

Net cash provided by operating activities	9,107	6,095

Cash flows from investing activities:
Purchase of property and equipment	(318)	(182)

Net cash used in investing activities	(318)	(182)

Cash flows from financing activities:
Dividends paid to stockholders	(2,880)	(2,958)
Proceeds from exercise of stock options	-	1,078
Payments of withholding tax on net share settlement of share-based compensation plans	(6)	(8)
Repurchase of treasury stock	(1,501)	-

Net cash used in financing activities	(4,387)	(1,888)

Net increase in cash and cash equivalents	4,402	4,025

Cash and cash equivalents, beginning of period	77,117	75,446

Cash and cash equivalents, end of period	$81,519	$79,471

Cash paid during the period for:
Interest	$4,969	$4,969
Income taxes	$2,743	$2,955

Non-cash financing activity:
Dividends declared per share	$.70	$.70

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2020

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 27, 2020 and September 29, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

Covid-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic. The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the thirteen and twenty-six weeks ended September 27, 2020 (“fiscal 2021 period”) and continues into the third quarter of fiscal 2021. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers. We cannot predict whether, when or the manner in which the conditions surrounding the pandemic will change and cannot currently estimate the impact on our business in the short or long-term.

As of the date of this filing, three of our Company-owned restaurants continue to operate. Our seasonal location on the Coney Island Boardwalk closed on September 13, 2020. Beginning in the second quarter fiscal 2021, the Company re-opened the dining rooms at our Company-owned restaurants located in Oceanside, New York and Yonkers, New York. Although these dining rooms are open, they are operating at reduced capacity, as stipulated under government orders, as well as due to social distancing protocols that are also mandated by the same government orders. Even without governmental restrictions, customers may continue to choose to reduce or to eliminate in-restaurant dining because of the rise in the number of COVID-19 cases.

A majority of our franchised locations closed temporarily during the fiscal 2021 period due to their locations being in venues that were closed (such as movie theaters) or venues operating at reduced traffic levels (such as airports, highway travel plazas and shopping malls). As a result, franchise system sales have been significantly impacted. Even after these restrictions are lifted, customers may still be reluctant to return to in-restaurant dining. As of the date of this filing, approximately 60% of our franchise locations are open.

The sales and profits from our Branded Product Program have been adversely impacted as many of our customers operate in venues that are currently closed (such as movie theaters) or venues operating at significantly reduced traffic, such as professional sports arenas, amusement parks and shopping malls.

To help mitigate the impact of the COVID-19 pandemic, we have taken the following decisive actions which are on-going:

●	Reduced payroll costs, through salary reductions and furloughs
●	Reduced discretionary operating expenses, including marketing and travel
●	Postponed non-essential capital spending
●	Launched curbside delivery at three of our four Company-owned restaurants
●	Introduced “ghost kitchens” whereby well-known restaurants have the ability to market our products for pick-up or in the form of meal-kits for at home preparation
●	Implemented enhanced health and safety protocols across the Company

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

We continue to actively monitor the evolving situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and shareholders.

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

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen and twenty-six weeks ended September 27, 2020 and September 29, 2019 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Branded Products	$9,698	$16,182	$14,447	$32,295
Company-operated restaurants	2,994	5,924	4,928	10,048
Total sales	12,692	22,106	19,375	42,343

License royalties	8,268	5,425	18,791	14,147

Franchise royalties	409	1,047	519	2,027
Franchise fees	67	451	148	548
Total franchise fees and royalties	476	1,498	667	2,575

Advertising fund revenue	403	697	692	1,179

Total revenues	$21,839	$29,726	$39,525	$60,244

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

United States	$21,501	$28,235	$38,913	$57,622
International	338	1,491	612	2,622
Total revenues	$21,839	$29,726	$39,525	$60,244

Contract balances

The following table provides information about contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

	September 27, 2020	March 29, 2020
Deferred franchise fees (a)	$1,834	$1,917

(a)	Deferred franchise fees of $225 and $1,609 as of September 27, 2020 and $230 and $1,687 as of March 29, 2020 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

	Twenty-six weeks ended
	September 27, 2020	September 29, 2019
Deferred franchise fees at beginning of period	1,917	3,005
Additions to deferred revenue	65	59
Revenue recognized during the period	(148)	(548)
Deferred franchise fees at end of period	$1,834	$2,516

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2021 (a)	$114
2022	218
2023	195
2024	183
2025	175
Thereafter	949
Total	$1,834

(a)

Represents franchise fees expected to be recognized for the remainder of the 2021 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $148 of franchise fee revenue recognized for the twenty-six weeks ended September 27, 2020.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 27, 2020 and September 29, 2019, respectively.

Thirteen weeks
	Net Income		Number of Shares		Net Income Per Share
	2020	2019	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,655	$3,658	4,115	4,227	$0.89	$0.87
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$3,655	$3,658	4,115	4,227	$0.89	$0.87

Twenty-six weeks
	Net Income		Number of Shares		Net Income Per Share
	2020	2019	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$7,655	$9,027	4,118	4,216	$1.86	$2.14
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$7,655	$9,027	4,118	4,216	$1.86	$2.14

Options to purchase 10,000 shares of common stock in the thirteen and twenty-six week periods ended September 27, 2020 and September 29, 2019 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at September 27, 2020 and March 29, 2020.

At September 27, 2020 and March 29, 2020, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

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

●     Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of September 27, 2020 and March 29, 2020 were as follows (in thousands):

	September 27, 2020		March 29, 2020
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$152,250	$150,000	$138,000

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 27, 2020, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 27,	March 29,
	2020	2020

Branded product sales	$5,632	$6,789
Franchise and license royalties	3,130	4,299
Other	460	257
	9,222	11,345

Less: allowance for doubtful accounts	255	237
Accounts and other receivables, net	$8,967	$11,108

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 27, 2020 and the fiscal year ended March 29, 2020 are as follows (in thousands):

	September 27, 2020	March 29, 2020

Beginning balance	$237	$585
Bad debt expense	27	71
Write-offs and other	(9)	(419)
Ending balance	$255	$237

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 27,	March 29,
	2020	2020

Real estate taxes	$73	$75
Insurance	184	263
Marketing	-	369
Other	364	474
Total prepaid expenses and other current assets	$621	$1,181

NOTE J - GOODWILL AND INTANGIBLE ASSETS

The Company determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. The Company’s impairment assessment was performed in accordance with the accounting guidance adopted in the first quarter of fiscal 2021 that simplifies the testing for goodwill impairment, as discussed in Note B – Adoption of New Accounting Standard. Based on the quantitative assessment performed, management determined that the Company’s goodwill has not been impaired as of September 27, 2020 and, as a result, no impairment charge was recorded for the thirteen and twenty-six week periods ended September 27, 2020.

The Company's definite-lived intangible asset consists of trademarks, tradenames and other intellectual property in connection with its Arthur Treacher's co-branding agreements.  The Company reviews its definite-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company determined that the impact of COVID-19 on its business was a sufficient indicator that the carrying value may not be recoverable.  The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements, which has a remaining useful life based upon the term of its agreements. Based on the quantitative test performed and other qualitative factors, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the thirteen and twenty-six week periods ended September 27, 2020.

NOTE K - LONG LIVED ASSETS

Long-lived assets on a restaurant-by-restaurant basis are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As a result of the impact of the COVID-19 pandemic on its business, the Company determined that sufficient indicators existed to trigger the performance of an interim impairment analysis as of September 27, 2020.

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed to be permanently impaired during the thirteen and twenty-six week periods ended September 27, 2020 based upon quantitative analysis.

NOTE L – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 27,	March 29,
	2020	2020
Payroll and other benefits	$1,541	$3,075
Accrued rebates	212	514
Rent and occupancy costs	440	84
Deferred revenue	303	797
Construction costs	66	105
Interest	4,070	4,084
Professional fees	134	194
Sales, use and other taxes	57	17
Corporate income taxes	371	176
Other	358	251
Total accrued expenses and other current liabilities	$7,552	$9,297

Other liabilities consist of the following (in thousands):

	September 27,	March 29,
	2020	2020
Reserve for uncertain tax positions	$610	$567
Other	129	129
Total other liabilities	$739	$696

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

The income tax provisions for the twenty-six periods ended September 27, 2020 and September 29, 2019 reflect effective tax rates of 27.9% and 26.5%, respectively.

Nathan’s effective tax rate for the twenty-six week period September 29, 2019 was reduced by 1.9% as a result of the tax benefits associated with stock compensation. For the twenty-six week period ended September 29, 2019, excess tax benefits of $228,000 were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. Nathan’s effective tax rate without this adjustment would have been 28.4% for the fiscal 2020 period.

The amount of unrecognized tax benefits at September 27, 2020 was $333,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 27, 2020, Nathan’s had $289,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Interest expense, interest income, and other income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019

Revenues
Branded Product Program	$9,698	$16,182	$14,447	$32,295
Product licensing	8,268	5,425	18,791	14,147
Restaurant operations	3,470	7,422	5,595	12,623
Corporate (1)	403	697	692	1,179
Total revenues	$21,839	$29,726	$39,525	$60,244

Income from operations
Branded Product Program	$1,252	$2,124	$1,524	$4,327
Product licensing	8,223	5,380	18,700	14,056
Restaurant operations	(138)	2,103	(1,031)	2,853
Corporate	(1,753)	(2,241)	(3,515)	(4,422)
Income from operations	$7,584	$7,366	$15,678	$16,814

Loss on disposal of property and equipment	-	(2)	-	(2)
Interest expense	(2,651)	(2,651)	(5,301)	(5,301)
Interest income	103	370	220	736
Other income, net	22	20	22	41
Income before provision for income taxes	$5,058	$5,103	$10,619	$12,288

(1)	Represents advertising fund revenue

NOTE O – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen week periods ended September 27, 2020 and September 29, 2019 was $29,000 and $30,000, respectively. Total share-based compensation during the twenty-six week periods ended September 27, 2020 and September 29, 2019 was $58,000. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of September 27, 2020, there was $111,000 of unamortized compensation expense related to share-based incentive awards. The Company expects to recognize this expense over approximately eleven months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	Sept. 27, 2020	Sept. 29, 2019	Sept. 27, 2020	Sept. 29, 2019

Stock options	$21	$22	$42	$43
Restricted stock	8	8	16	15
Total compensation cost	$29	$30	$58	$58

Stock options:

There were no new share-based awards granted during the twenty-six week period ended September 27, 2020.

During the fiscal year March 31, 2019, the Company granted options to purchase 10,000 shares at an exercise price of $89.90 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a three-year period commencing September 12, 2019.

Transactions with respect to stock options for the twenty-six weeks ended September 27, 2020 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Options outstanding at March 29, 2020	10,000	$89.90	3.45	-
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at September 27, 2020	10,000	$89.90	2.96	-

Options exercisable at September 27, 2020	6,667	$89.90	2.96	-

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 27, 2020 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 29, 2020	667	$89.90
Granted	-	-
Vested	(334)	$89.90
Unvested restricted stock at September 27, 2020	333	$89.90

NOTE P – STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 12, 2020, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2021, aggregating $1,440,000, which was paid on June 26, 2020 to stockholders of record as of the close of business on June 22, 2020.

Effective August 7, 2020, the Board declared its second quarterly cash dividend of $0.35 per share for fiscal year 2021, aggregating $1,440,000, which was paid on September 4, 2020 to stockholders of record as of the close of business on August 24, 2020.

Effective November 6, 2020 the Board declared its third quarterly cash dividend of $0.35 per share payable on December 4, 2020 to stockholders of record as of the close of business on November 23, 2020.

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

On September 18, 2019, the Company’s shareholders approved the Nathan’s Famous, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan became effective as of July 1, 2020 (the "Effective Date"). Following the Effective Date, (i) no additional stock awards were granted under the 2010 Plan and (ii) all outstanding stock awards previously granted under the 2010 Plan remained subject to the terms of the 2010 Plan. All awards granted on or after the Effective Date of the 2019 Plan shall be subject to the terms of the 2019 Plan.

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 11,000 shares. As of September 27, 2020, there were up to 208,584 shares available to be issued for future option grants or up to 184,808 shares of restricted stock that may be granted under the 2010 Plan.

3. Stock Repurchase Programs

During the period from October 2001 through September 27, 2020, Nathan’s purchased 5,254,081 shares of common stock at a cost of $84,770,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the twenty-six week period ended September 27, 2020, we repurchased 26,676 shares of common stock at a cost of $1,501,000.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 27, 2020, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At September 27, 2020 there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the twenty-six week period ended September 27, 2020, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

NOTE Q – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 27,	March 29,
	2020	2020

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(3,514)	(3,860)
Long-term debt, net	$146,486	$146,140

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

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments of $4,968,750 on May 1, 2020 and November 1, 2020.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

A summary of certain terms and conditions of the 2025 Notes is as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no financial maintenance covenants associated with the 2025 Notes. As of September 27, 2020, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Company as lessee

The components of the net lease cost for the thirteen and twenty-six week periods ended September 27, 2020 and September 29, 2019 were as follows (in thousands):

	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Statement of Earnings
Operating lease cost	$396	$278	$811	$560
Short term lease cost	-	4	-	10
Variable lease cost	377	537	715	960
Less: Sublease income, net	(22)	(20)	(22)	(41)

Total net lease cost (a)	$751	$799	$1,504	$1,489

(a)

The thirteen and twenty-six week periods ended September 27, 2020 and September 29, 2019 include $614, net and $1,194, net and $669, net and $1,209, net, respectively, recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants; $159 and $332, and $150 and $321, respectively, recorded to “General and administrative expenses” for leases for corporate offices and equipment; and $22 and $22, and $20 and $41, respectively, recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Operating cash flows from operating leases	$202	$131	$407	$291

The weighted average remaining lease term and weighted-average discount rate for operating leases as of September 27, 2020 were as follows:

Weighted average remaining lease term (years):
Operating leases	7.7

Weighted average discount rate:
Operating leases	8.883%

Future lease commitments to be paid and received by the Company as of September 27, 2020 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2021 (a)	$744	$77	$667
2022	1,837	247	1,590
2023	1,849	168	1,681
2024	1,774	169	1,605
2025	1,678	169	1,509
Thereafter	5,474	352	5,122
Total lease commitments	$13,356	$1,182	$12,174
Less: Amount representing interest	3,648
Present value of lease liabilities (b)	$9,708

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2021 fiscal year. Amount does not include $633 of lease commitments paid and received by the Company for the twenty-six week period ended September 27, 2020.

(b)	The present value of minimum operating lease payments of $1,821 and $7,887 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Company as lessor

The components of lease income for the thirteen week and twenty-six week periods ended September 27, 2020 and September 29, 2019 were as follows (in thousands):

	Thirteen weeks ended September 27, 2020	Thirteen weeks ended September 29, 2019	Twenty-six weeks ended September 27, 2020	Twenty-six weeks ended September 29, 2019

Operating lease income, net	$22	$20	$22	$41

NOTE S – COMMITMENTS AND CONTINGENCIES

1. Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of September 27, 2020, Nathan’s has recorded a liability of $110,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during the Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes (as defined herein); the impact of the Tax Cuts and Jobs Act (“the Tax Act”); the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 29, 2020, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At September 27, 2020, our restaurant system consisted of 214 Nathan’s franchised units, including 93 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 19 states, and 9 foreign countries. At September 29, 2019, our restaurant system consisted of 241 Nathan’s franchised units, including 111 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 22 states, and 12 foreign countries.

Over the past several years, our strategic emphasis has been to increase the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units. The primary drivers of our recent growth have been our Licensing and Branded Product Programs, which are now the largest contributors to the Company’s revenues and profits.

We remain committed to these parts of our business and we continue to reinvigorate our restaurant system. The operating plan we have adopted in this regard is focused on surrounding our core items, Nathan’s World Famous beef hot dogs and crinkle-cut French fried potatoes, with other much higher quality menu items developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities have been combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts. Additionally, while we do not expect to significantly increase the number of Company-owned units, we may opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system.

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

Impact of COVID-19 pandemic on our business

The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the twenty-six weeks ended September 27, 2020 (“fiscal 2021 period”) and continues into the third quarter of fiscal 2021. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers.

Three of our four Company-owned restaurants remained open throughout the fiscal 2021 period and continued to offer food primarily through take-out and delivery. Our location on the Coney Island Boardwalk opened on May 15, 2020 for the summer months and closed for the season on September 13, 2020. Beginning in the second quarter fiscal 2021, the Company re-opened the dining rooms at our Company-owned restaurants located in Oceanside, New York and Yonkers, New York, which currently remain open. Although, these dining rooms are open, they are operating at reduced capacity, as stipulated under government orders, as well as due to social distancing protocols that are also mandated by the same government orders. Even without government restrictions, customers may continue to choose to reduce or to eliminate in-restaurant dining because of the rise in the number of COVID-19 cases.

A majority of our franchised locations closed temporarily during the fiscal 2021 period due to their locations being in venues that were closed (such as movie theaters) or venues operating at reduced traffic levels (such as airports, highway travel plazas and shopping malls). Such closures and disruptions have materially impacted franchise fees and royalties during the fiscal 2021 period, as compared to the same period last year. We are principally focused on the well-being and safety of our guests, franchisees, restaurant associates and all other employees. Approximately 60% of our franchised locations have reopened as of the date of this report.

The sales and profits from our Branded Product Program have been adversely impacted as many of our customers operate in venues that are currently closed (such as movie theaters) or venues operating at reduced traffic levels, such as professional sports arenas, amusement parks and shopping malls.

To help mitigate the impact of the COVID-19 pandemic, we have taken the following decisive actions during the fiscal 2021 period which continue into the third quarter of fiscal 2021:

●	Reduced payroll costs, through salary reductions and furloughs
●	Reduced discretionary operating expenses, including marketing and travel
●	Postponed non-essential capital spending
●	Launched curbside delivery at three of our four Company-owned restaurants
●	Introduced “ghost kitchens” whereby well-known restaurants have the ability to market our products for pick-up or in the form of meal-kits for at home preparation
●	Implemented enhanced health and safety protocols across the Company

While there is significant uncertainty as to the duration and extent of the impact of the COVID-19 pandemic, we expect the pandemic will continue to have a negative impact on our revenue and net income for the remainder of fiscal 2021. Even as government restrictions are lifted, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels, and could result in reduced restaurant traffic and consumer spending trends that may adversely impact our financial condition and results of operations.

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

Adoption of New Accounting Standard

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

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding share-based compensation and the loss on disposal of property and equipment that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(unaudited)		(unaudited)

Net income	$3,655	$3,658	$7,655	$9,027
Interest expense	2,651	2,651	5,301	5,301
Provision for income taxes	1,403	1,445	2,964	3,261
Depreciation and amortization	302	337	612	647
EBITDA	8,011	8,091	16,532	18,236

Share-based compensation	29	30	58	58
Loss on disposal of property and equipment	-	2	-	2
Adjusted EBITDA	$8,040	$8,123	$16,590	$18,296

Results of Operations

Thirteen weeks ended September 27, 2020 compared to thirteen weeks ended September 29, 2019

Revenues

Total sales decreased by 43% to $12,692,000 for the thirteen weeks ended September 27, 2020 (“second quarter fiscal 2021”) as compared to $22,106,000 for the thirteen weeks ended September 29, 2019 (“second quarter fiscal 2020”). Foodservice sales from the Branded Product Program decreased by 40% to $9,698,000 for the second quarter fiscal 2021 as compared to sales of $16,182,000 for the second quarter fiscal 2020. The sales from our Branded Product Program have been negatively impacted by the COVID-19 pandemic as many of our customers operate in venues that are currently closed, such as movie theaters, or venues operating at reduced capacity, such as professional sports arenas, amusement parks and shopping malls. Our average selling prices increased by approximately 4%. During the second quarter fiscal 2021, the volume of business decreased by approximately 44% as compared to the second quarter fiscal 2020.

Total Company-owned restaurant sales decreased by 49% to $2,994,000 during the second quarter fiscal 2021 compared to $5,924,000 during the second quarter fiscal 2020. The decrease was primarily due to a decline in customer traffic related to the impact of the COVID-19 pandemic during the second quarter fiscal 2021. Additionally, as stipulated under government orders, the dining rooms at our Company-owned restaurants are operating at reduced capacity and maintaining social distancing protocols under these same government orders.

License royalties increased by 52% to $8,268,000 in the second quarter fiscal 2021 as compared to $5,425,000 in the second quarter fiscal 2020. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 56% to $7,716,000 for the second quarter fiscal 2021 as compared to $4,935,000 in the second quarter fiscal 2020. As consumers shelter at home, our licensing business continues to show strong consumer demand. The increase is due to a 31% increase in retail volume during the second quarter fiscal 2021 period and a 24% increase in average net selling price as compared to the second quarter fiscal 2020 period. Additionally, the foodservice business earned lower royalties of $82,000 as compared to the second quarter fiscal 2020 due to a shift in the Sam’s Club business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $62,000 during the second quarter fiscal 2021 as compared to the second quarter fiscal 2020 primarily due to additional royalties earned on sales of French fries, pickles, cocktail franks and mozzarella sticks.

Franchise fees and royalties were $476,000 in the second quarter fiscal 2021 as compared to $1,498,000 in the second quarter fiscal 2020. Total royalties were $409,000 in the second quarter fiscal 2021 as compared to $1,047,000 in the second quarter fiscal 2020. Royalties earned under the Branded Menu program were $70,000 in the second quarter fiscal 2021 as compared to $220,000 in the second quarter fiscal 2020. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $339,000 in the second quarter fiscal 2021 as compared to $827,000 in the second quarter fiscal 2020. Franchise restaurant sales declined to $6,969,000 in the second quarter fiscal 2021 as compared to $18,323,000 in the second quarter fiscal 2020 primarily due to temporary closings, as well as venues operating at significantly reduced traffic as a result of the COVID-19 pandemic. Comparable domestic franchise sales (consisting of 42 Nathan’s outlets, excluding sales under the Branded Menu Program) were $5,638,000 in the second quarter fiscal 2021 as compared to $10,112,000 in the second quarter fiscal 2020.

At September 27, 2020, 214 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 241 domestic and international franchised or Branded Menu Program franchise outlets at September 29, 2019. Total franchise fee income was $67,000 in the second quarter fiscal 2021 compared to $451,000 in the second quarter fiscal 2020. Domestic franchise fee income was $31,000 in the second quarter fiscal 2021 compared to $35,000 in the second quarter fiscal 2020. International franchise fee income was $26,000 in the second quarter fiscal 2021 compared to $41,000 during the second quarter fiscal 2020.

We recognized $10,000 in forfeited fees in the second quarter fiscal 2021, as compared to $375,000 of forfeited fees in the second quarter fiscal 2020 which were primarily from the termination of our Master Franchise Agreement for Russia and Kyrgyzstan. During the second quarter fiscal 2021, two new traditional franchised outlets opened, domestically, including one new Branded Menu Program outlet. During the second quarter fiscal 2020, nine new franchised outlets opened, including four new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $403,000 during the second quarter fiscal 2021, as compared to $697,000 during the second quarter fiscal 2020.

Costs and Expenses

Overall, our cost of sales decreased by 39% to $9,927,000 in the second quarter fiscal 2021 as compared to $16,289,000 in the second quarter fiscal 2020. Our gross profit (representing the difference between sales and cost of sales) decreased to $2,765,000 or 21.8% of sales during the second quarter fiscal 2021 as compared to $5,817,000 or 26.3% of sales during the second quarter fiscal 2020. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program, higher prime restaurant costs associated with new menu offerings, and higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants.

Cost of sales in the Branded Product Program decreased by approximately $5,261,000 during the second quarter fiscal 2021 as compared to the second quarter fiscal 2020, primarily due to the 6.5% increase in the average cost per pound of our hot dogs offset by the 44% decrease in the volume of product sold due to the COVID-19 pandemic as discussed above. We did not make any purchase commitments of beef during the second quarter fiscal 2021 or the second quarter fiscal 2020. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

Beginning in May 2020, the cost of hot dogs increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2021 was $1,840,000 or 61.5% of restaurant sales, as compared to $2,941,000 or 49.6% of restaurant sales in the second quarter fiscal 2020. We experienced higher food costs driven by the higher commodity costs of beef, higher prime costs associated with new menu offerings, and higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants. We expect that our future labor costs will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State as well as other new labor regulations and our food costs may be impacted by increases in commodity costs.

Restaurant operating expenses were $1,011,000 in the second quarter fiscal 2021 as compared to $1,108,000 in the second quarter fiscal 2020. We incurred lower occupancy expenses of $75,000, lower utility expenses of $23,000, and lower repairs and maintenance expenses of $17,000 which were offset, in part, by higher delivery charges associated with offsite consumption.

Depreciation and amortization were $302,000 in the second quarter fiscal 2021 as compared to $337,000 in the second quarter fiscal 2020.

General and administrative expenses decreased by $947,000 or 27% to $2,612,000 in the second quarter fiscal 2021 as compared to $3,559,000 in the second quarter fiscal 2020. The decrease in general and administrative expenses was primarily attributable to reduced corporate payroll expenses through salary reductions and furloughs, a lower incentive compensation accrual, reduced tradeshow expenses in light of the COVID-19 pandemic and reductions in other discretionary expenses including marketing and travel.

Advertising fund expense, after eliminating Company contributions, was $403,000 during the second quarter fiscal 2021, as compared to $1,067,000 in the second quarter fiscal 2020.

Other Items

Interest expense of $2,651,000 in both the second quarter fiscal 2021 and the second quarter fiscal 2020 represented accrued interest of $2,478,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $173,000.

Interest income was $103,000 in the second quarter fiscal 2021 as compared to $370,000 in the second quarter fiscal 2020.

Other income, which primarily relates to a sublease of a franchised restaurant, was $22,000 in the second quarter fiscal 2021, as compared to $20,000 in the second quarter fiscal 2020.

Provision for Income Taxes

The income tax provision for the second quarter fiscal 2021 and second quarter fiscal 2020 reflect effective tax rates of 27.7% and 28.3%, respectively.

The amount of unrecognized tax benefits at September 27, 2020 was $333,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 27, 2020, Nathan’s had $289,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 28, 2021.

Results of Operations

Twenty-six weeks ended September 27, 2020 compared to twenty-six weeks ended September 29, 2019

Revenues

Total sales decreased by $22,968,000 to $19,375,000 for the twenty-six weeks ended September 27, 2020 (“fiscal 2021 period”) as compared to $42,343,000 for the twenty-six weeks ended September 29, 2019 (“fiscal 2020 period”). Foodservice sales from the Branded Product Program decreased by 55% to $14,447,000 for the fiscal 2021 period as compared to sales of $32,295,000 for the fiscal 2020 period. The sales from our Branded Product Program have been negatively impacted by the COVID-19 pandemic as many of our customers operate in venues that are currently closed, such as movie theaters, or venues operating at reduced capacity, such as professional sports arenas, amusement parks and shopping malls. Our average selling prices increased by approximately 4%. During the fiscal 2021 period, the volume of business decreased by approximately 57% as compared to the fiscal 2020 period.

Total Company-owned restaurant sales decreased by 51% to $4,928,000 during the fiscal 2021 period compared to $10,048,000 during the fiscal 2020 period. The decrease was primarily due to a decline in customer traffic related to the impact of the COVID-19 pandemic during the fiscal 2021 period. Additionally, as stipulated under government orders, the dining rooms at our Company-owned restaurants are operating at reduced capacity and maintaining social distancing protocols under these same government orders.

License royalties increased by 33% to $18,791,000 in the fiscal 2021 period as compared to $14,147,000 in the fiscal 2020 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 33% to $17,460,000 for the fiscal 2021 period as compared to $13,092,000 in the fiscal 2020 period. As consumers shelter at home, our licensing business continues to show strong consumer demand. The increase is due to a 16% increase in retail volume during the fiscal 2021 period and a 19% increase in average net selling price as compared to the fiscal 2020 period. Additionally, the foodservice business earned lower royalties of $349,000 as compared to the fiscal 2020 period due to a shift in the Sam’s Club business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $276,000 during the fiscal 2021 period as compared to the fiscal 2020 period primarily due to additional royalties earned on sales of French fries, pickles, cocktail franks and mozzarella sticks.

Franchise fees and royalties were $667,000 in the fiscal 2021 period as compared to $2,575,000 in the fiscal 2020 period. Total royalties were $519,000 in the fiscal 2021 period as compared to $2,027,000 in the fiscal 2020 period. Royalties earned under the Branded Menu program were $87,000 in the fiscal 2021 period as compared to $429,000 in the fiscal 2020 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $432,000 in the fiscal 2021 period as compared to $1,598,000 in the fiscal 2020 period. Franchise restaurant sales declined to $9,188,000 in the fiscal 2021 period as compared to $35,838,000 in the fiscal 2020 period primarily due to temporary closures, as well as venues operating at significantly reduced traffic as a result of the COVID-19 pandemic. Comparable domestic franchise sales (consisting of 46 Nathan’s outlets, excluding sales under the Branded Menu Program) were $7,193,000 in the fiscal 2021 period as compared to $21,969,000 in the fiscal 2020 period.

At September 27, 2020, 214 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 241 domestic and international franchised or Branded Menu Program franchise outlets at September 29, 2019. Total franchise fee income was $148,000 in the fiscal 2021 period compared to $548,000 in the fiscal 2020 period. Domestic franchise fee income was $64,000 in the fiscal 2021 period compared to $73,000 in the fiscal 2020 period. International franchise fee income was $51,000 in the fiscal 2021 period compared to $82,000 during the fiscal 2020 period.

We recognized $33,000 and $393,000 in forfeited fees in the fiscal 2021 and fiscal 2020 periods, respectively. The forfeited fees in the fiscal 2020 period were primarily from the termination of our Master Franchise Agreements for Russia and Kyrgyzstan. During the fiscal 2021 period, six franchised outlets opened, including three new Branded Menu Program outlets, domestically. During the fiscal 2020 period, thirteen franchised outlets opened, including four new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $692,000 in the fiscal 2021 period, as compared to $1,179,000 during the fiscal 2020 period.

Costs and Expenses

Overall, our cost of sales decreased by 52% to $15,224,000 in the fiscal 2021 period as compared to $31,711,000 in the fiscal 2020 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $4,151,000 or 21.4% of sales during the fiscal 2021 period as compared to $10,632,000 or 25.1% of sales during the fiscal 2020 period. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program, higher prime restaurant costs associated with new menu offerings, and higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants.

Cost of sales in the Branded Product Program decreased by approximately $14,439,000 during the fiscal 2021 period as compared to the fiscal 2020 period, primarily due to the 8.3% increase in the average cost per pound of our hot dogs offset by the 57% decrease in the volume of product sold due to the COVID-19 pandemic as discussed above. We did not make any purchase commitments of beef during the fiscal 2021 and 2020 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

Beginning in May 2020, the cost of hot dogs increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2021 period was $3,184,000 or 64.6% of restaurant sales, as compared to $5,232,000 or 52.1% of restaurant sales in the fiscal 2020 period. We experienced higher food costs driven by the higher commodity costs of beef, higher prime costs associated with new menu offerings, and higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants. We expect that our future labor costs will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State as well as other new labor regulations and our food costs may be impacted by increases in commodity costs.

Restaurant operating expenses were $1,863,000 in the fiscal 2021 period as compared to $2,027,000 in the fiscal 2020 period. We incurred lower occupancy expenses of $63,000, lower utility expenses of $37,000, lower marketing expenses of $52,000 and lower repairs and maintenance expenses of $22,000 which were offset, in part, by higher delivery charges associated with offsite consumption.

Depreciation and amortization were $612,000 in the fiscal 2021 period as compared to $647,000 in the fiscal 2020 period.

General and administrative expenses decreased by $2,040,000 or 27% to $5,456,000 in the fiscal 2021 period as compared to $7,496,000 in the fiscal 2020 period. The decrease in general and administrative expenses was primarily attributable to reduced corporate payroll expenses through salary reductions and furloughs, a lower incentive compensation accrual, reduced tradeshow expenses in light of the COVID-19 pandemic and reductions in other discretionary expenses including marketing and travel.

Advertising fund expense, after eliminating Company contributions, was $692,000 in the fiscal 2021 period, as compared to $1,549,000 in the fiscal 2020 period.

Other Items

Interest expense of $5,301,000 in both the fiscal 2021 period and the fiscal 2020 period represented accrued interest of $4,955,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $346,000.

Interest income was $220,000 in the fiscal 2021 period as compared to $736,000 in the fiscal 2020 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $22,000 and $41,000 in the fiscal 2021 and fiscal 2020 periods, respectively.

Provision for Income Taxes

The income tax provision for the fiscal 2021 period and fiscal 2020 period reflect effective tax rates of 27.9% and 26.5%, respectively. Nathan’s effective tax rate for the fiscal 2020 period was reduced by 1.9% as a result of the tax benefits associated with stock compensation. For the fiscal 2020 period, excess tax benefits of $228,000 were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. Nathan’s effective tax rate without this adjustment would have been 28.4% for the fiscal 2020 period.

The amount of unrecognized tax benefits at September 27, 2020 was $333,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 27 2020, Nathan’s had $289,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 28, 2021.

Off-Balance Sheet Arrangements

At September 27, 2020 and September 29, 2019, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 27, 2020 aggregated $81,519,000, a $4,402,000 increase during the fiscal 2021 period as compared to cash and cash equivalents of $77,117,000 at March 29, 2020. Net working capital increased to $78,978,000 from $75,165,000 at March 29, 2020. We paid our semi-annual interest payments for fiscal 2021 of $4,968,750 on May 1, 2020 and November 1, 2020, respectively. We expect to pay our third quarter dividend on December 4, 2020.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note Q – Long Term Debt in the accompanying Consolidated Financial Statements, for further discussion of the Redemption.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $9,107,000 in the fiscal 2021 period is primarily attributable to net income of $7,655,000 in addition to other non-cash operating items of $1,154,000, as well as changes in other operating assets and liabilities of $298,000. Non-cash operating expenses consist principally of depreciation and amortization of $612,000, amortization of debt issuance costs of $346,000, share-based compensation expense of $58,000, non-cash rental expense of $127,000, and bad debts of $27,000. In the fiscal 2021 period, accounts and other receivables decreased by $2,114,000 due primarily to lower Branded Product Program receivables of $1,157,000 due to reduced sales as a result of the COVID-19 pandemic, lower franchise and license royalty receivables of $1,169,000, offset, in part, by higher seasonal receivables due on behalf of the Advertising Fund. In the fiscal 2021 period, accounts payable, accrued expenses and other current liabilities decreased by $2,166,000 due to the reduction in accrued payroll and other benefits of $1,534,000 resulting from the payment of year-end incentive compensation and earned deferred revenue of $494,000. Rebates due under the Branded Product Program were lower by $302,000 due primarily to reduced sales as a result of the COVID-19 pandemic. This was offset by higher accrued corporate taxes of $195,000 and higher accrued rent and occupancy costs of $356,000. Accounts payable decreased by $421,000 due principally to reduced product purchases made for the Branded Product Program as a result of the COVID-19 pandemic and the timing of share repurchases under the 10b-5 plan.

Cash used in investing activities was $318,000 in the fiscal 2021 period primarily in connection with capital expenditures incurred for our Branded Product Program and the installation of a new point-of sale system at our Company-owned restaurants.

Cash used in financing activities of $4,387,000 in the fiscal 2021 period relates to the payments of the Company’s quarterly $0.35 per share cash dividend totaling $2,880,000. Additionally, during the fiscal 2021 period, Nathan’s repurchased 26,676 shares of common stock for $1,501,000.

During the period from October 2001 through September 27, 2020, Nathan’s purchased 5,254,081 shares of its common stock at a cost of approximately $84,770,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,362,981 shares at a total cost of approximately $77,612,000, reducing the number of shares then-outstanding by 55.9%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 27, 2020, Nathan’s has repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At September 27, 2020, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the twenty-six weeks ended September 27, 2020, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10,000,000 of the 2025 Notes by the Company (at a price equal to or less than par) from time to time. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at September 27, 2020 aggregating $81,519,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, Nathan’s Board of Directors authorized the increase of its regular quarterly dividend to $0.35 from $0.25. The Company paid its first quarter fiscal 2021 dividend of $1,440,000 on June 26, 2020 and its second quarter fiscal 2021 dividend of $1,440,000 on September 4, 2020.

Effective November 6, 2020, the Company declared its third quarter dividend of $0.35 per common share to stockholders of record as of the close of business on November 23, 2020, which is payable on December 4, 2020.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 28, 2021, we will be required to make interest payments of $9,937,500, of which all have been made as of November 1, 2020.

Management believes that available cash, cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At September 27, 2020, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

The following schedule represents Nathan’s cash contractual obligations and commitments by maturity as of September 27, 2020 (in thousands):

	Payments Due by Period
Cash Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt (a)	$150,000	$-	$-	$-	$150,000
Employment Agreements (b)	3,808	1,333	1,875	400	200
Operating Leases (c)	13,356	1,821	3,695	3,382	4,458
Gross Cash Contractual Obligations	167,164	3,154	5,570	3,782	154,658
Sublease Income (c)	1,182	247	329	338	268
Net Cash Contractual Obligations	$165,982	$2,907	$5,241	$3,444	$154,390

a)	Represents the principal due on the 2025 Notes, but does not include interest expense.
b)	Reflects the temporary salary reduction implemented in response to COVID-19.
c)	See Note R to the Consolidated Financial Statements for additional information on the Company’s lease commitments.

At September 27, 2020, the Company had unrecognized tax benefits of $333,000. The Company believes that is reasonably possible that the unrecognized tax benefits may decrease by $16,000 within the next year. A reasonable estimate of the timing of the remaining liabilities is not practicable.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of September 27, 2020, Nathan’s has recorded a liability of $110,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.2% higher than between October 2018 and March 2019. Our average cost of hot dogs between October 2019 and September 2020 was approximately 9.4% higher than between October 2018 and September 2019.

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

Effective November 27, 2017, the City of New York Fair Work Week Legislation package of bills took effect that covers approximately 65,000 fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two Coney Island beach locations during the summer season, we are unable to determine the potential impact on our results of operations, which could be material. We believe that we have been able to implement tools to minimize the financial impact of this legislation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 27, 2020, Nathan’s cash and cash equivalents aggregated $81,519,000. Earnings on this cash would increase or decrease by approximately $204,000 per annum for each 0.25% change in interest rates.

Borrowings

At September 27, 2020, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.2% higher than between October 2018 and March 2019. Our average cost of hot dogs between October 2019 and September 2020 was approximately 9.4% higher than between October 2018 and September 2019.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six week period ended September 27, 2020 would have increased or decreased our cost of sales by approximately $1,310,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 12, 2020, the Company accepted the surrender of 111 shares of common stock of the Company in connection with the payment of taxes upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective November 6, 2020, the Board declared its quarterly cash dividend of $0.35 per share which is payable on December 4, 2020 to shareholders of record as of the close of business on November 23, 2020.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 6, 2020	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Robert Steinberg
Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)