Form 10-Q
period 2020-12-27
NATHANS FAMOUS, INC.
filed 2021-02-05
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2020.

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

At February 5, 2021, an aggregate of 4,114,934 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 27, 2020 and March 29, 2020

(in thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	December 27, 2020 (Unaudited)	March 29, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note F)	$76,602	$77,117
Accounts and other receivables, net (Note H)	12,338	11,108
Inventories	415	378
Prepaid expenses and other current assets (Note I)	931	1,181
Total current assets	90,286	89,784

Property and equipment, net of accumulated depreciation of $10,283 and $9,468, respectively	4,193	4,610
Operating lease assets (Note R)	8,471	9,181
Goodwill	95	95
Intangible asset, net	1,184	1,269
Deferred income taxes	5	-
Other assets	329	343

Total assets	$104,563	$105,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,785	$3,509
Accrued expenses and other current liabilities (Note L)	5,169	9,297
Current portion of operating lease liabilities (Note R)	1,833	1,583
Deferred franchise fees	227	230
Total current liabilities	11,014	14,619

Long-term debt, net of unamortized debt issuance costs of $3,342 and $3,860, respectively (Note Q)	146,658	146,140
Operating lease liabilities (Note R)	7,722	8,532
Other liabilities (Note L)	743	696
Deferred franchise fees	1,553	1,687
Deferred income taxes	-	9

Total liabilities	167,690	171,683

COMMITMENTS AND CONTINGENCIES (Note S)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,015 and 9,368,792 shares issued; and 4,114,934 and 4,141,387 shares outstanding at December 27, 2020 and March 29, 2020, respectively	94	94
Additional paid-in capital	62,211	62,130
(Accumulated deficit)	(40,662)	(45,356)
Stockholders’ equity before treasury stock	21,643	16,868

Treasury stock, at cost, 5,254,081 and 5,227,405 shares at December 27, 2020 and March 29, 2020	(84,770)	(83,269)
Total stockholders’ deficit	(63,127)	(66,401)

Total liabilities and stockholders’ deficit	$104,563	$105,282

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Thirty-nine weeks ended December 27, 2020 and December 29, 2019

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

REVENUES
Sales	$11,322	$15,356	$30,697	$57,699
License royalties	5,898	4,412	24,689	18,559
Franchise fees and royalties	420	1,035	1,087	3,610
Advertising fund revenue	390	573	1,082	1,752
Total revenues	18,030	21,376	57,555	81,620

COSTS AND EXPENSES
Cost of sales	8,937	12,262	24,161	43,973
Restaurant operating expenses	759	764	2,622	2,791
Depreciation and amortization	288	294	900	941
General and administrative expenses	3,253	3,620	8,709	11,116
Advertising fund expense	390	573	1,082	2,122
Total costs and expenses	13,627	17,513	37,474	60,943

Income from operations	4,403	3,863	20,081	20,677

Interest expense	(2,650)	(2,650)	(7,951)	(7,951)
Interest income	89	338	309	1,074
Other income, net	9	22	31	61

Income before provision for income taxes	1,851	1,573	12,470	13,861
Provision for income taxes	492	360	3,456	3,621
Net income	$1,359	$1,213	$9,014	$10,240

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,115	4,225	4,117	4,219
Diluted	4,115	4,225	4,117	4,219

Income per share:
Basic	$.33	$.29	$2.19	$2.43
Diluted	$.33	$.29	$2.19	$2.43

Dividends declared per share	$.35	$.35	$1.05	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended December 27, 2020 and December 29, 2019

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, September 27, 2020	9,369,015	$94	$62,182	$(40,581)	5,254,081	$(84,770)	$(63,075)

Repurchase of common stock	-	-	-	-	-	-	-
Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	1,359	-	-	1,359
Balance, December 27, 2020	9,369,015	$94	$62,211	$(40,662)	5,254,081	$(84,770)	$(63,127)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, September 29, 2019	9,368,792	$94	$62,072	$(46,810)	5,141,763	$(78,303)	$(62,947)

Repurchase of common stock	-	-	-	-	13,709	(985)	(985)
Dividends on common stock	-	-	-	(1,479)	-	-	(1,479)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	1,213	-	-	1,213
Balance, December 29, 2019	9,368,792	$94	$62,101	$(47,076)	5,155,472	$(79,288)	$(64,169)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirty-nine weeks ended December 27, 2020 and December 29, 2019

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

Shares issued in connection with share-based compensation plans	223	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(6)	-	-	-	(6)
Repurchase of common stock	-	-	-	-	26,676	(1,501)	(1,501)
Dividends on common stock	-	-	-	(4,320)	-	-	(4,320)
Share-based compensation	-	-	87	-	-	-	87
Net income	-	-	-	9,014	-	-	9,014
Balance, December 27, 2020	9,369,015	$94	$62,211	$(40,662)	5,254,081	$(84,770)	$(63,127)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

Shares issued in connection with share-based compensation plans	32,454	1	1,077	-	-	-	1,078
Withholding tax on net share settlement of share-based compensation plans	-	-	(8)	-	-	-	(8)
Repurchase of common stock	-	-	-	-	13,709	(985)	(985)
Dividends on common stock	-	-	-	(4,437)	-	-	(4,437)
Share-based compensation	-	-	87	-	-	-	87
Net income	-	-	-	10,240	-	-	10,240
Balance, December 29, 2019	9,368,792	$94	$62,101	$(47,076)	5,155,472	$(79,288)	$(64,169)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 27, 2020 and December 29, 2019

(in thousands)

(Unaudited)

	December 27, 2020	December 29, 2019
Cash flows from operating activities:
Net income	$9,014	$10,240
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	900	941
Non-cash rental expense	150	100
Amortization of debt issuance costs	518	518
Share-based compensation expense	87	87
Income tax benefit on stock option exercises	-	228
Provision for doubtful accounts	70	7
Deferred income taxes	(14)	291
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,300)	(270)
Inventories	(37)	(64)
Prepaid expenses and other current assets	250	45
Other assets	14	10
Accounts payable, accrued expenses and other current liabilities	(3,852)	(4,930)
Deferred franchise fees	(137)	(691)
Other liabilities	47	150

Net cash provided by operating activities	5,710	6,662

Cash flows from investing activities:
Purchase of property and equipment	(398)	(361)

Net cash used in investing activities	(398)	(361)

Cash flows from financing activities:
Dividends paid to stockholders	(4,320)	(4,437)
Proceeds from exercise of stock options	-	1,078
Payments of withholding tax on net share settlement of share-based compensation plans	(6)	(8)
Repurchase of treasury stock	(1,501)	(985)

Net cash used in financing activities	(5,827)	(4,352)

Net (decrease) increase in cash and cash equivalents	(515)	1,949

Cash and cash equivalents, beginning of period	77,117	75,446

Cash and cash equivalents, end of period	$76,602	$77,395

Cash paid during the period for:
Interest	$9,938	$9,938
Income taxes paid	$3,643	$3,269

Non-cash financing activity:
Dividends declared per share	$1.05	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2020

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 27, 2020 and December 29, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

Covid-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic. The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the thirteen and thirty-nine weeks ended December 27, 2020 (“fiscal 2021 period”) and continues into the fourth quarter of fiscal 2021. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers. We cannot predict whether, when or the manner in which the conditions surrounding the pandemic will change and cannot currently estimate the impact on our business in the short or long-term.

As of the date of this filing, three of our Company-owned restaurants continue to operate. Our seasonal location on the Coney Island Boardwalk closed for the season on September 13, 2020. Beginning in the second quarter fiscal 2021, the Company re-opened the dining rooms at our Company-owned restaurants located in Oceanside, New York and Yonkers, New York. Although these dining rooms are open, they are operating at reduced capacity, as stipulated under government orders, as well as due to social distancing protocols that are also mandated by the same government orders. Even without governmental restrictions, customers may continue to choose to reduce or to eliminate in-restaurant dining because of the rise in the number of COVID-19 cases.

A majority of our franchised locations have closed temporarily during the fiscal 2021 period due to their locations being in venues that have closed (such as movie theaters) or venues operating at reduced traffic levels (such as airports, highway travel plazas and shopping malls). As a result, franchise system sales have been significantly impacted. Even after these restrictions are lifted, customers may still be reluctant to return to in-restaurant dining. As of the date of this filing, approximately 60% of our franchised locations are open.

The sales and profits from our Branded Product Program have been adversely impacted as many of our customers operate in venues that are currently closed (such as movie theaters) or venues operating at significantly reduced traffic, such as professional sports arenas, amusement parks and shopping malls.

To help mitigate the impact of the COVID-19 pandemic, we have taken the following decisive actions which are on-going:

●	Reduced payroll costs, through salary reductions and the transition of certain Corporate personnel from a furloughed status to a permanent layoff
●	Reduced discretionary operating expenses, including marketing and travel
●	Postponed non-essential capital spending
●	Launched curbside delivery at three of our four Company-owned restaurants
●	Introduced “ghost kitchens” whereby well-known restaurants have the ability to market our products for pick-up or in the form of meal-kits for at home preparation
●	Implemented enhanced health and safety protocols across the Company

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

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen and thirty-nine weeks ended December 27, 2020 and December 29, 2019 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Branded Products	$10,003	$13,694	$24,450	$45,989
Company-operated restaurants	1,319	1,662	6,247	11,710
Total sales	11,322	15,356	30,697	57,699

License royalties	5,898	4,412	24,689	18,559

Franchise royalties	361	802	880	2,829
Franchise fees	59	233	207	781
Total franchise fees and royalties	420	1,035	1,087	3,610

Advertising fund revenue	390	573	1,082	1,752

Total revenues	$18,030	$21,376	$57,555	$81,620

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

United States	$17,810	$20,308	$56,723	$77,930
International	220	1,068	832	3,690
Total revenues	$18,030	$21,376	$57,555	$81,620

Contract balances

The following table provides information about contract liabilities (Deferred franchise fees) from contracts with customers (in thousands):

	December 27, 2020	March 29, 2020
Deferred franchise fees (a)	$1,780	$1,917

(a)

Deferred franchise fees of $227,000 and $1,553,000 as of December 27, 2020 and $230,000 and $1,687,000 as of March 29, 2020 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

	Thirty-nine weeks ended
	December 27, 2020	December 29, 2019
Deferred franchise fees at beginning of period	$1,917	$3,005
Revenue recognized during the period	(207)	(781)
New deferrals due to cash received and other	70	90
Deferred franchise fees at end of period	$1,780	$2,314

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2021 (a)	$58
2022	223
2023	200
2024	188
2025	181
Thereafter	930
Total	$1,780

(a)

Represents franchise fees expected to be recognized for the remainder of the 2021 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $207,000 of franchise fee revenue recognized for the thirty-nine weeks ended December 27, 2020.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 27, 2020 and December 29, 2019, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2020	2019	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$1,359	$1,213	4,115	4,225	$0.33	$0.29
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$1,359	$1,213	4,115	4,225	$0.33	$0.29

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2020	2019	2020	2019	2020	2019
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$9,014	$10,240	4,117	4,219	$2.19	$2.43
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$9,014	$10,240	4,117	4,219	$2.19	$2.43

Options to purchase 10,000 shares of common stock in the thirteen and thirty-nine week periods ended December 27, 2020 and December 29, 2019 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 27, 2020 and March 29, 2020.

At December 27, 2020 and March 29, 2020, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

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

●         Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of December 27, 2020 and March 29, 2020 were as follows (in thousands):

	December 27, 2020		March 29, 2020
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$153,909	$150,000	$138,000

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 27, 2020, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 27,	March 29,
	2020	2020

Branded product sales	$7,479	$6,789
Franchise and license royalties	4,727	4,299
Other	428	257
	12,634	11,345

Less: allowance for doubtful accounts	296	237
Accounts and other receivables, net	$12,338	$11,108

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 27, 2020 and the fiscal year ended March 29, 2020 are as follows (in thousands):

	December 27, 2020	March 29, 2020

Beginning balance	$237	$585
Bad debt expense	70	71
Write-offs and other	(11)	(419)
Ending balance	$296	$237

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 27,	March 29,
	2020	2020

Real estate taxes	$168	$75
Insurance	350	263
Marketing	-	369
Other	413	474
Total prepaid expenses and other current assets	$931	$1,181

NOTE J – GOODWILL AND INTANGIBLE ASSETS

The Company determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. The Company’s impairment assessment was performed in accordance with the accounting guidance adopted in the first quarter of fiscal 2021 that simplifies the testing for goodwill impairment, as discussed in Note B – Adoption of New Accounting Standard. Based on the quantitative assessment performed, management determined that the Company’s goodwill has not been impaired as of December 27, 2020 and, as a result, no impairment charge was recorded for the thirteen and thirty-nine week periods ended December 27, 2020.

The Company’s definite-lived intangible asset consists of trademarks, tradenames and other intellectual property in connection with its Arthur Treacher’s co-branding agreements. The Company reviews its definite-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that the impact of COVID-19 on its business was a sufficient indicator that the carrying value may not be recoverable. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements, which has a remaining useful life based upon the term of its agreements. Based on the quantitative test performed and other qualitative factors, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the thirteen and thirty-nine week periods ended December 27, 2020.

NOTE K - LONG LIVED ASSETS

Long-lived assets on a restaurant-by-restaurant basis are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As a result of the impact of the COVID-19 pandemic on its business, the Company determined that sufficient indicators existed to trigger the performance of an interim impairment analysis as of December 27, 2020.

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed to be permanently impaired during the thirteen and thirty-nine week periods ended December 27, 2020 based upon quantitative analysis.

NOTE L – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 27,	March 29,
	2020	2020
Payroll and other benefits	$2,246	$3,075
Accrued rebates	281	514
Rent and occupancy costs	230	84
Deferred revenue	97	797
Construction costs	58	105
Interest	1,579	4,084
Professional fees	168	194
Sales, use and other taxes	46	17
Corporate income taxes	-	176
Other	464	251
Total accrued expenses and other current liabilities	$5,169	$9,297

Other liabilities consist of the following (in thousands):

	December 27,	March 29,
	2020	2020
Reserve for uncertain tax positions	$614	$567
Other	129	129
Total other liabilities	$743	$696

NOTE M – INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted into law which among other provisions increases the limitation on the allowed business interest expense deduction from 30 percent to 50 percent of adjusted taxable income for tax years beginning January 1, 2019 and 2020. Additionally, the CARES Act allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018.

The income tax provisions for the thirty-nine week periods ended December 27, 2020 and December 29, 2019 reflect effective tax rates of 27.7% and 26.1%, respectively.

Nathan’s effective tax rate for the thirty-nine week period ended December 29, 2019 was reduced by 1.6% as a result of the tax benefits associated with stock compensation. For the thirty-nine week period ended December 29, 2019 excess tax benefits of $228,000 were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. Nathan’s effective tax rate without this adjustment would have been 27.8% for the fiscal 2020 period.

The amount of unrecognized tax benefits at December 27, 2020 was $336,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 27, 2020, Nathan’s had $292,000 of accrued interest and penalties in connection with unrecognized tax benefits.

In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the fiscal years ended March 27, 2016, March 26, 2017 and March 25, 2018 will be audited. In November 2020, the audit was completed and no adjustments were noted.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Revenues
Branded Product Program	$10,003	$13,694	$24,450	$45,989
Product licensing	5,898	4,412	24,689	18,559
Restaurant operations	1,739	2,697	7,334	15,320
Corporate (1)	390	573	1,082	1,752
Total revenues	$18,030	$21,376	$57,555	$81,620

Income from operations
Branded Product Program	$1,550	$1,917	$3,074	$6,244
Product licensing	5,852	4,367	24,552	18,423
Restaurant operations	(1,162)	(599)	(2,193)	2,254
Corporate	(1,837)	(1,822)	(5,352)	(6,244)
Income from operations	$4,403	$3,863	$20,081	$20,677

Interest expense	(2,650)	(2,650)	(7,951)	(7,951)
Interest income	89	338	309	1,074
Other income, net	9	22	31	61
Income before provision for income taxes	$1,851	$1,573	$12,470	$13,861

(1)	Represents advertising fund revenue

NOTE O – SHARE-BASED COMPENSATION

Total share-based compensation for each of the thirteen-week periods ended December 27, 2020 and December 29, 2019 was $29,000. Total share-based compensation for each of the thirty-nine week periods ended December 27, 2020 and December 29, 2019 was $87,000. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of December 27, 2020, there was $83,000 of unamortized compensation expense related to share-based incentive awards. The Company expects to recognize this expense over approximately eight months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Stock options	$21	$21	$64	$64
Restricted stock	8	8	23	23
Total compensation cost	$29	$29	$87	$87

Stock options:

There were no new share-based awards granted during the thirty-nine week period December 27, 2020.

During the fiscal year ended March 31, 2019, the Company granted options to purchase 10,000 shares at an exercise price of $89.90 per share, all of which expire five years from the date of grant. All such stock options vest ratably over a three-year period commencing September 12, 2019.

Transactions with respect to stock options for the thirty-nine weeks ended December 27, 2020 are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Options outstanding at March 29, 2020	10,000	$89.90	3.45	-
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at December 27, 2020	10,000	$89.90	2.71	-

Options exercisable at December 27, 2020	6,667	$89.90	2.71	-

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 27, 2020 are as follows:

	Shares	Weighted- Average Grant-date Fair value Per share
Unvested restricted stock at March 29, 2020	667	$89.90
Granted	-	-
Vested	(334)	$89.90
Unvested restricted stock at December 27, 2020	333	$89.90

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

Effective November 6, 2020 the Board declared its third quarterly cash dividend of $0.35 per share for fiscal year 2021, aggregating $1,440,000, which was paid on December 4, 2020 to stockholders of record as of the close of business on November 23, 2020.

Effective February 5, 2021 the Board declared its fourth quarterly cash dividend of $0.35 per share payable on March 5, 2021 to stockholders of record as of the close of business on February 22, 2021.

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

On September 18, 2019, the Company’s shareholders approved the Nathan’s Famous, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan became effective July 1, 2020 (the "Effective Date"). Following the Effective Date, (i) no additional stock awards were granted under the 2010 Plan and (ii) all outstanding stock awards previously granted under the 2010 Plan remained subject to the terms of the 2010 Plan. All awards granted on or after the Effective Date of the 2019 Plan shall be subject to the terms of the 2019 Plan.

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that had been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 11,000 shares. As of December 27, 2020, there were up to 208,584 shares available to be issued for future option grants or up to 184,808 shares of restricted stock to be granted under the 2019 Plan.

3. Stock Repurchase Program

During the period from October 2001 through December 27, 2020, Nathan’s purchased 5,254,081 shares of common stock at a cost of $84,770,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirty-nine week period ended December 27, 2020, we repurchased 26,676 shares of common stock at a cost of $1,501,000.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 27, 2020, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At December 27, 2020 there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the fiscal 2021 period, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

NOTE Q – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 27,	March 29,
	2020	2020

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(3,342)	(3,860)
Long-term debt, net	$146,658	$146,140

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

A summary of certain terms and conditions of the 2025 Notes is as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no financial maintenance covenants associated with the 2025 Notes. As of December 27, 2020, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Prior to November 1, 2020, if using the net cash proceeds of certain equity offerings, the Company had the option to redeem up to 35% of the aggregate principal amount of the 2025 Notes at a redemption price equal to 106.625% of the principal amount of the 2025 Notes redeemed, plus accrued and unpaid interest and any additional interest.

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

Company as lessee

The components of the net lease cost for the thirteen and thirty-nine week periods ended December 27, 2020 and December 29, 2019 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Statement of Earnings
Operating lease cost	$370	$339	$1,181	$899
Short term lease cost	-	4	-	14
Variable lease cost	292	280	1,007	1,240
Less: Sublease income, net	(9)	(22)	(31)	(63)

Total net lease cost (a)	$653	$601	$2,157	$2,090

(a)

The thirteen and thirty-nine week periods ended December 27, 2020 and December 29, 2019 include $502,000, net and $1,696,000, net and $470,000, net and $1,679,000, net, respectively, recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants; $160,000 and $492,000, and $153,000 and $474,000, respectively, recorded to “General and administrative expenses” for leases for corporate offices and equipment; and $9,000 and $31,000, and $22,000 and $63,000, respectively, recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Operating cash flows from operating leases	$153	$60	$560	$351

The weighted average remaining lease term and weighted-average discount rate for operating leases as of December 27, 2020 were as follows:

Weighted average remaining lease term (years):
Operating leases	7.4

Weighted average discount rate:
Operating leases	8.877%

Future lease commitments to be paid and received by the Company as of December 27, 2020 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2021 (a)	$377	$38	$339
2022	1,837	247	1,590
2023	1,849	168	1,681
2024	1,774	169	1,605
2025	1,678	169	1,509
Thereafter	5,474	352	5,122
Total lease commitments	$12,989	$1,143	$11,846
Less: Amount representing interest	3,434
Present value of lease liabilities (b)	$9,555

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2021 fiscal year. Amount does not include $956,000 of lease commitments paid and received by the Company for the thirty-nine week period ended December 27, 2020.

(b)

The present value of minimum operating lease payments of $1,833,000 and $7,722,000 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Company as lessor

The components of lease income for the thirteen and thirty-nine week periods ended December 27, 2020 and December 29, 2019 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Operating lease income, net	$9	$22	$31	$63

NOTE S – COMMITMENTS AND CONTINGENCIES

1. Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of December 27, 2020, Nathan’s has recorded a liability of $110,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during the Summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes (as defined herein); the impact of the Tax Cuts and Jobs Act; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 29, 2020, and in other documents we file with the Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At December 27, 2020, our restaurant system consisted of 215 Nathan’s franchised units, including 93 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 19 states, and 9 foreign countries. At December 29, 2019, our restaurant system consisted of 226 Nathan’s franchised units, including 96 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 22 states, and 10 foreign countries.

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

We remain committed to these parts of our business and we continue to reinvigorate our restaurant system. The operating plan we have adopted in this regard is focused on surrounding our core items, Nathan’s World Famous beef hot dogs and crinkle-cut French fried potatoes, with other much higher quality menu items developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities have been combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts. Additionally, we have introduced ghost kitchens whereby well-known restaurants have the ability to market and to sell our products. At December 27, 2020, we have expanded into 75 ghost kitchens, including 37 domestically and 38 internationally. While we do not expect to significantly increase the number of Company-owned units, we may opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system. We continue to seek opportunities to drive sales in a variety of ways as we adopt to the ever-changing consumer and environment.

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

Impact of COVID-19 pandemic on our business

The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the thirty-nine weeks ended December 27, 2020 (“fiscal 2021 period”) and continues into the fourth quarter of fiscal 2021. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers.

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

To help mitigate the impact of the COVID-19 pandemic, we have taken the following decisive actions during the fiscal 2021 period which continue into the fourth quarter of fiscal 2021:

●	Reduced payroll costs, through salary reductions and the transition of certain Corporate personnel from a furloughed status to a permanent layoff
●	Reduced discretionary operating expenses, including marketing and travel
●	Postponed non-essential capital spending
●	Launched curbside delivery at three of our four Company-owned restaurants
●	Introduced “ghost kitchens” whereby well-known restaurants have the ability to market our products for pick-up or in the form of meal-kits for at home preparation
●	Implemented enhanced health and safety protocols across the Company

While there is significant uncertainty as to the duration and extent of the impact of the COVID-19 pandemic, we expect the pandemic will continue to have a negative impact on our revenue and net income for the remainder of fiscal 2021. Even as government restrictions are lifted and vaccines begin to be distributed, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels, and could result in reduced restaurant traffic and consumer spending trends that may adversely impact our financial condition and results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(unaudited)		(unaudited)

Net income	$1,359	$1,213	$9,014	$10,240
Interest expense	2,650	2,650	7,951	7,951
Provision for income taxes	492	360	3,456	3,621
Depreciation and amortization	288	294	900	941
EBITDA	4,789	4,517	21,321	22,753

Share-based compensation	29	29	87	87
Adjusted EBITDA	$4,818	$4,546	$21,408	$22,840

Results of Operations

Thirteen weeks ended December 27, 2020 compared to thirteen weeks ended December 29, 2019

Revenues

Total sales decreased by 26% to $11,322,000 for the thirteen weeks ended December 27, 2020 (“third quarter fiscal 2021”) as compared to $15,356,000 for the thirteen weeks ended December 29, 2019 (“third quarter fiscal 2020”). Foodservice sales from the Branded Product Program decreased by 27% to $10,003,000 for the third quarter fiscal 2021 as compared to sales of $13,694,000 in the third quarter fiscal 2020. The sales from our Branded Product Program have been negatively impacted by the COVID-19 pandemic as many of our customers operate in venues that are currently closed, such as movie theaters, or venues operating at reduced capacity, such as professional sports arenas, amusement parks and shopping malls. Our average selling prices decreased by approximately 2.5% as compared to the third quarter fiscal 2020. During the third quarter fiscal 2021, the volume of business decreased by approximately 26% as compared to the third quarter fiscal 2020.

Total Company-owned restaurant sales decreased by 21% to $1,319,000 during the third quarter fiscal 2021 compared to $1,662,000 during the third quarter fiscal 2020. The decrease was primarily due to a decline in customer traffic related to the impact of the COVID-19 pandemic. Additionally, as stipulated under government orders, the dining rooms at our Company-owned restaurants are operating at reduced capacity and maintaining social distancing protocols under these same government orders.

License royalties increased by 34% to $5,898,000 in the third quarter fiscal 2021 as compared to $4,412,000 in the third quarter fiscal 2020. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 33% to $5,284,000 for the third quarter fiscal 2021 as compared to $3,979,000 in the third quarter fiscal 2020. As consumers shelter at home, our licensing business continues to show strong consumer demand. The increase is due to a 40% increase in retail volume during the third quarter fiscal 2021 period and a 3% increase in average net selling price as compared to the third quarter fiscal 2020 period. Additionally, the foodservice business earned lower royalties of $52,000 as compared to the third quarter fiscal 2020 due to a shift in the Sam’s Club business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $181,000 during the third quarter fiscal 2021 as compared to the third quarter fiscal 2020 primarily due to additional royalties earned on sales of French fries, cocktail franks and mozzarella sticks.

Franchise fees and royalties were $420,000 in the third quarter fiscal 2021 as compared to $1,035,000 in the third quarter fiscal 2020. Total royalties were $361,000 in the third quarter fiscal 2021 as compared to $802,000 in the third quarter fiscal 2020. Royalties earned under the Branded Menu program were $65,000 in the third quarter fiscal 2021 as compared to $148,000 in the third quarter fiscal 2020. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $296,000 in the third quarter fiscal 2021 as compared to $654,000 in the third quarter fiscal 2020. Franchise restaurant sales declined to $6,178,000 in the third quarter fiscal 2021 as compared to $14,587,000 in the third quarter fiscal 2020 primarily due to temporary closings, as well as venues operating at significantly reduced traffic as a result of the COVID-19 pandemic. Comparable domestic franchise sales (consisting of 51 Nathan’s outlets, excluding sales under the Branded Menu Program) were $4,778,000 in the third quarter fiscal 2021 as compared to $9,144,000 in the third quarter fiscal 2020.

At December 27, 2020, 215 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 226 domestic and international franchised or Branded Menu Program franchise outlets at December 29, 2019. Total franchise fee income was $59,000 in the third quarter fiscal 2021 compared to $233,000 in the third quarter fiscal 2020. Domestic franchise fee income was $34,000 in the third quarter fiscal 2021 compared to $35,000 in the third quarter fiscal 2020. International franchise fee income was $25,000 in the third quarter fiscal 2021 compared to $38,000 during the third quarter fiscal 2020.

We did not recognize any forfeited fees in the third quarter fiscal 2021. We recognized $160,000 of forfeited fees in the third quarter fiscal 2020 primarily from the termination of our Master Franchise Agreement for Turkey and the closing of various domestic and international franchise locations. During the third quarter fiscal 2021, one new franchised outlet opened. Additionally, 40 new ghost kitchens opened. During the third quarter fiscal 2020, three franchised outlets opened.

Advertising fund revenue, after eliminating Company contributions, was $390,000 during the third quarter fiscal 2021 and $573,000 during the third quarter fiscal 2020 period.

Costs and Expenses

Overall, our cost of sales decreased by 27% to $8,937,000 in the third quarter fiscal 2021 as compared to $12,262,000 in the third quarter fiscal 2020. Our gross profit (representing the difference between sales and cost of sales) decreased to $2,385,000 or 21% of sales during the third quarter fiscal 2021 as compared to $3,094,000 or 20% of sales during the third quarter fiscal 2020. The increase in margin was primarily due to the lower cost of beef in the Branded Product Program, partially offset by higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants.

Cost of sales in the Branded Product Program decreased by approximately $3,173,000 during the third quarter fiscal 2021 as compared to the third quarter fiscal 2020, primarily due to the 4.6% decrease in the average cost per pound of our hot dogs, as well as the 26% decrease in the volume of product sold due to the COVID-19 pandemic as discussed above. We did not make any purchase commitments of beef during the third quarter fiscal 2021 or the third quarter fiscal 2020. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

Beginning in May 2020, the cost of hot dogs increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2021 was $989,000 or 75% of restaurant sales, as compared to $1,141,000 or 69% of restaurant sales in the third quarter fiscal 2020. We experienced higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants. We expect that our future labor costs will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State as well as other new labor regulations and our food costs may be impacted by increases in commodity costs.

Restaurant operating expenses were $759,000 in the third quarter fiscal 2021 as compared to $764,000 in the third quarter fiscal 2020. We incurred lower marketing expenses of $17,000, lower utility expenses of $11,000, and lower repairs and maintenance expenses of $16,000 which were offset, in part, by higher delivery charges associated with offsite consumption.

Depreciation and amortization were $288,000 in the third quarter fiscal 2021 as compared to $294,000 in the third quarter fiscal 2020.

General and administrative expenses decreased by $367,000 or 10% to $3,253,000 in the third quarter fiscal 2021 as compared to $3,620,000 in the third quarter fiscal 2020. The Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. These activities included transitioning certain Corporate personnel from a furloughed status to a permanent layoff. The Company incurred severance charges of approximately $343,000 which are reflected in general and administrative expenses in our Consolidated Statements of Earnings for the third quarter fiscal 2021. This was offset by a lower incentive compensation accrual, reduced tradeshow expenses in light of the COVID-19 pandemic and reductions in other discretionary expenses including marketing and travel.

Advertising fund expense, after eliminating Company contributions, was $390,000 during the third quarter fiscal 2021, as compared to $573,000 in the third quarter fiscal 2020.

Other Items

Interest expense of $2,650,000 in both the third quarter fiscal 2021 and the third quarter fiscal 2020 represented accrued interest of $2,477,000 on the 2025 Notes and amortization of debt issuance costs of $173,000.

Interest income was $89,000 for the third quarter fiscal 2021 as compared to $338,000 in the third quarter fiscal 2020.

Other income, which primarily relates to a sublease of a franchised restaurant, was $9,000 in the third quarter fiscal 2021, as compared to $22,000 in the third quarter fiscal 2020.

Provision for Income Taxes

The income tax provision for the third quarter fiscal 2021 and third quarter fiscal 2020 reflect effective tax rates of 26.6% and 22.9%, respectively.

During the third quarter fiscal 2021, the Company’s effective tax rate was favorably affected by 1.0% due to its return to provision adjustment of approximately $18,000 in connection with the filing of its March 2020 tax returns. During the third quarter fiscal 2020, the Company’s effective tax rate was favorably affected by 3.3% due to its return to provision adjustment of approximately $52,000 in connection with the filing of its March 2019 tax returns. Nathan’s effective tax rates without these adjustments would have been 27.6% for the third quarter fiscal 2021 and 26.2% for the third quarter fiscal 2020.

The amount of unrecognized tax benefits at December 27, 2020 was $336,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 27, 2020, Nathan’s had $292,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 28, 2021.

Results of Operations

Thirty-nine weeks ended December 27, 2020 compared to thirty-nine weeks ended December 29, 2019

Revenues

Total sales decreased by 47% or $27,002,000 to $30,697,000 for the thirty-nine weeks ended December 27, 2020 (“fiscal 2021 period”) as compared to $57,699,000 for the thirty-nine weeks ended December 29, 2019 (“fiscal 2020 period”). Foodservice sales from the Branded Product Program decreased by 47% to $24,450,000 for the fiscal 2021 period as compared to sales of $45,989,000 for the fiscal 2020 period. The sales from our Branded Product Program have been negatively impacted by the COVID-19 pandemic as many of our customers operate in venues that are currently closed, such as movie theaters, or venues operating at reduced capacity, such as professional sports arenas, amusement parks and shopping malls. Our average selling prices increased by approximately 2.9% as compared to the fiscal 2020 period. During the fiscal 2021 period, the volume of business decreased by approximately 48% as compared to the fiscal 2020 period.

Total Company-owned restaurant sales decreased by 47% to $6,247,000 during the fiscal 2021 period as compared to $11,710,000 during the fiscal 2020 period. The decrease was primarily due to a decline in customer traffic related to the impact of the COVID-19 pandemic during the fiscal 2021 period. Additionally, as stipulated under government orders, the dining rooms at our Company-owned restaurants are operating at reduced capacity and maintaining social distancing protocols under these same government orders.

License royalties increased by 33% to $24,689,000 in the fiscal 2021 period as compared to $18,559,000 in the fiscal 2020 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 33% to $22,743,000 for the 2021 fiscal period as compared to $17,071,000 in the fiscal 2020 period. As consumers shelter at home, our licensing business continues to show strong consumer demand. The increase is due to a 21% increase in retail volume during the fiscal 2021 period and a 15% increase in average net selling price as compared to the fiscal 2020 period. Additionally, the foodservice business earned lower royalties of $401,000 as compared to the fiscal 2020 period due to a shift in the Sam’s Club business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $457,000 during the fiscal 2021 period as compared to the fiscal 2020 period primarily due to additional royalties earned on sales of French fries, pickles, cocktail franks and mozzarella sticks.

Franchise fees and royalties were $1,087,000 in the fiscal 2021 period as compared to $3,610,000 in the fiscal 2020 period. Total royalties were $880,000 in the fiscal 2021 period as compared to $2,829,000 in the fiscal 2020 period. Royalties earned under the Branded Menu program were $152,000 in the fiscal 2021 period as compared to $577,000 in the fiscal 2020 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Traditional franchise royalties were $728,000 in the fiscal 2021 period as compared to $2,252,000 in the fiscal 2020 period. Franchise restaurant sales declined to $15,366,000 in the fiscal 2021 period as compared to $50,425,000 in the fiscal 2020 period primarily due to temporary closures, as well as venues operating at significantly reduced traffic as a result of the COVID-19 pandemic. Comparable domestic franchise sales (consisting of 53 Nathan’s outlets, excluding sales under the Branded Menu Program) were $12,003,000 in the fiscal 2021 period as compared to $31,917,000 in the fiscal 2020 period.

At December 27, 2020, 215 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 226 domestic and international franchised or Branded Menu Program franchise outlets at December 29, 2019. Total franchise fee income was $207,000 in the fiscal 2021 period compared to $781,000 in the fiscal 2020 period. Domestic franchise fee income was $98,000 in the fiscal 2021 period compared to $108,000 in the fiscal 2020 period. International franchise fee income was $76,000 in the fiscal 2021 period compared to $120,000 during the fiscal 2020 period.

We recognized $33,000 and $553,000 of forfeited fees in the fiscal 2021 and fiscal 2020 periods, respectively. The forfeited fees in the 2020 fiscal period were primarily from the termination of our Master Franchise Agreements for Russia, Kyrgyzstan and Turkey. During the fiscal 2021 period, five franchised outlets opened, including one new Branded Menu Program outlet. Additionally, 75 new ghost kitchens opened. During the fiscal 2020 period, 15 franchised outlets opened, including five international units and three Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $1,082,000 in the fiscal 2021 period, as compared to $1,752,000 during the fiscal 2020 period.

Costs and Expenses

Overall, our cost of sales decreased by 45% to $24,161,000 in the fiscal 2021 period as compared to $43,973,000 in the fiscal 2020 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $6,536,000 or 21% of sales during the fiscal 2021 period as compared to $13,726,000 or 24% of sales during the fiscal 2020 period. The reduction in margin was primarily due to the higher cost of beef in the Branded Product Program, higher prime restaurant costs associated with new menu offerings, and higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants.

Cost of sales in the Branded Product Program decreased by approximately $17,612,000 during the fiscal 2021 period as compared to the fiscal 2020 period, primarily due to the 2.7% increase in the average cost per pound of our hot dogs offset by the 48% decrease in the volume of product sold due to the COVID-19 pandemic as discussed above. We did not make any purchase commitments for beef during the fiscal 2021 and 2020 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

Beginning in May 2020, the cost of hot dogs increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2021 period was $4,173,000 or 67% of restaurant sales, as compared to $6,373,000 or 54% of restaurant sales in the fiscal 2020 period. We experienced higher food costs driven by the higher commodity costs of beef, higher prime costs associated with new menu offerings, and higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants. We expect that our future labor costs will continue to be impacted by the remaining multi-year increase in minimum wage requirements in New York State as well as other new labor regulations and our food costs may be impacted by increases in commodity costs.

Restaurant operating expenses were $2,622,000 in the fiscal 2021 period as compared to $2,791,000 in the fiscal 2020 period. We incurred lower occupancy expenses of $61,000, lower utility expenses of $48,000, lower marketing expenses of $69,000 and lower repairs and maintenance expenses of $38,000 which were offset, in part, by higher delivery charges associated with offsite consumption.

Depreciation and amortization were $900,000 in the fiscal 2021 period as compared to $941,000 in the fiscal 2020 period.

General and administrative expenses decreased by $2,407,000 or 22% to $8,709,000 in the fiscal 2021 period as compared to $11,116,000 in the fiscal 2020 period. The Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. These activities included transitioning certain Corporate personnel from a furloughed status to a permanent layoff. The Company incurred severance charges of approximately $343,000 which are reflected in general and administrative expenses in our Consolidated Statements of Earnings for the fiscal 2021 period. This was offset by a lower incentive compensation accrual, reduced tradeshow expenses in light of the COVID-19 pandemic, and reductions in other discretionary expenses including marketing and travel.

Advertising fund expense, after eliminating Company contributions, was $1,082,000 in the fiscal 2021 period, as compared to $2,122,000 in the fiscal 2020 period.

Other Items

Interest expense of $7,951,000 in both the fiscal 2021 period and the fiscal 2020 period represented accrued interest of $7,433,000 on the 2025 Notes and amortization of debt issuance costs of $518,000.

Interest income was $309,000 for the fiscal 2021 period as compared to $1,074,000 in the fiscal 2020 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $31,000 and $61,000 in the fiscal 2021 and fiscal 2020 periods, respectively.

Provision for Income Taxes

The income tax provision for the fiscal 2021 period and fiscal 2020 period reflect effective tax rates of 27.7% and 26.1%, respectively. During the third quarter fiscal 2021, the Company’s effective tax rate was favorably affected by 0.1% due to its return to provision adjustment of approximately $18,000 in connection with the filing of its March 2020 tax returns. Nathan’s effective tax rate without this adjustment would have been 27.8% for the fiscal 2021 period. Nathan’s effective tax rate for the fiscal 2020 period was reduced by 1.6% as a result of the tax benefits associated with stock compensation. For the fiscal 2020 period, excess tax benefits of $228,000 were reflected in the Consolidated Statements of Earnings as a reduction in determining the provision for income taxes. Nathan’s effective rate for the fiscal 2020 period was favorably affected by 0.4% due to its return to provision adjustment of approximately $52,000 in connection with the filing of its March 2019 tax returns. Nathan’s effective tax rate without these adjustments would have been 28.1% for the fiscal 2020 period.

The amount of unrecognized tax benefits at December 27, 2020 was $336,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 27, 2020, Nathan’s had $292,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 28, 2021.

Off-Balance Sheet Arrangements

At December 27, 2020 and December 29, 2019, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 27, 2020 aggregated $76,602,000, a $515,000 decrease during the fiscal 2021 period as compared to cash and cash equivalents of $77,117,000 at March 29, 2020. Net working capital increased to $79,272,000 from $75,165,000 at March 29, 2020. We paid our semi-annual interest payments for fiscal 2021 of $4,968,750 on May 1, 2020 and November 1, 2020, respectively. For the fiscal 2021 period, we have paid three quarterly dividends totaling $4,320,000.

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

Cash provided by operations of $5,710,000 in the fiscal 2021 period is primarily attributable to net income of $9,014,000 in addition to other non-cash operating items of $1,711,000, offset by changes in other operating assets and liabilities of $5,015,000. Non-cash operating expenses consist principally of depreciation and amortization of $900,000, amortization of debt issuance costs of $518,000, share-based compensation expense of $87,000, non-cash rental expense of $150,000, and bad debts of $70,000. In the fiscal 2021 period, accounts and other receivables increased by $1,300,000 due primarily to higher Branded Product Program receivables of $690,000 and higher franchise and license royalty receivables of $428,000. In the fiscal 2021 period, accounts payable, accrued expenses and other current liabilities decreased by $3,852,000 due to lower accrued interest of $2,505,000 as a result of timing of our interest payments on our 2025 Notes, deferred revenue of $700,000 that was earned during the fiscal 2021 period and the reduction in accrued payroll and other benefits of $829,000 resulting from the payment of year-end incentive compensation. Rebates due under the Branded Product Program were lower by $233,000 due primarily to reduced sales as a result of the COVID-19 pandemic. This was offset by higher accrued rent and occupancy costs of $146,000. Accounts payable increased by $276,000 due principally to the timing of product purchases made for the Branded Product Program.

Cash used in investing activities was $398,000 in the fiscal 2021 period primarily in connection with capital expenditures incurred for our Branded Product Program and the installation of a new point-of sale system at our Company-owned restaurants.

Cash used in financing activities of $5,827,000 in the fiscal 2021 period relates to the payments of the Company’s quarterly $0.35 per share cash dividend totaling $4,320,000. Additionally, during the fiscal 2021 period, Nathan’s repurchased 26,676 shares of common stock for $1,501,000.

During the period from October 2001 through December 27, 2020, Nathan’s purchased 5,254,081 shares of its common stock at a cost of approximately $84,770,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,362,981 shares at a total cost of approximately $77,612,000, reducing the number of shares then-outstanding by 55.9%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 27, 2020, Nathan’s has repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At December 27, 2020, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the fiscal 2021 period, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10,000,000 of the 2025 Notes by the Company (at a price equal to or less than par) from time to time. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at December 27, 2020 aggregating $76,602,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, Nathan’s Board of Directors authorized the increase of its regular quarterly dividend to $0.35 from $0.25. The Company paid its first quarter fiscal 2021 dividend of $1,440,000 on June 26, 2020, its second quarter fiscal 2021 dividend of $1,440,000 on September 4, 2020 and its third quarter fiscal 2021 dividend of $1,440,000 on December 4, 2020.

Effective February 5, 2021, the Company declared its fourth quarter dividend of $0.35 per common share to stockholders of record as of the close of business on February 22, 2021, which is payable on March 5, 2021.

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

At December 27, 2020, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 29, 2020.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of December 27, 2020, Nathan’s has recorded a liability of $110,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.2% higher than between October 2018 and March 2019. Our average cost of hot dogs between April 2020 and December 2020 was approximately 2.7% higher than between April 2019 and December 2019.

Beginning in May 2020, the cost of hot dogs has increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2021. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase is being phased in differently between New York City and the rest of New York State. Effective December 31, 2019, the minimum wage was $15.00 in New York City and increased to $13.75 per hour for the remainder of New York State.

The minimum hourly rate of pay for the remainder of New York State increased to $14.50 on December 31, 2020; and will increase to $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, two of which operate within New York City. All of these locations have been significantly affected by this new legislation.

The Company is continually studying the impact on the Company’s operations and is developing strategies and tactics, including pricing and potential operating efficiencies, to minimize the effects of these increases and future increases. We have recently increased certain selling prices to pass on recent cost of sales increases. However, if we are unable to fully offset these and future increases through pricing and operating efficiencies, our margins and profits will be negatively affected.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 27, 2020, Nathan’s cash and cash equivalents aggregated $76,602,000. Earnings on this cash would increase or decrease by approximately $192,000 per annum for each 0.25% change in interest rates.

Borrowings

At December 27, 2020, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings since 2006. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.2% higher than between October 2018 and March 2019. Our average cost of hot dogs between April 2020 and December 2020 was approximately 2.7% higher than between April 2019 and December 2019.

Beginning in May 2020, the cost of hot dogs has increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2021. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine week period ended December 27, 2020 would have increased or decreased our cost of sales by approximately $2,124,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective February 5, 2021, the Board declared its quarterly cash dividend of $0.35 per share which is payable on March 5, 2021 to shareholders of record as of the close of business on February 22, 2021.

Item 6. Exhibits

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Robert Steinberg, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 27, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 5, 2021	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2021	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Nathan’s Famous, Inc. and will be retained by Nathan’s Famous, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.