Form 10-K
period 2021-03-28
NATHANS FAMOUS, INC.
filed 2021-06-11
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 25, 2020 - was approximately $147,783,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 4, 2021, there were outstanding 4,114,934 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the conclusion of Nathan Famous, Inc.’s fiscal year ended March 28, 2021.

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

Item 1.         Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp. References to the fiscal 2021 period mean the fiscal year ended March 28, 2021 and references to the fiscal 2020 period mean the fiscal year ended March 29, 2020. In addition, references to the “Notes”, “2025 Notes” or the “2025 Senior Secured Notes” refer to the $150,000,000 6.625% Senior Secured Notes due 2025 and references to the “2020 Notes” or the “2020 Senior Secured Notes” refer to the $135,000,000 10.000% Senior Secured Notes which were redeemed on November 16, 2017.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 79,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in sixteen foreign territories and countries. The Company considers itself to be in the foodservice industry, and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausage and corned beef products, frozen French fries and additional products through retail grocery channels and club stores throughout the United States. As of March 28, 2021, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

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

Our brand is widely recognized by virtue of our long history and broad geographic footprint, which allows us to enjoy high consumer awareness in the United States and abroad and the ability to grow in markets and channels where the brand is known but has not yet achieved optimal market penetration. We believe that our highly visible brand and reputation for high quality products have allowed us to expand our food offerings beyond our signature hot dogs and command a price premium across our portfolio of products. Over time, we have expanded menu options so that our Company-owned restaurants and franchisees can supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices. We have also developed a portfolio of licensed products for sale at retail and grocery locations. During the fiscal 2021 period, we expanded our brand presence by opening Nathan’s Famous virtual kitchens, or “ghost kitchens.” We have partnered with existing branded restaurants and utilizing their existing equipment allow them to sell Nathan’s Famous branded products through third party delivery platforms such as UberEats, DoorDash and GrubHub. We have also developed a virtual chicken wing concept called the Wings of New York, with a menu made up of chicken wings, chicken tenderloins and waffles.

We seek to maintain the same quality standard with each of our supplemental menu items and licensed products as we do with our core hot dog and French fries menu. We intend to continue to leverage our highly recognized global brand and iconic products to introduce new products into our existing distribution network, open new points of distribution and grow our overall sales. We believe that there is potential to increase our sales by converting existing sales of non-branded products to Nathan’s Famous branded products throughout the foodservice industry.

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

●	expanding the number of virtual kitchens domestically and internationally helping to grow our Nathan’s Famous brand and Wings of New York concept; and

●	continuing to operate our iconic Company-owned restaurants, and opportunistically seek to invest in Company-owned restaurant expansion.

As of March 28, 2021:

●

our Nathan’s Famous Company-owned and franchised units in operations consisted of 213 franchised units and four Company-owned units (including one seasonal unit) located in 19 states and eight foreign countries;

●

our Nathan’s Famous Branded Product Program distributed our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico;

●	Nathan’s Famous packaged hot dogs and other products were offered for sale in supermarkets, mass merchandisers and club stores in all 50 states.

Our revenues are generated primarily from sales of products sold through our Branded Product Program and within our Company-owned restaurants, as well as royalties from our retail licensing activities and the royalties, fees and other sums we earn from our restaurant franchising activities.

We plan to expand the scope and market penetration of our Branded Product Program, further develop the restaurant operations of existing Nathan’s Famous franchised and Company-owned outlets, open new Nathan’s Famous franchised outlets in traditional or captive market environments, open new virtual kitchens, domestically and internationally, and expand the Nathan’s Famous retail licensing programs. We may also selectively consider opening new Company-owned restaurants.

COVID-19 Pandemic

In March 2020, the World Health Organization (“WHO”) declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, and local governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited our Company-owned restaurants, franchised restaurants and BMP franchises to off-premise sales (take-out and delivery) in the early stages of the pandemic. Additionally, it negatively impacted our Branded Product Program as many of our customers operate in venues that are closed or venues that are operating at reduced capacity, such as professional sports arenas, amusement parks, and shopping malls.

During the course of the fiscal 2021 period, certain of these restrictions were relaxed as incidents of infection from the initial outbreak declined. The Company has instituted operational procedures to protect the health and foster the confidence of employees and guests at the Company-owned and franchised units. The Company continues to monitor developing and changing health authority recommendations and regulatory requirements.

The business environment remains fluid into fiscal 2022 (“the fiscal year ending March 27, 2022”) and is subject to change as governmental authorities modify existing restrictions or implement new restrictions in response to changes in the number of COVID-19 infections and the availability and acceptance of vaccines around the United States and internationally.

The impact of the COVID-19 pandemic on our results of operations and liquidity is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Corporate History

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

Restaurant Operations

The COVID-19 pandemic has disrupted operations at our Company-owned restaurants, franchised restaurants and BMP locations. Three out of four of our Company-owned restaurants remained open throughout the fiscal 2021 period and continued to offer food primarily through take-out and delivery. Our seasonal location on the Coney Island Boardwalk operated for an abbreviated time in the fiscal 2021 period. It was open from May 15, 2020 to September 13, 2020. This seasonal location re-opened with reduced operating hours for the fiscal 2022 summer season on April 2, 2021.

A majority of our franchised locations closed temporarily during the fiscal 2021 period due to their locations being in venues that were closed (such as movie theaters) or venues operating at reduced traffic levels (such as airports, highway travel plazas and shopping malls). Currently, approximately 77% of the Company’s franchise system is open.

Such closures and disruptions have impacted revenues and income from operations as compared to the fiscal 2020 period.

We remain principally focused on the well-being and safety of our guests, restaurant employees, franchisees, and all other Corporate employees.

The health and well-being of our employees and guests has always been and continue to be our top priority. Since the situation around the COVID-19 pandemic is constantly changing we may implement additional safety measures in line with health authority recommendations and regulatory requirements.

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

Nathan’s World Famous Beef Hot Dogs are flavored with our secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly since our inception over 100 years ago in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries, cooked in 100% trans-fat-free oil, are featured at each Nathan’s restaurant. We believe the majority of sales in our Company-owned restaurants consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: the Nathan’s Famous NY Cheesesteak by Pat LaFreida, our fresh angus hamburger program and our hand-dipped chicken program. We have historically used the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants.

We also partner with major third-party delivery service providers, such as DoorDash, UberEats and GrubHub, providing multiple options for our guests to continue to enjoy Nathan’s Famous products at home during the COVID-19 pandemic. Nathan’s also opened our first virtual kitchens (existing kitchens with no Nathan’s Famous branded store-front presence, used to fill online orders) during the fiscal 2021 period to further expand our delivery options and to reach even more of our customers. At March 28, 2021, there were 130 virtual kitchens operating in 10 states and four foreign countries.

Nathan’s restaurant designs are available in a range of sizes from 300 to 4,000 square feet. We have also developed various Nathan’s carts, kiosks, mobile food carts, trucks and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food or quick service outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, kiosks and modular units generally carry only the core menu. Our food trucks may carry the full Nathan’s Famous menu.

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

Franchise Operations

At March 28, 2021, our Nathan’s franchise system, including our Branded Menu Program, consisted of 213 units operating in 19 states and eight foreign countries.

Our franchise system includes among its franchisees such well-known companies as HMS Host, Gourmet Dining Services, Inc., CulinArt, Inc., National Amusements, Inc., Hershey Entertainment & Resorts Company, and Bruster’s Real Ice Cream. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During the fiscal 2021 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 28, 2021, HMS Host operated 12 franchised outlets, including three units at airports, eight units within highway travel plazas and one unit within a mall. Additionally, 23 mobile carts were registered to operate in New York, NY, and 15 Bruster’s Real Ice Cream shops were selling Nathan’s products under our Branded Menu Program.

Growth Strategies

Even amidst the various challenges of fiscal 2021, the Company embarked on a number of new initiatives to promote the Nathan’s Famous brand and to position itself for future growth.

Virtual Kitchens – The Company has partnered with Franklin Junction, which connects host restaurants with digital brands, and has also collaborated with REEF, and Ghost Kitchen Brands to expand across the United States and Canada.

Wings of New York – The Company launched the Wings of New York, a virtual concept offering New York style chicken wings, hand-dipped chicken tenders, as well as Harlem-style chicken and waffles through third party delivery services. The concept offers over a dozen different wing sauces ranging from Classic Buffalo and Creamy Mild Buffalo to Carolina Reaper and Ghost Pepper, as well as a signature Buffalo sauce created by culinary consultant and James Beard Award Winner Mark Miller. The Nathan’s Famous crinkle-cut French fries can be served alongside the wings or loaded with an assortment of toppings including the NY Cheesesteak fries by Pat LaFrieda, while the waffles, which can be served a la carte, are topped with real maple syrup and butter. The menu also features two waffle dessert options – a waffle sundae and a waffle shake.

Expansion of Partnership with Pat LaFrieda – In 2019, the Company launched the NY Cheesesteak by Pat LaFrieda. Due to the popularity of that hero sandwich, during the fiscal 2021 period the Company developed and introduced two new menu items, the NY Cheesesteak topped Hot Dog and NY Cheesesteak Fries.

Goldbelly DIY Kits – During the fiscal 2021 period, the Company partnered with Goldbelly to provide Nathan’s Famous favorite meals to consumers throughout the United States. The Company offers a number of meal kits through Goldbelly, including its Nathan’s World Famous Beef hot dog and crinkle-cut French fries. Other meal options include the NY Cheesesteak by Pat LaFrieda, and the Pastrami and Swiss Hero, both of which are shipped with Nathan’s Famous crinkle-cut French fries.

Digital Business – During fiscal 2021, the Company upgraded its capabilities by expanding our partnerships with third-party delivery services. Digital sales, which include delivery and customer pick-up, at three of our four Company-owned restaurants (excluding our seasonal location on the Coney Island Boardwalk) accounted for 11% of sales at these locations in fiscal 2021. Our ability to offer off-premises sales during the COVID-19 pandemic was important, as more guests preferred to eat their meals at home and in-restaurant dining was prohibited or restricted early in fiscal 2021.

Continued Focus on Technology

The Company continues to take strides to improve its technology resources to aid its Company-owned store operations. In fiscal 2021, the Company-owned restaurants migrated to the PAR Brink Point-of-Sale application. To further increase operational efficiency, the Company partnered with Restaurant Magic to install a back office software solution that focuses on inventory and food management, labor and scheduling, as well as reporting and analytics.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony. During the fiscal 2021 period, franchisees opened seven new Nathan’s Famous franchised units in the United States (including two Branded Menu Program units), and closed ten Nathan’s Famous franchised units, including one international unit.

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

We are the sole owner of all rights to the Arthur Treacher’s brand and the exclusive franchisor of the Arthur Treacher’s restaurant system (subject to a limited license granted to PAT Franchise Systems, Inc. (“PFSI”) in Indiana, Michigan, Ohio, and Pennsylvania, (“the PFSI Markets”). Pursuant to the license, PFSI has no obligation to pay fees or royalties to us in connection with its use of the Arthur Treacher’s intellectual property within the PFSI Markets. As a result of PFSI’s failure to satisfy the development schedules for each of the territories, all future development rights have reverted back to Nathan’s.

As of March 28, 2021, Arthur Treacher’s, as a co-brand, was included within 27 Nathan’s Famous restaurants. Additionally, we operate seven Arthur Treacher’s BMP locations.

Company-owned Nathan’s Restaurant Operations

As of March 28, 2021, we operated four Company-owned Nathan’s restaurants, including one seasonal location, in New York. Three of our four Company-owned restaurants have been open with limited operations resulting from restrictions due to the COVID-19 pandemic. Our seasonal location on the Coney Island Boardwalk re-opened with reduced operating hours for the fiscal 2022 summer season on April 2, 2021.

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

International Development

As of March 28, 2021, Nathan’s Famous franchisees operated 26 units in eight foreign countries.

During fiscal 2021, the Company entered into a licensing, manufacturing and distribution agreement with Mezzan Holding KSC, one of the largest manufacturers, and distributors of food and beverages in the Gulf region. We believe this partnership may position the Company with advantages and opportunities in and around the Gulf region.

Additionally, during fiscal 2021, the Company licensed Damhus, a German manufacturer of quality meat-products, to manufacture and distribute Nathan’s World Famous Beef Hot Dogs across Europe.

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

Following is a summary of our international operations for the fiscal years ended March 28, 2021 and March 29, 2020: See Item 1A-“Risk Factors.”

	March 28,	March 29,
	2021	2020
Total revenue	$1,102,000	$4,872,000
Gross profit (a)	$383,000	$1,962,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 28, 2021 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
California	-	1	1
Connecticut	-	5	5
Florida	-	24	24
Georgia	-	5	5
Illinois	-	1	1
Kentucky	-	3	3
Maryland	-	2	2
Massachusetts	-	5	5
Missouri	-	1	1
Nevada	-	9	9
New Jersey	-	25	25
New York	4	81	85
North Carolina	-	4	4
Ohio	-	2	2
Pennsylvania	-	9	9
Rhode Island	-	2	2
South Carolina	-	3	3
Texas	-	1	1
Virginia	-	4	4
Domestic Subtotal	4	187	191

International Locations	Company	Franchise (1)	Total (1)
Dominican Republic	-	6	6
Jamaica	-	2	2
Kazakhstan	-	4	4
Malaysia	-	4	4
Panama	-	4	4
Philippines	-	3	3
Spain	-	1	1
United Kingdom	-	2	2
International Subtotal	-	26	26
Grand Total	4	213	217

(1)

Amounts include 94 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program are excluded. Virtual kitchens are also excluded.

Branded Product Program

The COVID-19 pandemic has disrupted operations within our Branded Product Program. Operations at many of our Branded Product Program accounts have been negatively impacted as many of our customers operate in venues that are currently closed (such as movie theatres) or venues operating at reduced traffic levels, such as professional sports arenas, amusement parks and shopping malls.

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

As of March 28, 2021, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. Pursuant to the Branded Product Program, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Hot Dog On A Stick, and Johnny Rockets; national movie theater chains such as Regal Entertainment, National Amusements and Cinemex in Mexico; amusement parks such as Six Flags and Universal Studios; casino hotels such as Foxwoods Casino in Connecticut; and convenience store chains such as Race Trac, and Holiday Station stores. The Branded Products Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs being served in stadiums and arenas that host the New York Yankees, New York Mets, Brooklyn Nets, Dallas Cowboys, Miami Marlins, Colorado Rockies and Green Bay Packers.

Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of foodservice outlets and venues, including airports, highway travel plazas, colleges and universities, gas and convenience stores, military installations and Veteran’s Administration hospitals throughout the United States.

With the anticipated roll-out, availability and acceptance of vaccines to combat the COVID-19 pandemic, Nathan’s expects to continue to seek out and evaluate a variety of alternative environments designed to maximize and grow our Branded Product Program.

Expansion Program

We expect that our retail licensing program may continue to grow, centered around our licensing program with John Morrell & Co. John Morrell & Co. brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing attractive new products. As a result of our partnership with John Morrell & Co., we expect Nathan’s Famous products to continue penetrating the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. We believe John Morrell & Co. expects to continue to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support of our Nathan’s Famous Hot Dog Eating Contests.

We expect to resume the growth of our Branded Product Program once the COVID-19 pandemic subsides, through the addition of new points of sale. We believe that the flexible design of the Branded Product Program makes it well-suited for sales to all segments of the broad foodservice industry. We intend to keep targeting sales to a broad line of food distributors, which we believe complements our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to assure confidence in the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

We will seek to market our franchise restaurant program to large, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

We also expect to continue opening Nathan’s Famous franchised units as the COVID-19 pandemic subsides and developing master franchising programs in foreign countries. We may selectively consider opening new Company-owned Nathan’s restaurants on an opportunistic basis. In addition, we may consider new opportunities in both traditional and captive market settings.

We expect to continue to expand the number of virtual kitchens domestically and internationally through our partnerships with Franklin Junction, REEF and Ghost Kitchen Brands to bring the Nathan’s Famous brand and Wings of New York concept to consumers across the United States and internationally.

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

Licensing Program

Pursuant to an Agreement expiring in March 2032, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. Nathan’s earned royalties of approximately $27,778,000 in fiscal 2021 and $22,307,000 in fiscal 2020 representing 36.6% and 21.6% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with John Morrell & Co., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Since 2002, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $916,000 and $1,373,000 during the fiscal 2021 and 2020 period, respectively.  The majority of these royalties were earned from one company. As of March 28, 2021, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned from this agreement were approximately 91.5% of our fiscal 2021 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties, Inc., a wholly-owned subsidiary of John Morrell & Co. During fiscal 2021 and 2020, we earned $1,022,000 and $1,102,000, respectively, from this license. Through this agreement, we control the manufacture of all Nathan’s hot dogs.

During fiscal 2021, our licensee Lamb Weston, Inc., continued to produce and distribute Nathan’s Famous frozen French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 37 states, primarily on the East Coast and in the Southwest and West Coast during fiscal 2021. During fiscal 2021 and 2020, we earned royalties of $1,137,000 and $719,000, respectively, under this agreement. For the contract year ended in July 2020 we earned royalties of $455,000 in excess of the annual minimum. Lamb Weston, Inc. continues to seek to further expand its market penetration in the Eastern United States and in the Midwest. Lamb Weston, Inc. exercised its third option to extend the license agreement through July 2023, pursuant to which the minimum royalties will increase 4% annually.

During fiscal 2020, we transferred the license to manufacture and sell miniature bagel dogs, franks-in-a-blanket and other hors d’oeuvres through club stores, supermarkets and other retail food stores to an existing licensee. Royalties earned under this agreement were approximately $211,000 during fiscal 2021 and $10,000 during fiscal 2020.

We also have licensing agreements with Hermann Pickle Packers, Inc., Gold Pure Food Products Co., Inc. and others. These companies licensed the “Nathan’s Famous” name for the manufacture and sale of various products including mustard, salsa, sauerkraut and pickles. These products have been distributed on a limited basis. Fees and royalties earned from all of these products were approximately $303,000 during fiscal 2021 and $341,000 during fiscal 2020. Our license agreement with Gold Pure Food Products Co., Inc. terminated in December 2020.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by John Morrell & Co. for sale by our Branded Product Program, our restaurant system, and at retail. John Morrell & Co. and other hot dog manufacturers supply the hot dogs for our Company-operated and franchise-operated restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties, Inc. produces Nathan’s proprietary spice formulations and we have, in the past, engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced primarily by Lamb Weston, Inc.

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

We currently utilize a cooperative distribution system pursuant to an agreement with UniPro Foodservice, Inc., the Multi-Unit Group, which is comprised of institutional food and non-food distributors organized to procure, distribute and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. The initial term of the agreement is for five (5) years, through November 15, 2022 and continuing for two successive one year renewal periods upon mutual consent. We believe this arrangement allows for more flexibility in expanding into new markets throughout the United States, as well as proves to be cost efficient for our current franchisees. The strategic distribution partners under this new agreement include: DiCarlo Distributors, Inc., Tapia Brothers Co., Cheney Brothers, Inc., Feesers, Inc., Lipari Foods, LLC and Chain Distribution Services LLC. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar / Performance Food Group, McLane and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through restaurants, the Branded Product Program, the Branded Menu Program, and within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we will continue to seek to grow existing markets and expand in new markets. The Nathan’s Famous brand continues to enjoy tremendous exposure and awareness from our Nathan’s Hot Dog Eating Contests. Due to the COVID-19 pandemic, all regional hot dog eating contests were canceled in 2020. However, while the regionals were canceled, our annual July 4th Hot Dog Eating Contest Championship was held at our flagship restaurant. The appropriate safety precautions were taken and the event was closed to the public. ESPN aired our July 4th Hot Dog Eating Championship Contest as it has done since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s concession stands and as menu items that are served in suites and throughout premium seating areas. Nathans’ current sports sponsorships include:

●	Professional Baseball: Yankee Stadium – New York Yankees; Citi Field – New York Mets; Marlins Park – Miami Marlins; Coors Field – Colorado Rockies; and

●	Professional Basketball: The Barclays Center – Brooklyn Nets; and

●	Professional Football: AT&T Stadium – Dallas Cowboys; Lambeau Field – Green Bay Packers.

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund are to be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2021. Vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

In fiscal 2021, Nathan’s marketing efforts were largely focused on media spending online with focused efforts to generate awareness and sales through third-party delivery platforms. Since the COVID-19 pandemic temporarily closed many restaurants in our franchise system, the promotion of delivery through third-party platforms like UberEats, DoorDash and GrubHub, helped support our Company-owned restaurants and our franchise system.

Nathan’s marketing efforts include employing an “always on” social media strategy to support the brand and franchise operations through our centralized brand presence. The social media objectives include increasing our reach among our core customer base, while building brand awareness amongst the engaged younger generation. Our social media efforts also include driving foot traffic and sales through geo-targeting restaurant campaigns, as well as driving guests directly to various online menus.

The objective of our Branded Product Program has historically been to seek to provide our foodservice operator customers with value-added, high quality products supported with meaningful point of sale materials and other forms of operational support.

During fiscal 2021, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, and regional, local distributor trade events, which were held virtually due to the COVID-19 pandemic. We have also advertised our products in distributor and trade periodicals. Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2022, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We continue to upgrade our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Twitter.

Human Capital

As of March 28, 2021, the Company employed 146 people, 33 of whom were corporate management and administrative employees, 21 of whom were restaurant managers and 92 of whom were hourly full-time and part-time foodservice employees.

As of March 28, 2021, more than 55% of our employees were female and approximately 73% of our employee population were comprised of racial and ethnic minorities.

We generally employ approximately 200-300 seasonal employees during the summer months. Food service employees at two Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2023. Employees at a third location are represented by the same union pursuant to a different agreement that expires on November 30, 2022.

We believe that our efforts to manage our workforce have been effective as evidenced by the fact that the Company has not suffered any strike or work stoppage for more than 47 years.

Culture and diversity

Creating and fostering inclusive work environments and teams allows us to create an engaging and welcoming culture for our employees, which we believe positively affects the quality of products and experience we deliver to our customers.

The Company works to ensure our recruiting and hiring initiatives are reaching a broad audience, so that our workforce represents the communities in which we serve. We seek to provide opportunities for growth and development at all levels of our organization.

Our workforce represents nearly all demographics, with diversity in age, race, ethnicity and gender. Specifically, we employ more women than men and more employees identify as racial and ethnic minorities, than white.

Compensation and Benefits

The Company is committed to providing market-competitive and equitable pay and benefits to attract and retain great talent. In addition to competitive hourly rates and base salaries, all management employees at our Company-operated restaurants are eligible for performance-based cash incentive bonuses based on the attainment of certain financial metrics, along with all corporate management and administrative employees, at the discretion of our Board of Directors.

The Company attempts to provide a range of benefits to its employees and their families, including medical and prescription drug, dental and vision, long-term disability coverage, as well as a 401(k) savings and flexible spending accounts. The Company has historically matched contributions to its 401(k) savings plan at a rate of $0.25 per dollar contributed by the employee up to a maximum of 3% of the employee’s annual salary.

Talent Development

We offer various management-training courses for management personnel of our Company-owned and franchised Nathan’s Famous restaurants. A restaurant manager from each restaurant must successfully complete our mandated management-training program.

Safety of our employees and customers during COVID-19

We are committed to providing safe work environments and providing our employees with the resources they need to promote their well-being. We are also committed to providing a safe and healthy environment for our restaurant patrons. In light of the COVID-19 pandemic, fiscal 2021 presented a unique set of challenges. We took several actions during fiscal 2021 to support the safety and well-being of our employees, such as providing personal protective equipment (“PPE”), installing plexiglass at our Corporate offices and at Company-owned restaurants, requiring the use of face masks by all of our employees, promoting social distancing measures as stipulated by local government regulations, adding social distancing stickers, sanitizing stations, pre-shift temperature checks and providing for emergency paid sick leave.

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

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations. Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate. These laws in the United States and overseas have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations.

We are not aware of any pending franchise legislation in the United States that we believe is likely to significantly affect our operations.

Each Company-owned and franchised restaurant is subject to regulation as to operational matters by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. An inability to obtain or retain health department or other licenses could adversely affect our operations.

We are subject to the Federal Fair Labor Standards Act and various other federal and state laws that govern minimum wages, overtime, working conditions, mandatory benefits, health insurance, and other matters. Other regulatory interpretations (such as the NLRB’s review of joint employment standards under the National Labor Relations Act, the Labor Department’s review of the Fair Labor Standards Act, the Small Business Administration’s review of independence standards applicable to reviewing franchisee loan applications, etc.) may have an impact on our overall business as well, although we do not believe that these will significantly affect our operations. We are also subject to federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the Federal Americans with Disabilities Act applies with respect to the design, construction and renovation of all restaurants in the United States.

Each company that manufactures, supplies or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments.

In 2020 and 2021, various governmental bodies in the United States have addressed the spread of COVID-19 by imposing limitations on business operations or recommending that residents adopt stringent “social distancing” measures. Those formal and informal restraints, as well as consumer behavior and other factors (such as supply chain issues) may have a material impact on our ability to operate our business at least while those restrictions are in effect, which may possibly have a longer-term impact on our business and the demand for our products and restaurant services.

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

Item 1A.         Risk Factors.

Our business is subject to various risks. Certain risks are specific to certain ways we do business, such as through Company-owned restaurants, franchised restaurants, branded products and retail, while other risks, such as health-related or economic risks, may affect all of the ways that we do business.

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

Risks Related to Business and Operations

Pandemics or disease outbreaks, such as the current novel coronavirus (COVID-19 virus) pandemic may disrupt our business, which could materially affect our operations and results of operations.

The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our Company-owned restaurants and at our franchisees’ restaurants, may make it more difficult to staff restaurants and, in more severe cases, may damage our reputation, cause an inability to obtain supplies, increase commodity costs or continue to cause partial or total closures of impacted restaurants.

During the fiscal 2021 period, individuals in many areas where we operate our restaurants were required to practice social distancing, restricted from gathering in groups and / or mandated to “stay at home.”

Additionally, sales and profits from our Branded Product Program have been impacted as many of our customers operate in venues that are closed and may be slow to reopen, such as professional sports venues, amusement parks, shopping malls and movie theaters.

In response to the COVID-19 outbreak and government restrictions, for a portion of our fiscal 2021 period, we were required to close the dining rooms in our Company-owned restaurants and offer only takeout and delivery, and/or implement modified work hours. The mobility restrictions, fear of contracting the coronavirus and the sharp increase in unemployment caused by the closure of businesses in response to the COVID-19 outbreak, have adversely affected and will continue to adversely affect our guest traffic, which in turn may materially adversely affect our liquidity, financial condition or results of operations.

Even as and when the mobility restrictions are loosened or lifted, and vaccines are distributed, guests may still be reluctant to return to in-restaurant dining, professional sports venues, amusement parks, shopping malls and movie theaters and the impact of lost wages due to COVID-19 related unemployment may lower consumer spending for the foreseeable future.

The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks or public health emergencies may adversely impact our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the availability, distribution and acceptance of vaccines; the negative impact on the economy; the public perception of gathering in public places like professional sports venues, amusement parks, shopping malls, and movie theaters; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; the ability of us and our franchisees to successfully navigate the impact of the COVID-19 pandemic; government action, including restrictions on restaurant operations; increased unemployment; and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and materially adversely affect our business, results of operations and financial condition. The COVID-19 pandemic has heightened many of the other risks described in this Item 1A, “Risk Factors.”

Our licensing revenue and overall profitability is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.

We earned license royalties from John Morrell & Co. of approximately $28,694,000 in fiscal 2021 and approximately $23,680,000 in fiscal 2020 representing 37.8% and 22.9% of total revenues, respectively. As a result of our agreement with John Morrell & Co., we expect that most of our license revenues will be earned from John Morrell & Co. for the foreseeable future. In addition, the reduction in our adjusted EBITDA (a non-GAAP financial measure (see Reconciliation of GAAP and Non-GAAP measures on page 38 of this report)) from $29,964,000 in fiscal 2020 to $27,225,000 in fiscal 2021 and income from operations from $27,172,000 in fiscal 2020 to $25,515,000 in fiscal 2021 was partially mitigated due to the increase in license royalties earned from John Morrell & Co. While our agreement with John Morrell & Co. expires in 2032, John Morrell’s BPP foodservice business is weighted towards one high volume user who has not sold product pursuant to a formal agreement. Accordingly, in the event that (i) John Morrell & Co. or its customers experience financial difficulties, (ii) there is a disruption or termination of the John Morrell & Co. Agreement or (iii) there is a significant decrease in our revenue from John Morrell & Co., it would have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our Branded Product Program (“BPP”) revenue is from a small number of BPP accounts. The loss of any one or more of those BPP accounts could harm our profitability and operating results.

A small number of our BPP customers account for a significant portion of our BPP revenues. Sales to our five largest BPP customers were 70.4% and 72.4% of our BPP revenues in fiscal 2021 and fiscal 2020, respectively. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements, if applicable, are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations and financial condition.

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

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2022. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef or other food products that we use in our operations significantly increases, or tariffs are imposed, particularly in the BPP, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

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

John Morrell & Co. currently has two manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

John Morrell & Co. currently has two manufacturing facilities producing different Nathan’s products. A temporary closure at either of these plants could potentially cause a temporary disruption to our source of supply, potentially causing some or all of certain shipments to customers to be delayed. A longer-term significant interruption at either of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while John Morrell & Co. determines how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption or other events might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

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

Any of the foregoing occurrences may cause disruptions in the supply of our hot dog or French fry products, as the case may be, damage our franchisees and our BPP customers, adversely affect our business, results of operations and financial condition.

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

The quick-service restaurant business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety and health, diet and nutrition, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, fluctuating insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also adversely affect restaurant operations and administrative expenses. Our ability and our franchisees’ ability to finance new restaurant development, to make improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

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

We are subject to risks affecting the food industry generally, including risks posed by the following: food spoilage or food contamination; consumer product liability claims; product tampering; and the potential cost and disruption of a product recall.

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

There has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that allow individuals to access a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our business and products may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms could also be used for dissemination of trade secret information, compromising valuable Company assets. The dissemination of information online, regardless of its accuracy, could harm our business, results of operations and financial condition.

Changing health or dietary preferences may cause consumers to avoid products offered by us in favor of alternative foods.

The foodservice industry is affected by consumer preferences and perceptions. Reports of the use of hormones, antibiotics or pesticides in the production of certain food products may cause consumers to reduce or avoid consumption of such food products. If prevailing health or dietary preferences, perceptions and governmental regulation cause consumers to avoid the products we offer in favor of alternative or healthier foods, demand for our products may be reduced and could materially adversely affect our business, results of operations and financial condition.

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

We also license third party franchisees and other licensees to use our trademarks and service marks. We enter into franchise agreements with our franchisees and license agreements with other licensees which govern the use of our trademarks and service marks. Although we make efforts to police the use of our trademarks and service marks by our franchisees and other licensees, we cannot assure you that these efforts will be sufficient to ensure that our franchisees and other licensees abide by the terms of the trademark licenses. In the event that our franchisees and licensees fail to do so, our trademark and service mark rights could be diluted.

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

Growth in our restaurant revenue and earnings is significantly dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to: our ability to attract new franchisees; the availability of site locations for new restaurants; the ability of potential restaurant owners to obtain financing, which may become more difficult due to current market conditions and operating results; the ability of restaurant owners to hire, train and retain qualified operating personnel; construction and development costs of new restaurants, particularly in highly-competitive markets; the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and adverse weather conditions.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. These events and factors include:

●	the impact of COVID-19;
●	changes in customer demand;
●	sales promotions by Nathan’s and its competitors;
●	variations in the timing and volume of Nathan’s sales and franchisees’ sales;
●	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;
●	changes in average same-store sales and customer visits;
●	variations in the price, availability and shipping costs of supplies;
●	seasonal effects on demand for Nathan’s products;
●	unexpected slowdowns in new store development efforts;
●	changes in competitive and economic conditions generally;
●	changes in the cost or availability of ingredients or labor;
●	weather and acts of God; and
●	changes in the number of franchises sold and in franchise agreement renewals.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our Company-owned and our franchisees’ restaurants. A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants. Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants. Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and/or unseasonably cold temperatures will negatively impact the number of patrons going to the Coney Island beach locations. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our operating margins, and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how it may perform in the future.

Due to the concentration of our restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 28, 2021, we and our franchisees (including units operated pursuant to our BMP) operated Nathan’s restaurants in 19 states and eight foreign countries. As of March 28, 2021, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our business, results of operations and financial condition.

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

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making payments and accepting credit card payments in our restaurants, as well as at third party online ordering and delivery businesses, processing payroll and other administrative functions, etc. For instance, if we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs.

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

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent, in particular, on our ability to retain and motivate our executive officers, for certain of whom we currently have employment agreements in place. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as our ability to satisfy our obligations under the Notes, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

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

Risks Related to Regulatory Matters

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

The COVID-19 pandemic has caused additional changes as companies struggle to find and hire workers as states begin to ease restrictions. As demand for new hires increases, the competition for these employees could require the payment of higher wages that could result in higher labor costs.

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

We rely on third-party manufacturers to produce our products and on other suppliers to supply raw materials. Such manufacturers and other suppliers, whether in the United States or outside the United States, are subject to a number of regulations, including food safety and environmental regulations. Failure by any of our manufacturers or other suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a manufacturer or other suppliers could disrupt our supply of product or raw materials, which could have an adverse effect on our business, results of operations, and financial condition. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect our business, results of operations, and financial condition.

We are subject to many federal, state and local laws, as well as statutory and regulatory requirements. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.

The National Labor Relations Board (NLRB) previously considered whether to hold certain franchisors responsible as a “joint employer” of its franchisees’ staff under certain fact patterns. McDonald’s USA LLC and their franchisees were the subject of administrative litigation with the NLRB. That matter was resolved through a settlement in 2019, and in 2020, the NLRB issued a regulation that changed the standard for determining when a party such as Nathan's would be deemed a “joint employer” under the National Labor Relations Act. The new NLRB standard would make it less likely that the NLRB would initiate an action against a company such as us. However, the new NLRB standard may be revised or revoked. There is also the possibility of administrative action from other agencies, state governments, and in private lawsuits that may allege that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise. In 2021 and beyond, if the United States Department of Labor and agencies such as OSHA and the NLRB take a more aggressive position on defining and enforcing joint employer status, or it both houses of Congress pass the pending “PRO Act,” that might change the status quo and expose Nathan’s to the possibility of being deemed a “joint employer” of our franchisees’ staff together with our franchisees.

Among other things, a determination that Nathan's and its franchisees are joint employers of one or more franchisees’ staff may make it easier to organize our franchisees’ staff into unions, provide the staff and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a Nathan’s franchised restaurant. A decrease in profitability or the closing of a significant number of franchised restaurants could significantly impact our business (as well as our franchisees’ businesses), results of operations and financial condition.

In September 2019, California adopted a law known as “AB-5,” which was ostensibly intended to address the relationship between “gig” workers and companies such as “Uber” and “Lyft.” By ballot initiative in November 2020, California voters adopted “Proposition 22” to exempt companies such as Uber and Lyft (and others) from California Assembly Bill 5 (“AB-5”); however, the remaining language of AB‑5 is broad enough to raise the possibility that it might be applied to the relationship between a franchisor such as Nathan's and its California franchisees. If AB-5 were applied to the franchisor-franchisee relationship that Nathan's enjoys with its franchisees, that might significantly impact the structure and financial viability of any California franchised or licensed locations.

California also adopted a new law to address data privacy. The California Consumer Privacy Act (CCPA) took effect at the beginning of 2020, and imposes stringent data security standards, which might apply more broadly than only within the borders of that state (for example, if a California resident buys products or has them shipped into the state and pays with a credit or debit card). Both New York and Virginia have since adopted similar requirements, which take effect in 2021. It is still uncertain whether the CCPA and the laws adopted in New York and Virginia will have a material impact on our operations or that of our franchisees.

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

Risks Related to Organizational Structure

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

While we have approved a quarterly dividend policy, there can be no assurance as to the declaration of future dividends or the amount of such dividend.

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

Risks Related to the Notes

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of March 28, 2021, we had total outstanding indebtedness of $150.0 million which is due in 2025. Subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future, which would increase the risks related to our high level of indebtedness. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all our debt obligations, including the repayment of the Notes.

Specifically, our high level of indebtedness could have important potential consequences, including, but not limited to:

●

increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment, including ongoing adverse economic conditions arising from the COVID-19 pandemic;

●	make it more difficult for us to satisfy our other financial obligations, including our obligations relating to the Notes;
●

requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;

●	make it more difficult for us to satisfy our obligations to the holders of the Notes, resulting in possible defaults on and acceleration of such indebtedness;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt;
●	increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity, value and trading of the Notes and access to capital markets;
●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
●	limit our ability to borrow additional funds or increase our cost of borrowing;
●	placing us at a disadvantage compared to other less leveraged competitors or competitors with comparable debt at more favorable interest rates;
●	increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest;
●	making it more difficult for us to repay, refinance or satisfy our obligations relating to the Notes;
●	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;
●

imposing restrictive covenants on our operations as the result of the terms of our indebtedness, which, if not complied with, could result in an event of default, which in turn, if not cured or waived, could result in the acceleration of our debts, including the Notes

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other liquidity needs. If conditions related to the COVID-19 pandemic result in significant disruptions to capital and financial markets, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity could be adversely impacted. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in amounts sufficient to pay our indebtedness or to fund other liquidity needs, our financial condition and results of operations may be adversely affected. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business and financial condition.

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

At March 28, 2021, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	November 2028	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2023	3,500

(a)	Seasonal satellite location.

At March 28, 2021, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,391,000 in fiscal 2021.

Item 3.         Legal Proceedings.

We and our subsidiaries are from time to time involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages and, in such event, could result in a material adverse impact on our results of operations for the period in which the ruling occurs.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Prices

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.”

Dividend Policy

Historically, Nathan’s has not paid or declared any regular dividends on our common stock since our initial public offering in 1993. However, we have paid two special dividends, a $5.00 per share special dividend in January 2018 and a $25.00 per share special dividend in March 2015. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. On June 14, 2019, Nathan’s Board of Directors authorized the increase of its regular dividend from $0.25 to $0.35 per quarter. During the fiscal 2020 and fiscal 2021 periods, the Company declared and paid four quarterly dividends of $0.35 per share.

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

Effective June 11, 2021, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2022 which is payable on June 25, 2021 to stockholders of record as of the close of business on June 21, 2021.

In addition to the terms of the Indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements and there can be no assurance that we will declare and pay any dividends subsequent to the June 25, 2021 dividend.

Shareholders

As of June 4, 2021, we had approximately 364 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended March 28, 2021.

Since the commencement of the Company’s stock buy-back program in September 2001 through March 28, 2021, Nathan’s has purchased a total of 5,254,081 shares of common stock at a cost of approximately $84,770,000 under all of its stock repurchase programs.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 28, 2021, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At March 28, 2021, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Reconciliation of GAAP and Non-GAAP Measures

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding (i) gain on sale of property and equipment; (ii) loss on debt extinguishment; (iii) impairment charge long-lived assets; and (iv) share-based compensation that the Company believes will impact the comparability of its results of operations.

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

	Fiscal Year (1)

(In thousands)	2021	2020	2019	2018	2017

Net income	$11,075	$13,435	$21,493	$2,630	$7,485
Interest expense	10,601	10,601	10,792	13,591	14,665
Income taxes	4,250	4,579	7,917	1,482	4,319
Depreciation & amortization	1,183	1,233	1,212	1,352	1,297

EBITDA	27,109	29,848	41,414	19,055	27,766

Gain on sale of property and equipment	-	-	(11,177)	-	-
Loss on debt extinguishment	-	-	-	8,872	-
Impairment charge long-lived assets	-	-	-	790	-
Share-based compensation	116	116	162	398	582

ADJUSTED EBITDA	$27,225	$29,964	$30,399	$29,115	$28,348

(1)

Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal years ended March 28, 2021 and March 29, 2020 were each on the basis of a 52-week reporting period. The fiscal year ended March 31, 2019 was on the basis of a 53-week reporting period. The fiscal years ended March 25, 2018 and March 26, 2017 were each on the basis of a 52-week reporting period.

Item 6.         Selected Financial Data.

Not applicable as we are considered a smaller reporting company.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Overview of the Impact of COVID-19

In March 2020, the World Health Organization (“WHO”) declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.”

During the fiscal 2021 period, COVID-19 spread throughout the United States and the rest of the world and government authorities have implemented measures to reduce the spread of COVID-19. These governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or to limit non-essential travel, gatherings in public places and other social interactions. The COVID-19 pandemic has had an adverse impact on the Company’s business, financial condition, cash flows, and results of operations for the fiscal 2021 period.

As a result of COVID-19, our Company-owned restaurants and our franchisees have experienced reduced customer traffic, as well as instances of reduced store-level operations, including reduced operating hours.

As of March 28, 2021, three of our four Company-owned restaurants were open. Our seasonal location on the Coney Island Boardwalk opened with reduced operating hours for the fiscal 2022 summer season on April 2, 2021.

Franchisees located in shopping malls, airports, and highway travel plazas continue to be subject to temporary closures or reduced operating hours. Approximately 77% of our franchise system is currently open in a full or limited capacity. Such closures and disruptions have impacted sales at our Company-owned restaurants, as well as franchise fees and royalties, as compared to the fiscal 2020 period. Plans to mitigate the loss of sales have included increasing consumer access to our products through third-party delivery channels.

Additionally, the COVID-19 pandemic has disrupted operations within our Branded Product Program. Operations at many of our Branded Product Program accounts have been hampered as many of our customers operate in venues that are closed or venues operating at reduced traffic levels, such as professional sports arenas, amusement parks, shopping malls, and movie theaters. Such closures and disruptions have impacted sales and operating income within our Branded Product Program.

During the fiscal 2021 period, royalties from our license agreements were significantly higher than during the fiscal 2020 period, due to significantly higher sales of consumer-packaged goods through grocery channels as consumers elected to “shelter at home” as a result of the COVID-19 pandemic.

In the second half of the fiscal 2021 period, certain of these governmental restrictions were relaxed as incidents of infection from the initial outbreak declined. The Company has instituted operational procedures to protect the health and foster the confidence of employees and guests at the restaurants. The Company continues to monitor developing and changing health authority recommendations and regulatory requirements.

With the roll-out, availability and acceptance of vaccines to combat the COVID-19 pandemic, we have seen an increase in the number of re-openings within our franchise system during the fourth quarter of our fiscal 2021 period and continuing into the first quarter of our fiscal 2022 period, as well as an increase in partial re-openings at some of our Branded Product Program accounts including professional sports arenas, amusement parks, movie theatres and shopping malls.

The business environment remains dynamic and uncertain and is subject to change as governmental authorities modify existing restrictions or implement new restrictions in response to changes in the number of COVID-19 infections and the availability and acceptance of vaccines around the United States and internationally. We expect that the pandemic will continue to have a negative impact on our revenue and net income for the foreseeable future. Even as government restrictions are lifted and vaccines are being distributed, the ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels, and may result in reduced restaurant traffic and consumer spending trends that may adversely impact our financial condition and results of operations.

Overview

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

The following summary reflects the franchise openings and closings of the Nathan’s franchise system for the fiscal years ended March 28, 2021, March 29, 2020, March 31, 2019, March 25, 2018, and March 26, 2017.

	March 28, 2021	March 29, 2020	March 31, 2019	March 25, 2018	March 26, 2017
Franchised restaurants operating at the beginning of the period	216	255	276	279	259
Franchised restaurants opened during the period	7	16	13	40	53
Franchised restaurants closed during the period	(10)	(55)	(34)	(43)	(33)
Franchised restaurants operating at the end of the period	213	216	255	276	279

At March 28, 2021, our restaurant system consisted of 213 Nathan’s franchised units, including 94 Branded Menu units located in 19 states, and eight foreign countries, and four Company-owned and operated units (including one seasonal unit), located within the New York metropolitan area.

Over the past several years, our strategic emphasis has been to increase the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units. The primary drivers of our recent growth have been our Licensing and Branded Product Programs, which are the largest contributors to the Company’s revenues and profits.

We remain committed to these parts of our business and we continue to reinvigorate our restaurant system. The operating plan we have adopted in this regard is focused on surrounding our core items, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fried potatoes, with other much higher quality menu items developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities have been combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts. Additionally, we have introduced virtual kitchens whereby existing branded restaurants have the ability to market and to sell our products through third-party delivery platforms. At March 28, 2021, we have expanded into 130 virtual kitchens, including 87 domestically and 43 internationally. While we do not expect to significantly increase the number of Company-owned restaurants, we may opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system. We continue to seek opportunities to drive sales in a variety of ways as we adopt to the ever-changing consumer and environment.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 28, 2021, our future results could be impacted by many developments including the impact of the COVID-19 pandemic on our business, as well as our dependence on John Morrell & Co. as our principal supplier. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results are substantially dependent on our agreement with John Morrell & Co. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers, and (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis, as well as the risks described under “Risk Factors - - Our licensing revenue and overall profitability is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.”

Our future operating results could be impacted by supply constraints on beef prices and/or increases in beef prices.

On November 1, 2017, the Company issued $150.0 million of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The 2025 Notes were issued pursuant to an indenture, dated November 1, 2017, (the “Indenture”) by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee and collateral trustee.  The Company used the net proceeds of the 2025 Notes offering to (i) satisfy and discharge the Indenture relating to the 2020 Notes; (ii) redeem the 2020 Notes (the "Redemption"), (iii) pay a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record (see Note J of the Notes to the Consolidated Financial Statements), and (iv) used the remaining net proceeds for general corporate purposes, including working capital.  The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. During the fiscal year ended March 28, 2021, the Company made its required semi-annual interest payments of $4,968,750 on May 1, 2020 and November 1, 2020. On May 1, 2021, the Company paid its semi-annual interest payment of $4,968,750.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Our future results may be impacted by our interest obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s incurs interest expense of $9,937,500 per annum and annual amortization of debt issuance costs of approximately $691,000. The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 28, 2021, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10 million of the 2025 Notes by the Company (at a price equal to or less than par) from time to time. There is no set time limit on the repurchases.

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

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of our Company-owned restaurants and Corporate office space. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement date that we would exercise the option to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. Fixed minimum rent payments are recognized on a straight-line basis over the lease term. Contingent rent payments are recognized each period as the liability is incurred or the asset is earned.

Operating lease assets and liabilities are recognized at time of lease inception. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for any payments made before the commencement date, initial direct costs and lease incentives earned.

The lease liability equals the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. This incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

Revenue Recognition

We earn revenues through our Company-owned restaurants, franchised restaurants and virtual kitchens. Retail sales from franchised restaurants and virtual kitchens are reported to us by our franchisees and virtual kitchen operators and are not included in our revenues. Retail sales from Company-owned restaurants are recognized at the point-of-sale. Royalty revenues resulting from the retail sales from franchised restaurants and virtual kitchens are generally based on a percentage of sales and recognized on a monthly basis when it is earned and deemed collectible. Franchise fees, renewal fees, area development fees, and transfer fees are recognized as revenue over the term of each respective agreement, or upon termination of the franchise agreement. Revenues from Company-owned restaurants and revenues from franchisees and our virtual kitchen operators can fluctuate from time-to-time as a result of restaurant count and sales level changes.

We may also generate revenues from advertising contributions which are made to the Company’s Advertising Fund which are also generally based on a percentage of sales. Some vendors that supply products to the Company and our restaurant system may also contribute to the Advertising Fund based upon purchases made by our franchisees and at Company-owned restaurants.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95,000 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,156,000 in connection with Arthur Treacher’s. We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. As of March 28, 2021 and March 29, 2020, the Company performed its annual impairment test of goodwill and has determined that no impairment is deemed to exist.

During the fiscal year ended March 29, 2020, the Company determined its indefinite-lived intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is twelve years and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $113,000 and $84,000 during the fiscal years ending March 28, 2021 and March 29, 2020, respectively. As of March 28, 2021 and March 29, 2020, the Company performed its annual impairment test of this finite-lived intangible asset and has determined that no impairment is deemed to exist.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right of use assets for operating leases with finite useful lives. Impairment losses are recorded on long-lived assets whenever impairment factors are determined to be present. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed impaired during the fiscal years ended March 28, 2021 and March 29, 2020.

Stock-Based Compensation

As discussed in Note L.2 of the Notes to Consolidated Financial Statements, we have one active share-based compensation plan that provides stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock. For stock option awards, the grant date fair value of the awards is determined using the Black-Scholes option pricing model and involves several assumptions in determining the value of stock-based compensation including:

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

Uncertain Tax Positions

The Company has recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. See Note H of the Notes to Consolidated Financial Statements.

Adoption of New Accounting Standards

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

New Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under this standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. In November 2019, the FASB deferred the effective date for smaller reporting companies for annual reporting periods beginning after December 15, 2022. This standard is required to take effect in Nathan’s first quarter (June 2023) of our fiscal year ending March 31, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

Results of Operations

Fiscal year ended March 28, 2021 compared to fiscal year ended March 29, 2020

Revenues

Total sales were $41,326,000 for the fifty-two weeks ended March 28, 2021 as compared to $70,559,000 for the fifty-two weeks ended March 29, 2020. Foodservice sales from the Branded Product Program were $33,617,000 for the fiscal 2021 period as compared to sales of $57,586,000 for the fiscal 2020 period. The sales from our Branded Product Program have been negatively impacted by the COVID-19 pandemic as many of our customers operate in venues that are currently closed, such as movie theaters, or venues operating at reduced capacity, such as professional sports arenas, amusement parks and shopping malls. During the fiscal 2021 period, the volume of business decreased by approximately 41% as compared to the fiscal 2020 period. Our average selling prices increased by approximately 0.4% as compared to the fiscal 2020 period.

Total Company-owned restaurant sales were $7,709,000 during the fiscal 2021 period compared to $12,973,000 during the fiscal 2020 period. The decrease was primarily due to a decline in customer traffic at our Coney Island locations related to the impact of the COVID-19 pandemic during the fiscal 2021 period. Additionally, as stipulated under government orders, the dining rooms at our Company-owned restaurants were operating at reduced capacity and maintaining social distancing protocols under these same government orders.

License royalties were $31,368,000 in the fiscal 2021 period as compared to $25,859,000 in the fiscal 2020 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased to $28,694,000 for the fiscal 2021 period as compared to $23,680,000 for the fiscal 2020 period. As consumers sheltered at home as a result of the COVID-19 pandemic, our licensing business exhibited strong consumer demand. The increase is due to a 12% increase in retail volume during the fiscal 2021 period, as well as a 12% increase in average net selling price as compared to the fiscal 2020 period. The foodservice business earned lower royalties of $457,000 as compared to the fiscal 2020 period due to a shift in the business. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $495,000 during the fiscal 2021 period as compared to the fiscal 2020 period primarily due to additional royalties earned on sales of French fries, cocktail franks and mozzarella sticks.

Franchise fees and royalties were $1,601,000 in the fiscal 2021 period as compared to $4,572,000 in the fiscal 2020 period. Total royalties were $1,317,000 in the fiscal 2021 period as compared to $3,327,000 in the fiscal 2020 period. Royalties earned under the Branded Menu Program were $229,000 in the fiscal 2021 period as compared to $643,000 in the fiscal 2020 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales, but are based upon product purchases. Traditional franchise royalties were $1,088,000 in the fiscal 2021 period as compared to $2,684,000 in the fiscal 2020 period. Franchise restaurant sales declined to $22,269,000 in the fiscal 2021 period as compared to $61,542,000 in the fiscal 2020 primarily due to temporary closings, as well as venues operating at significantly reduced traffic as a result of the COVID-19 pandemic. Comparable domestic franchise sales (consisting of 59 Nathan’s outlets, excluding sales under the Branded Menu Program) were $17,095,000 during the fiscal 2021 period as compared to $40,516,000 during the fiscal 2020 period.

At March 28, 2021, 213 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 216 franchised outlets, including domestic, international and Branded Menu Program outlets at March 29, 2020. Total franchise fee income was $284,000 in the fiscal 2021 period as compared to $1,245,000 in the fiscal 2020 period. Domestic franchise fee income was $133,000 in the fiscal 2021 period as compared to $143,000 in the fiscal 2020 period. International franchise fee income was $103,000 in the fiscal 2021 period as compared to $151,000 in the fiscal 2020 period.

We recognized $48,000 and $951,000 of forfeited fees in the fiscal 2021 and fiscal 2020 period, respectively. The forfeited fees in the fiscal 2020 period were primarily from the termination of our Master Franchise Agreements for Russia, Kyrgyzstan, Australia, United Kingdom and Turkey. During the fiscal 2021 period, seven franchised outlets opened, including two new Branded Menu Program outlets. Additionally, 130 new virtual kitchens opened. During the fiscal 2020 period, 16 franchised outlets opened, including five international units and three new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $1,544,000 in the fiscal 2021 period and $2,335,000 during the fiscal 2020 period.

Costs and Expenses

Overall, our cost of sales decreased by $21,952,000 to $32,536,000 in the fiscal 2021 period as compared to $54,488,000 in the fiscal 2020 period. Our gross profit (representing the difference between sales and cost of sales) was $8,790,000 or 21.3% of sales during the 2021 period as compared to $16,071,000 or 22.8% of sales during the fiscal 2020 period. The reduction in margin was primarily due to higher prime restaurant costs associated with new menu offerings, and higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants.

Cost of sales in the Branded Product Program decreased by approximately $19,910,000 during the fiscal 2021 period as compared to the fiscal 2020 period, primarily due to the 0.8% decrease in the average cost per pound of our hot dogs, as well as the 41% decrease in the volume of product sold due to the COVID-19 pandemic as discussed above. We did not make any purchase commitments for beef during the fiscal 2021 and 2020 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

Beginning in May 2020, the cost of hot dogs increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry. This trend continued during the summer months and then declined during the second half of the fiscal 2021 period.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2021 period was $5,295,000 or 68.7% of restaurant sales, as compared to $7,337,000 or 56.6% of restaurant sales in the fiscal 2020 period. We experienced higher food costs driven by higher prime costs associated with new menu offerings, and higher labor costs associated with higher minimum hourly rates of pay at two of our Company-owned restaurants. We expect that our future labor costs will continue to be impacted by the additional increase in minimum wage requirements in New York State which will commence on July 1, 2021, as well as other new labor regulations and our food costs may be impacted by increases in commodity costs.

Restaurant operating expenses were $3,268,000 in the fiscal 2021 period as compared to $3,476,000 in the fiscal 2020 period. We incurred lower occupancy expenses of $252,000, lower utility expenses of $18,000, lower marketing expenses of $73,000 and lower repairs and maintenance expenses of $15,000 which were offset, in part, by higher insurance costs of $33,000 and higher delivery charges of $147,000 associated with offsite consumption.

Depreciation and amortization was $1,183,000 in the fiscal 2021 period as compared to $1,233,000 in the fiscal 2020 period.

General and administrative expenses decreased $2,738,000 or 18.5% to $12,041,000 in the fiscal 2021 period as compared to $14,779,000 in the fiscal 2020 period. The Company reduced expenses in response to the impact of the COVID-19 pandemic. The decrease in general and administrative expenses was primarily attributable to reduced corporate payroll expenses through temporary salary reductions and layoffs, a lower incentive compensation accrual, reduced tradeshow and sponsorship expenses in light of the COVID-19 pandemic and reductions in other discretionary expenses including marketing and travel. These reductions were partially offset by increases in legal and other professional fees and severance costs related to transitioning certain Corporate personnel from a furloughed status to a permanent layoff.

Advertising fund expense, after eliminating Company contributions, was $1,296,000 in the fiscal 2021 period, as compared to $2,177,000 in the fiscal 2020 period.

Other Items

Interest expense of $10,601,000 in both the fiscal 2021 and fiscal 2020 periods represented accrued interest of $9,910,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $691,000.

Interest income was $364,000 for the fiscal 2021 period as compared to $1,357,000 in the fiscal 2020 period.

Other income, which relates primarily to a sublease of a franchised restaurant was $47,000 and $86,000 in the fiscal 2021 and fiscal 2020 periods, respectively.

Provision for Income Taxes

The income tax provision for the fiscal 2021 period and fiscal 2020 period reflect effective tax rates of 27.7% and 25.4%, respectively. Nathan’s effective tax rate for the fiscal year ended March 29, 2020 was reduced by 1.3%, as a result of the tax benefits associated with stock compensation. For the fiscal year ended March 29, 2020, excess tax benefits of $228,000 were reflected in the Consolidated Statements of Earnings as a reduction to the provision for income taxes. Nathan’s effective tax rate without this adjustment would have been 26.7% for the fiscal 2020 period. The Company’s tax rate for the fiscal 2021 period was favorably affected by 0.1% due to its return to provision adjustment of approximately $18,000 in connection with the filing of its March 2020 tax returns.

The amount of unrecognized tax benefits at March 28, 2021 was $397,000 all of which would impact Nathan’s effective tax rate, if recognized. As of March 28, 2021, Nathan’s had $256,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 27, 2022.

Off-Balance Sheet Arrangements

At March 28, 2021 and March 29, 2020, Nathan’s did not have any open purchase commitment to purchase hot dogs. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at March 28, 2021 aggregated $81,064,000, a $3,947,000 increase during the fiscal 2021 period as compared to cash and cash equivalents of $77,117,000 at March 29, 2020. Net working capital increased to $80,072,000 from $75,165,000 at March 29, 2020. Through March 28, 2021, the Company declared and paid four regular dividends of $0.35 per common share aggregating $5,761,000. During the fiscal 2021 period, the Company made its required semi-annual interest payments of $4,968,750 on May 1, 2020 and November 1, 2020. On May 1, 2021, we made the first semi-annual interest payment of fiscal 2022.

Cash provided by operations of $11,766,000 in the fiscal 2021 period is primarily attributable to net income of $11,075,000 in addition to other non-cash operating items of $2,064,000, offset by changes in other operating assets and liabilities of $1,373,000. Non-cash operating expenses consist principally of depreciation and amortization of $1,183,000, amortization of debt issuance cost of $691,000, share-based compensation expense of $116,000, non-cash rental expense of $120,000, and bad debts of $101,000. In the fiscal 2021 period, accounts and other receivables increased by $645,000 due primarily to higher franchise and license royalties receivable of $925,000 offset by lower Branded Product Program receivables of $309,000. Prepaid expenses and other current assets increased by $144,000 due principally to the prepayment of income taxes and insurance of $280,000 and $125,000, respectively, which were offset, in part, by a reduction in prepaid marketing expenses of $173,000. Accounts payable, accrued expenses and other current liabilities decreased by $287,000 due principally to a reduction in accrued payroll and other benefits of $282,000 due primarily to lower incentive compensation accruals; a reduction in accrued rebates due under the Branded Product Program of $382,000; and a reduction in accrued income taxes of $176,000 which were offset, in part, by an increase in accounts payable of $532,000 due to the timing of seasonal product purchases.

Cash used in investing activities was $551,000 in the fiscal 2021 period primarily in connection with capital expenditures incurred for our Branded Product Program and the installation of a new point-of-sale system at our Company-owned restaurants.

Cash used in financing activities of $7,268,000 in the fiscal 2021 period relates to the payments of the Company’s regular quarterly $0.35 per share cash dividend totaling $5,761,000. Additionally, during the fiscal 2021 period, Nathan’s repurchased 26,676 shares of common stock for $1,501,000.

During the period from October 2001 through March 28, 2021, Nathan’s purchased 5,254,081 shares of its common stock at a cost of approximately $84,770,000 pursuant to stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,362,981 shares at a total cost of approximately $77,612,000, reducing the number of shares then-outstanding by 55.9%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 28, 2021, Nathan’s has repurchased 1,066,450 shares at a cost of approximately $37,108,000 under the sixth stock repurchase plan. At March 28, 2021, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the fiscal 2021 period, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

Effective June 1, 2020, Nathan’s Board of Directors authorized the repurchase of up to $10 million of the 2025 Notes by the Company (at a price equal to or less than par) from time to time. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at March 28, 2021 aggregating $81,064,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathans’ Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, Nathan’s Board of Directors authorized the increase of its regular quarterly dividend to $0.35 from $0.25. During the fiscal 2021 period, we have declared and paid four quarterly dividend distributions totaling $5,761,000.

Effective June 11, 2021, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal 2022 which will be paid on June 25, 2021 to stockholders of record as of the close of business on June 21, 2021.

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

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 28, 2021, we were required to make interest payments of $9,937,500, all of which have been made as of November 1, 2020. During the fiscal year ending March 27, 2022, we will be required to make interest payments of $9,937,500. On May 1, 2021, we made the first semi-annual interest payment of fiscal 2022.

Management believes that available cash, cash equivalents, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At March 28, 2021, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreement with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 29, 2020.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of March 28, 2021, Nathan’s has recorded a liability of $113,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.2% higher than between October 2018 and March 2019. Our average cost of hot dogs between April 2020 and March 2021 was approximately 0.8% lower than between April 2019 and March 2020.

Beginning in May 2020, the cost of hot dogs increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry. This trend continued during the summer months and then declined during the second half of the fiscal 2021 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2022. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase is being phased in differently between New York City and the rest of New York State. Effective December 31, 2019, the minimum wage was $15.00 in New York City and increased to $13.75 per hour for the remainder of New York State.

The minimum hourly rate of pay for the remainder of New York State increased to $14.50 on Dec. 31, 2020; and will increase to $15.00 on July 1, 2021.

All of Nathan’s Company-operated restaurants are within New York State, two of which operate within New York City that have been significantly affected by this legislation.

We may attempt to offset the effects of wage inflation, at least in part, through periodic menu price increases. However, no assurance can be given that we will be able to offset these wage increases in the future.

Effective November 27, 2017, the City of New York Fair Work Week Legislation package of bills took effect that covers City of New York fast food workers by giving them more predictable work schedules. A key component of the package is a requirement that fast food restaurants schedule their workers at least two weeks in advance or pay employees between $10 to $75 per scheduling change, depending on the situation. Due to Nathan’s dependency on weather conditions at our two Coney Island beach locations during the summer season, we are unable to determine the potential impact on our results of operations, which could be material. We believe that we have been able to implement tools to minimize the financial impact of this legislation.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 28, 2021, Nathan’s cash and cash equivalents aggregated $81,064,000. Earnings on this cash would increase or decrease by approximately $203,000 per annum for each 0.25% change in interest rates.

Borrowings

At March 28, 2021, we had $150.0 million of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Between April 2018 and March 2020, beef prices traded within a range of + or - 10%. Prices were at the lowest levels between October 2018 and March 2019 as compared to higher levels between October 2019 and March 2020. Our average cost of hot dogs between October 2019 and March 2020 was approximately 11.2% higher than between October 2018 and March 2019. Our average cost of hot dogs between April 2020 and March 2021 was approximately 0.8% lower than between April 2019 and March 2020.

Beginning May 2020, the cost of hot dogs increased significantly due primarily to the effects of the COVID-19 pandemic on the meat processing industry. This trend continued during the summer months and then declined during the second half of the fiscal 2021 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2022. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the hardening of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the year ended March 28, 2021 would have increased or decreased our cost of sales by approximately $2,877,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 28, 2021. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 28, 2021. The effectiveness of our internal control over financial reporting as of March 28, 2021, has been audited by Marcum LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.        Other Information.

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.35 per share dividend payable on June 25, 2021 to shareholders of record at the close of business on June 21, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nathan’s Famous, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of March 28, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of March 28, 2021 and March 29, 2020 and the related consolidated statements of earnings, stockholders’ deficit, and cash flows and the related notes for each of the fifty-two week periods ended March 28, 2021 and March 29, 2020 of the Company, and our report dated June 11, 2021 expressed an unqualified opinion on those financial statements.

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

June 11, 2021

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

Item 11.         Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2021 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 14.         Principal Accountant Fees and Services.

Audit Fees

We were billed by Marcum LLP the aggregate amount of approximately $235,000 in the fiscal 2021 period and $165,000 in the fiscal 2020 period, for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q.

We were billed by Grant Thornton LLP in the fiscal 2020 period the aggregate amount of approximately $100,000 in respect to the issuance of its consent to the inclusion of the fiscal 2017 and fiscal 2018 audited financial statements of the Company in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and $50,000 for the issuance of its consent to the inclusion of fiscal 2018 audited financial statements of a wholly-owned subsidiary of the Company for the fiscal year ended March 29, 2020 in our Franchise Disclosure Document.

Audit-Related Fees

Marcum LLP did not render any audit-related services for fiscal 2021 and 2020, respectively and, accordingly, did not bill for any such services.

Tax Fees

Marcum LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2021 and 2020, respectively and, accordingly, did not bill for any such services.

All Other Fees

Marcum LLP did not render any other services for fiscal 2021 and 2020, respectively and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Marcum LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Marcum LLP during fiscal 2021 and 2020, respectively.

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

(a) (1)	Consolidated Financial Statements

The consolidated financial statements listed in the accompanying index to the consolidated financial statements on Page F-1 are filed as part of this Report.

(2)	Financial Statement Schedule

None.

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

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.5 to Form 10-K for the year ended March 29, 2020.)
10.1	Leases for premises at Coney Island, New York, as follows: (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 No. 33-56976.)
a) Lease, dated November 22, 1967, between Nathan’s Realty Associates and the Company.
b) Lease, dated November 22, 1967, between Ida’s Realty Associates and the Company.
10.2	Form of Standard Franchise Agreement. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 No. 33-56976.)
10.3	***Employment Agreement with Howard M. Lorber, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2006.)
10.4	***Employment Agreement with Eric Gatoff, dated as of December 15, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 15, 2006.)
10.5	***Amendment to Employment Agreement with Eric Gatoff dated August 3, 2010. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 27, 2010.)
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

10.23	***2019 Stock Incentive Plan. (Incorporated by reference to Annex A to Proxy Statement on Schedule 14A dated July 26, 2019.)
10.24	***Agreement dated as of December 13, 2019 between Nathans’ Famous, Inc. and Ronald G. DeVos. (Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 13, 2019.)
16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)
21	(1) List of Subsidiaries of the Registrant.
23.1	(1) Consent of Marcum LLP dated June 11, 2021.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Robert Steinberg, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Robert Steinberg, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.         Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of June, 2021.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of June, 2021.

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
Andrew Levine
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. and Subsidiaries (the “Company”) as of March 28, 2021 and March 29, 2020, the related consolidated statements of earnings, stockholders’ deficit and cash flows for each of the fifty-two week periods ended March 28, 2021 and March 29, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2021 and March 29, 2020, and the results of its operations and its cash flows for each of the fifty-two week periods ended March 28, 2021 and March 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 28, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated June 11, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY

June 11, 2021

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 28, 2021	March 29, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,064	$77,117
Accounts and other receivables, net (Note D)	11,652	11,108
Inventories	624	378
Prepaid expenses and other current assets (Note E)	1,325	1,181
Total current assets	94,665	89,784

Property and equipment, net of accumulated depreciation of $9,779 and $9,468, respectively	4,090	4,610
Operating lease assets (Note K)	8,337	9,181
Goodwill	95	95
Intangible asset, net	1,156	1,269
Deferred income taxes	138	-
Other assets	328	343

Total assets	$108,809	$105,282

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$4,041	$3,509
Accrued expenses and other current liabilities (Note G)	8,478	9,297
Current portion of operating lease liabilities (Note K)	1,837	1,583
Deferred franchise fees	237	230
Total current liabilities	14,593	14,619

Long-term debt, net of unamortized debt issuance costs of $3,169 and $3,860, respectively (Note J)	146,831	146,140
Operating lease liabilities (Note K)	7,553	8,532
Other liabilities (Note G)	774	696
Deferred franchise fees	1,536	1,687
Deferred income taxes	-	9

Total liabilities	171,287	171,683

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,015 and 9,368,792 shares issued; and 4,114,934 and 4,141,387 shares outstanding at March 28, 2021 and March 29, 2020, respectively	94	94
Additional paid-in capital	62,240	62,130
Accumulated deficit	(40,042)	(45,356)
Stockholders’ equity before treasury stock	22,292	16,868

Treasury stock, at cost, 5,254,081 and 5,227,405 shares at March 28, 2021 and March 29, 2020	(84,770)	(83,269)
Total stockholders’ deficit	(62,478)	(66,401)

Total liabilities and stockholders’ deficit	$108,809	$105,282

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two
	weeks ended	weeks ended
	March 28, 2021	March 29, 2020
REVENUES
Sales	$41,326	$70,559
License royalties	31,368	25,859
Franchise fees and royalties	1,601	4,572
Advertising fund revenue	1,544	2,335
Total revenues	75,839	103,325

COSTS AND EXPENSES
Cost of sales	32,536	54,488
Restaurant operating expenses	3,268	3,476
Depreciation and amortization	1,183	1,233
General and administrative expenses	12,041	14,779
Advertising fund expense	1,296	2,177
Total costs and expenses	50,324	76,153

Income from operations	25,515	27,172

Interest expense	(10,601)	(10,601)
Interest income	364	1,357
Other income, net	47	86

Income before provision for income taxes	15,325	18,014
Provision for income taxes	4,250	4,579
Net income	$11,075	$13,435

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,116,000	4,216,000
Diluted	4,116,000	4,216,000

Income per share:
Basic	$2.69	$3.19
Diluted	$2.69	$3.19

Dividends declared per share	$1.40	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 28, 2021 and the Fifty-two weeks ended March 29, 2020

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit
Balance, March 31, 2019	9,336,338	$93	$60,945	$(52,879)	5,141,763	$(78,303)	$(70,144)

Shares issued in connection with share-based compensation plans	32,454	1	1,077	-	-	-	1,078

Withholding tax on net share settlement of share-based compensation plans	-	-	(8)	-	-	-	(8)

Repurchase of common stock	-	-	-	-	85,642	(4,966)	(4,966)

Dividends on common stock	-	-	-	(5,912)	-	-	(5,912)

Share-based compensation	-	-	116	-	-	-	116

Net income	-	-	-	13,435	-	-	13,435
Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 28, 2021 and the Fifty-two weeks ended March 29, 2020

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit
Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

Shares issued in connection with share-based compensation plans	223	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(6)	-	-	-	(6)

Repurchase of common stock	-	-	-	-	26,676	(1,501)	(1,501)

Dividends on common stock	-	-	-	(5,761)	-	-	(5,761)

Share-based compensation	-	-	116	-	-	-	116

Net income	-	-	-	11,075	-	-	11,075
Balance, March 28, 2021	9,369,015	$94	$62,240	$(40,042)	5,254,081	$(84,770)	$(62,478)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two
	weeks ended	weeks ended
	March 28, 2021	March 29, 2020
Cash flows from operating activities:
Net income	$11,075	$13,435
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,183	1,233
Non cash rental expense	120	232
Amortization of debt issuance costs	691	691
Share-based compensation expense	116	116
Income tax benefit on stock option exercises	-	228
Provision for doubtful accounts	101	71
Deferred income taxes	(147)	352
Changes in operating assets and liabilities:
Accounts and other receivables, net	(645)	(1,006)
Inventories	(246)	157
Prepaid expenses and other current assets	(144)	(174)
Other assets	15	122
Accounts payable, accrued expenses and other current liabilities	(287)	(2,028)
Deferred franchise fees	(144)	(1,088)
Other liabilities	78	8

Net cash provided by operating activities	11,766	12,349

Cash flows from investing activities:
Purchase of property and equipment	(551)	(870)

Net cash used in investing activities	(551)	(870)

Cash flows from financing activities:
Dividends paid to stockholders	(5,761)	(5,912)
Repurchase of treasury stock	(1,501)	(4,966)
Proceeds from the exercise of stock options	-	1,078
Payments of withholding tax on net share settlement of share-based compensation plans	(6)	(8)
Net cash used in financing activities	(7,268)	(9,808)

Net increase in cash and cash equivalents	3,947	1,671

Cash and cash equivalents, beginning of year	77,117	75,446

Cash and cash equivalents, end of year	$81,064	$77,117

Cash paid during the year for:
Interest	$9,938	$9,938
Income taxes	$4,768	$3,874

Noncash financing activity:
Dividends declared per share	$1.40	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 28, 2021 and March 29, 2020

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

At March 28, 2021, the Company’s restaurant system included four Company-owned units in the New York City metropolitan area and 213 franchised or licensed units, located in nineteen states and eight foreign countries.

Covid-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic. The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the fiscal year ended March 28, 2021 and continues into fiscal 2022. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers. We cannot predict whether, when or the manner in which the conditions surrounding the pandemic will change and cannot currently estimate the impact on our business in the short or long-term.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2.	Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The fiscal years ended March 28, 2021 and March 29, 2020 are on the basis of a 52-week reporting period.

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

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at March 28, 2021 or March 29, 2020.

At March 28, 2021 and March 29, 2020, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,156 in connection with Arthur Treacher’s.

As of March 28, 2021, the Company performed its annual impairment test of goodwill in accordance with the accounting guidance adopted in the first quarter fiscal 2021 that simplifies the testing for goodwill impairment, as discussed in Note B.22 – Adoption of New Accounting Standard. No impairment charges were recognized on goodwill for the fiscal years ended March 28, 2021 and March 29, 2020.

During the fiscal year ended March 29, 2020, the Company determined its indefinite-lived intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is twelve years and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $113 and $84 for the fiscal years ending March 28, 2021 and March 29, 2020, respectively.

The Company reviews its definite-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that the impact of COVID-19 on its business was a sufficient indicator that the carrying value may not be recoverable. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 28, 2021 and March 29, 2020.

Annual amortization of the intangible asset for the next five years and thereafter will approximate the following:

Estimate for fiscal year
2022	$113
2023	113
2024	113
2025	113
2026	113
Thereafter	591
Total	$1,156

8.	Long-lived Assets

Long-lived assets on a restaurant-by-restaurant basis are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived assets include property, equipment and right of use assets for operating leases with finite useful lives. Assets are grouped at the individual restaurant level which represents the lowest level for which cash flows can be identified largely independent of the cash flows of other assets and liabilities. The Company generally considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As a result of the impact of the COVID-19 pandemic on its business, the Company determined that sufficient indicators existed to trigger the performance of an impairment analysis as of March 28, 2021.

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. No long-lived assets were deemed to be permanently impaired during the fiscal years ended March 28, 2021 and March 29, 2020.

9.	Leases

Determination of Whether a Contract Contains a Lease

We determine if an arrangement is a lease at inception or modification of a contract, and classify each lease as either an operating or finance lease at commencement. The Company only reassesses lease classifications subsequent to commencement upon a change to the expected lease term or the contract being modified. Operating leases represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease.

ROU Model and Determination of Lease Term

The Company uses the right-of-use (“ROU”) model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. The initial ROU asset consists of the initial measurement of the lease liability, adjusted for any payments made before the commencement date, initial direct costs and lease incentives earned. When determining the lease term, as both lessee and lessor, the Company includes option periods when it is reasonably certain that those options will be exercised.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $34 and $32 in Other Assets at March 28, 2021 and March 29, 2020, respectively. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

Lease cost for operating leases is recognized on a straight-line basis and includes the amortization of the ROU asset and interest expense relating to the operating lease liability. Variable lease cost for operating leases include Contingent Rent and payments for executory costs such as real estate taxes, insurance and common area maintenance, which are excluded from the measurement of the lease liability. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months. Leases with an initial expected term of 12 months or less are not recorded in the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. Lease costs are recorded in the Consolidated Statements of Earnings based on the nature of the underlying leases as follows: (1) rental expense related to leases for Company-operated restaurants is recorded to “Restaurant Operating Expenses,” (2) rental expense for leased properties that are subsequently subleased to franchisees is recorded to “Other Income, net” and (3) rental expense related to leases for corporate offices and equipment is recorded to “General and administrative expenses.”

Rental income for operating leases on properties subleased to franchisees is recorded net of associated lease costs to “Other income, net.” At March 28, 2021, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor – provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal year ended March 28, 2021, the Company received non-substantial concessions from certain landlords in the form of rent reductions. The Company elected to not account for these rent concessions as lease modifications. This election did not have a material impact on our Consolidated Financial Statements as of March 28, 2021.

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

At March 28, 2021 and March 29, 2020, we did not have any assets or liabilities that were recorded at fair value.

The Company’s long-term debt had a face value of $150,000 as of March 28, 2021 and a fair value of $154,420 as of March 28, 2021. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis. However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill and other definite- lived assets and long-lived assets. The Company utilized the income approach (Level 3 inputs) which utilized projected undiscounted cash flows in performing its annual impairment testing of intangible assets.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The services provided in exchange for these upfront restaurant franchise fees do not contain separate and distinct performance obligations from the franchising right and these initial franchise fees, renewal fees and transfer fees are deferred and recognized over the term of each respective agreement, or upon termination of the franchise agreement.

The services provided in exchange for these international development fees do not contain separate and distinct performance obligations from the franchise right and these international development fees are deferred and recognized over the term of each respective agreement. Certain other costs, such as legal expenses, are expensed as incurred.

The Company recognizes franchise royalties on a monthly basis, which are generally based upon a percentage of sales made by the Company’s franchisees, when they are earned and deemed collectible. The Company recognizes royalty revenue from its Branded Menu Program directly from the sale of Nathan’s products by its primary distributor or directly from the manufacturers.

Franchise fees and royalties that are subsequently deemed to be not collectible are recorded as bad debts until paid by the franchisee or until collectability is deemed to be reasonably assured.

The following is a summary of franchise openings and closings for the Nathan’s franchise restaurant system for the fiscal years ended March 28, 2021 and March 29, 2020:

	March 28,	March 29,
	2021	2020

Franchised restaurants operating at the beginning of the period	216	255

New franchised restaurants opened during the period	7	16

Franchised restaurants closed during the period	(10)	(55)

Franchised restaurants operating at the end of the period	213	216

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract balances

The following table provides information about contract liabilities (Deferred franchise fees) from contracts with customers:

	March 28, 2021	March 29, 2020
Deferred franchise fees (a)	$1,773	$1,917

(a)	Deferred franchise fees of $237 and $1,536 are included in Deferred franchise fees – current and long term as of March 28, 2021, respectively and $230 and $1,687 as of March 29, 2020, respectively.

Significant changes in Deferred franchise fees for the fiscal years ended March 28, 2021 and March 29, 2020 are as follows:

	March 28, 2021	March 29, 2020
Deferred franchise fees at beginning of period	$1,917	$3,005
New deferrals due to cash received and other	140	157
Revenue recognized during the period	(284)	(1,245)
Deferred franchise fees at end of period	$1,773	$1,917

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2022	237
2023	213
2024	198
2025	183
2026	159
Thereafter	783
Total	$1,773

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

17.	Business Concentrations and Geographical Information

The Company’s accounts receivable consists principally of receivables from franchisees for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 28, 2021, three Branded Product customers represented 19%, 13% and 7%, of accounts receivable. At March 29, 2020, three Branded Product customers represented 24%, 11% and 10%, of accounts receivable. One Branded Products customer accounted for 9% and 12% of total revenue for the fiscal years ended March 28, 2021 and March 29, 2020, respectively. One retail licensee accounted for 39% and 24% of the total revenue for the fiscal years ended March 28, 2021 and March 29, 2020, respectively.

The Company’s primary supplier of hot dogs represented 92% of product purchases for each of the fiscal years ended March 28, 2021 and March 29, 2020. The Company’s primary distributor of products to its Company-owned restaurants represented 6% and 5% of product purchases for each of the fiscal years ended March 28, 2021 and March 29, 2020, respectively.

The Company’s revenues for the fiscal years ended March 28, 2021 and March 29, 2020 were derived from the following geographic areas:

	March 28, 2021	March 29, 2020

Domestic (United States)	$74,737	$98,453
Non-domestic	1,102	4,872
	$75,839	$103,325

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s sales for the fiscal years ended March 28, 2021 and March 29, 2020 were derived from the following:

	March 28, 2021	March 29, 2020

Branded Products	$33,617	$57,586
Company-owned restaurants	7,709	12,973
Total sales	$41,326	$70,559

License royalties	$31,368	$25,859

Royalties	1,317	3,327
Franchise fees	284	1,245
Total franchise fees and royalties	1,601	4,572

Advertising fund revenue	1,544	2,335

Total revenues	$75,839	$103,325

18.	Advertising

The Company administers an advertising fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the advertising fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $72 and $145, for the fiscal years ended March 28, 2021 and March 29, 2020, respectively, and have been included within restaurant operating expenses in the accompanying Consolidated Statements of Earnings.

19.	Stock-Based Compensation

At March 28, 2021, the Company had one stock-based compensation plan in effect which is more fully described in Note L.2.

The cost of all share-based payments, including grants of restricted stock and stock options, is recognized in the consolidated financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

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

See Note H for a further discussion of our income taxes.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under this standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. In November 2019, the FASB deferred the effective date for smaller reporting companies for annual reporting periods beginning after December 15, 2022. This standard is required to take effect in Nathan’s first quarter ( June 2023) of our fiscal year ending March 31, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

NOTE C - INCOME PER SHARE (continued)

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 28, 2021 and March 29, 2020, respectively:

	Net Income		Shares		Net income per share
	2021	2020	2021	2020	2021	2020

Basic EPS
Basic calculation	$11,075	$13,435	4,116,000	4,216,000	$2.69	$3.19
Effect of dilutive employee stock options	-	-	-	-	-	-

Diluted EPS
Diluted calculation	$11,075	$13,435	4,116,000	4,216,000	$2.69	$3.19

Options to purchase 10,000 shares of common stock for the fiscal years ended March 28, 2021 and March 29, 2020 were excluded from the computation of diluted earnings per share because the exercise price exceeded the average market price.

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 28,	March 29,
	2021	2020

Branded product sales	$6,480	$6,789
Franchise and license royalties	5,224	4,299
Other	293	257
	11,997	11,345

Less: allowance for doubtful accounts	345	237

Accounts and other receivables, net	$11,652	$11,108

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

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET (continued)

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 28, 2021 and March 29, 2020 are as follows:

	March 28, 2021	March 29, 2020

Beginning balance	$237	$585
Bad debt expense	101	71
Write offs and other	7	(419)

Ending balance	$345	$237

NOTE E - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 28,	March 29,
	2021	2020

Income taxes	$280	$-
Real estate taxes	87	75
Insurance	388	263
Marketing	196	369
Other	374	474

Total prepaid expenses and other current assets	$1,325	$1,181

NOTE F - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 28,	March 29,
	2021	2020

Land	$123	$123
Building and improvements	1,398	1,456
Machinery, equipment, furniture and fixtures	5,292	5,529
Leasehold improvements	7,044	6,891
Construction-in-progress	12	79
Total property and equipment	13,869	14,078
Less: accumulated depreciation and amortization	9,779	9,468

Property and equipment, net	$4,090	$4,610

Depreciation and amortization expense related to properties was $1,070 and $1,149 for the fiscal years ended March 28, 2021 and March 29, 2020, respectively.

NOTE G – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER

LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 28,	March 29,
	2021	2020
Payroll and other benefits	$2,793	$3,075
Accrued rebates	132	514
Rent and occupancy costs	73	84
Deferred revenue	841	797
Construction costs	60	105
Interest	4,057	4,084
Professional fees	200	194
Corporate income taxes	-	176
Sales, use and other taxes	60	17
Other	262	251
Total accrued expenses and other current liabilities	$8,478	$9,297

Other liabilities consist of the following:

	March 28,	March 29,
	2021	2020
Reserve for uncertain tax positions (Note H)	653	567
Other	121	129
Total other liabilities	$774	$696

NOTE H – INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 28, 2021 and March 29, 2020:

	March 28, 2021	March 29, 2020
Federal
Current	$3,146	$2,904
Deferred	(92)	322
Total Federal income tax	3,054	3,226
State and local
Current	1,251	1,323
Deferred	(55)	30
Total State and local income tax	1,196	1,353
Total provision for income taxes	$4,250	$4,579

NOTE H - INCOME TAXES (continued)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“the CARES Act”) was enacted into law which among other provisions increases the limitation on the allowed business interest expense deduction from 30 percent to 50 percent of adjusted taxable income for tax years beginning January 1, 2019 and 2020. Additionally, the CARES Act allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018.

The income tax provisions for the fiscal years ended March 28, 2021 and March 29, 2020 reflect effective tax rates of 27.7% and 25.4%, respectively.

The total income tax provision for the fiscal years ended March 28, 2021 and March 29, 2020 differs from the amounts computed by applying the United States Federal income tax rate of 21% to income before income taxes as a result of the following:

	March 28, 2021	March 29, 2020

Computed tax expense	$3,218	$3,783
State and local income taxes, net of Federal income tax benefit	936	1,028
Change in uncertain tax positions, net	68	60
Nondeductible meals and entertainment and other	(35)	(95)
Nondeductible compensation	63	31
Tax benefit share based payments	-	(228)
Total provision for income taxes	$4,250	$4,579

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 28,	March 29,
	2021	2020
Deferred tax assets
Accrued expenses	$339	$394
Allowance for doubtful accounts	87	57
Deferred revenue	445	485
Deferred stock compensation	58	45
Operating lease liability	2,190	2,321
Other	120	94
Total deferred tax assets	$3,239	$3,396

Deferred tax liabilities
Deductible prepaid expense	223	246
Operating lease right-of-use asset	1,954	2,116
Depreciation expense	634	720
Amortization	290	323
Total deferred tax liabilities	3,101	3,405
Net deferred tax asset (liability)	$138	$(9)

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

NOTE H - INCOME TAXES (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 28, 2021 and March 29, 2020.

	March 28, 2021	March 29, 2020

Unrecognized tax benefits, beginning of year	$311	$253
Decreases of tax positions taken in prior years	(16)	(10)
Increases based on tax positions taken in current year	102	52
Settlements of tax positions taken in prior years	-	16
Unrecognized tax benefits, end of year	$397	$311

The amount of unrecognized tax benefits at March 28, 2021 and March 29, 2020 were $397 and $311, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 28, 2021 and March 29, 2020, the Company had $256 and $259, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 28, 2021 and March 29, 2020 Nathan’s recognized interest and penalties in the amounts of $(3) and $32, respectively.

During the fiscal year ending March 27, 2022, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $19, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

In November 2019, the State of New Jersey notified Nathan’s that our tax returns for the fiscal years ended March 27, 2016, March 26, 2017 and March 25, 2018 will be audited. In November 2020, the audit was completed and no adjustments were noted.

The earliest tax years that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2018
New York State	2018
New York City	2018
New Jersey	2017
California	2017

NOTE I – SEGMENT INFORMATION

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

Corporate assets consist primarily of cash and cash equivalents, and long-lived assets.

NOTE I – SEGMENT INFORMATION (continued)

Operating segment information for the fiscal years ended March 28, 2021 and March 29, 2020 is as follows:

	March 28, 2021	March 29, 2020

Revenues
Branded Product Program	$33,617	$57,586
Product licensing	31,368	25,859
Restaurant operations	9,310	17,545
Corporate (1)	1,544	2,335
Total revenues	$75,839	$103,325

Income from operations
Branded Product Program	$4,635	$7,688
Product licensing	31,186	25,677
Restaurant operations	(2,856)	1,637
Corporate	(7,450)	(7,830)
Income from operations	$25,515	$27,172

Interest expense	$(10,601)	$(10,601)
Interest income	364	1,357
Other income, net	47	86
Income before provision for income taxes	$15,325	$18,014

Total assets
Branded Product Program	$7,037	$7,352
Product licensing	4,775	3,906
Restaurant operations	11,662	12,915
Corporate	85,335	81,109
Total assets	$108,809	$105,282

Depreciation & amortization expense
Branded Product Program	$247	$312
Restaurant operations	613	641
Corporate	323	280
Total depreciation & amortization expense	$1,183	$1,233

(1)	Represents advertising fund revenue

NOTE J – LONG-TERM DEBT

Long-term debt consists of the following:

	March 28,	March 29,
	2021	2020

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(3,169)	(3,860)
Long-term debt, net	$146,831	$146,140

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

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments of $4,969 on May 1, 2020 and November 1, 2020. On May 1, 2021, the Company paid its first semi-annual interest payment of fiscal 2022.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 28, 2021, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

NOTE J – LONG-TERM DEBT (continued)

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

NOTE J – LONG-TERM DEBT (continued)

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

NOTE J – LONG-TERM DEBT (continued)

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

NOTE K – LEASES

The Company is party as lessee to various leases for its Company-operated restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the fiscal years ended March 28, 2021 and March 29, 2020 were as follows:

	March 28, 2021	March 29, 2020
Statement of Earnings
Operating lease cost	$1,444	$1,238
Short term lease cost	-	17
Variable lease cost	1,194	1,517
Less: Sublease income, net	(47)	(85)

Total net lease cost (a)	$2,591	$2,687

(a)

The fiscal years ended March 28, 2021 and March 29, 2020 include $1,981, net and $2,137, net, respectively, recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants; $657 and $635, respectively, recorded to “General and administrative expenses” for leases for corporate offices and equipment; and $47 and $85, respectively, recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities for the fiscal years ended March 28, 2021 and March 29, 2020 were as follows:

	March 28, 2021	March 29, 2020

Operating cash flows from operating leases	$727	$375

NOTE K – LEASES (continued)

The weighted average remaining lease term and weighted-average discount rate for operating leases for the fiscal years ended March 28, 2021 and March 29, 2020 were as follows:

	March 28, 2021	March 29, 2020

Weighted average remaining lease term (years):	7.2	8.1

Weighted average discount rate:	8.870%	8.869%

Future lease commitments to be paid and received by the Company as of March 28, 2021 were as follows:

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2022	$1,837	$247	$1,590
2023	1,849	168	1,681
2024	1,774	169	1,605
2025	1,678	169	1,509
2026	1,712	169	1,543
Thereafter	3,761	183	3,578
Total lease commitments	$12,611	$1,105	$11,506
Less: Amount representing interest	3,221
Present value of lease liabilities (a)	$9,390

(a)

The present value of minimum operating lease payments of $1,837 and $7,553 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively, on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the fiscal years ended March 28, 2021 and March 29, 2020 were as follows:

	March 28, 2021	March 29, 2020

Operating lease income, net	$47	$84

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividends

Effective June 14, 2019, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2020. Through March 29, 2020, the Company declared and paid four regular quarterly dividends of $0.35 per common share aggregating $5,912.

Effective June 12, 2020, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2021. Through March 28, 2021, the Company declared and paid four regular quarterly dividends of $0.35 per common share aggregating $5,761.

Effective June 11, 2021, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2022 which is payable on June 25, 2021 to stockholders of record as of the close of business on June 21, 2021.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2.	Stock Incentive Plans

On September 13, 2012, the Company amended the Nathan’s Famous, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) increasing the number of shares available for issuance by 250,000 shares. Shares to be issued under the 2010 Plan were to be made available from authorized but unissued stock, common stock held by the Company in its treasury, or common stock purchased by the Company on the open market or otherwise. The number of shares issuable and the grant, purchase or exercise price of outstanding awards were subject to adjustment in the amount that the Company’s Compensation Committee considered appropriate upon the occurrence of certain events, including stock dividends, stock splits, mergers, consolidations, reorganizations, recapitalizations, or other capital adjustments.

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

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 11,000 shares. As of March 28, 2021, there were up to 208,584 shares available to be issued for future option grants or up to 184,808 shares of restricted stock to be granted under the 2019 Plan.

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards for the fiscal years ended March 28, 2021 and March 29, 2020 is as follows:

	March 28, 2021	March 29, 2020

Stock options	$85	$85
Restricted stock	31	31
	$116	$116

The tax benefit on stock-based compensation expense was $32 and $29 for the fiscal years ended March 28, 2021 and March 29, 2020, respectively. As of March 28, 2021, there was $54 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately five months, which represents the remaining requisite service periods for such award.

A summary of the status of the Company’s stock options at March 28, 2021 and March 29, 2020 and changes during the fiscal years then ended is presented in the tables below:

	2021		2020

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding – beginning of year	10,000	$89.90	42,234	$46.807

Granted	-	-	-	-

Expired	-	-	-	-

Exercised	-	-	(32,234)	33.438

Options outstanding - end of year	10,000	$89.90	10,000	$89.90

Options exercisable - end of year	6,667	$89.90	3,333	$89.90

There were no stock option exercises for the fiscal year ended March 28, 2021. During the fiscal year ended March 29, 2020, options to purchase 32,234 shares were exercised which aggregated proceeds of $1,078 to the Company. The aggregate intrinsic value of the stock options exercised during the fiscal year ended March 29, 2020 was $1,134.

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The following table summarizes information about outstanding stock options at March 28, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 28, 2021	10,000	$89.90	2.46	$-

Options exercisable at March 28, 2021	6,667	$89.90	2.46	$-

Restricted stock:

Transactions with respect to restricted stock for the fiscal year ended March 28, 2021 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock at March 29, 2020	667	$89.90

Granted	-	$-

Vested	334	$89.90

Unvested restricted stock at March 28, 2021	333	$89.90

The aggregate fair value of restricted stock vested during the fiscal years ended March 28, 2021 and March 29, 2020 was $17 and $23, respectively.

3.	Stock Repurchase Programs

On March 13, 2020, the Company's Board of Directors approved a 10b5-1 stock plan (the "10b5-1 Plan") which expired on August 12, 2020. During the fiscal year ended March 28, 2021, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501 under the 10b5-1 Plan.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 28, 2021, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108 under the sixth stock repurchase plan. At March 28, 2021, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2022, based on the original terms, and no non-renewal notice has been given.

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

5.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 28, 2021 and March 29, 2020 were $36 and $44, respectively, and are included in general and administrative expenses on the Consolidated Statements of Earnings.

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $384 as of December 31, 2020. The Company has no plans or intentions to stop participating in the plan as of March 28, 2021 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with U.S. GAAP. Contributions to the Union Plan were $5 and $6 for the fiscal years ended March 28, 2021 and March 29, 2020, respectively, and are included in general and administrative expenses on the Consolidated Statements of Earnings.

6.	Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

NOTE M – GUARANTY AND OTHER COMMITMENTS AND CONTINGENCIES

1.	Guaranty

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. Nathan’s has recorded a liability of $113 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

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

NOTE N - RELATED PARTY TRANSACTIONS

A firm to which the Company’s Executive Chairman of the Board is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $19 and $29 for the fiscal years ended March 28, 2021 and March 29, 2020, respectively.