Form 10-Q
period 2021-06-27
NATHANS FAMOUS, INC.
filed 2021-08-06
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934
For the transition period from ____________ to ____________ .

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

At August 6, 2021, an aggregate of 4,114,934 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 27, 2021 and March 28, 2021

(in thousands, except share and per share amounts)

	June 27, 2021	March 28, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note F)	$79,526	$81,064
Accounts and other receivables, net (Note H)	19,184	11,652
Inventories	751	624
Prepaid expenses and other current assets (Note I)	794	1,325
Total current assets	100,255	94,665

Property and equipment, net of accumulated depreciation of $10,028 and $9,779, respectively	4,015	4,090
Operating lease assets (Note R)	8,058	8,337
Goodwill	95	95
Intangible asset, net	1,128	1,156
Deferred income taxes	146	138
Other assets	323	328

Total assets	$114,020	$108,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,221	$4,041
Accrued expenses and other current liabilities (Note L)	6,853	8,478
Current portion of operating lease liabilities (Note R)	1,842	1,837
Deferred franchise fees	345	237
Total current liabilities	15,261	14,593

Long-term debt, net of unamortized debt issuance costs of $2,996 and $3,169, respectively (Note Q)	147,004	146,831
Operating lease liabilities (Note R)	7,214	7,553
Other liabilities (Note L)	816	774
Deferred franchise fees	1,851	1,536

Total liabilities	172,146	171,287

COMMITMENTS AND CONTINGENCIES (Note S)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,015 shares issued; and 4,114,934 shares outstanding at June 27, 2021 and March 28, 2021, respectively	94	94
Additional paid-in capital	62,269	62,240
Accumulated deficit	(35,719)	(40,042)
Stockholders’ equity before treasury stock	26,644	22,292

Treasury stock, at cost, 5,254,081 shares at June 27, 2021 and March 28, 2021, respectively	(84,770)	(84,770)
Total stockholders’ deficit	(58,126)	(62,478)

Total liabilities and stockholders’ deficit	$114,020	$108,809

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 27, 2021 and June 28, 2020

(in thousands, except per share amounts)

(Unaudited)

	June 27, 2021	June 28, 2020

REVENUES
Sales	$19,325	$6,683
License royalties	10,682	10,523
Franchise fees and royalties	907	191
Advertising fund revenue	405	289
Total revenues	31,319	17,686

COSTS AND EXPENSES
Cost of sales	15,365	5,297
Restaurant operating expenses	1,111	852
Depreciation and amortization	278	310
General and administrative expenses	3,458	2,844
Advertising fund expense	405	289
Total costs and expenses	20,617	9,592

Income from operations	10,702	8,094

Interest expense	(2,650)	(2,650)
Interest income	36	117
Other income, net	16	-

Income before provision for income taxes	8,104	5,561
Provision for income taxes	2,341	1,561
Net income	$5,763	$4,000

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,115	4,120
Diluted	4,115	4,120

Income per share:
Basic	$1.40	$.97
Diluted	$1.40	$.97

Dividends declared per share	$.35	$.35

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended June 27, 2021 and June 28, 2020

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 28, 2021	9,369,015	$94	$62,240	$(40,042)	5,254,081	$(84,770)	$(62,478)

Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	5,763	-	-	5,763
Balance, June 27, 2021	9,369,015	$94	$62,269	$(35,719)	5,254,081	$(84,770)	$(58,126)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

Repurchase of common stock	-	-	-	-	26,676	(1,501)	(1,501)
Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	4,000	-	-	4,000
Balance, June 28, 2020	9,368,792	$94	$62,159	$(42,796)	5,254,081	$(84,770)	$(65,313)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 27, 2021 and June 28, 2020

(in thousands, except per share amounts)

(Unaudited)

	June 27, 2021	June 28, 2020
Cash flows from operating activities:
Net income	$5,763	$4,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	278	310
Non-cash rental expense	105	66
Amortization of debt issuance costs	173	173
Share-based compensation expense	29	29
Provision for doubtful accounts	-	14
Deferred income taxes	(8)	(8)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(7,532)	2,870
Inventories	(127)	(367)
Prepaid expenses and other current assets	531	77
Other assets	5	5
Accounts payable, accrued expenses and other current liabilities	395	(4,127)
Deferred franchise fees	423	(61)
Other liabilities	42	21

Net cash provided by operating activities	77	3,002

Cash flows from investing activities:
Purchase of property and equipment	(175)	(237)

Net cash used in investing activities	(175)	(237)

Cash flows from financing activities:
Dividends paid to stockholders	(1,440)	(1,440)
Repurchase of treasury stock	-	(1,501)

Net cash used in financing activities	(1,440)	(2,941)

Net decrease in cash and cash equivalents	(1,538)	(176)

Cash and cash equivalents, beginning of period	81,064	77,117

Cash and cash equivalents, end of period	$79,526	$76,941

Cash paid during the period for:
Interest	$4,969	$4,969
Income taxes	$145	$349

Noncash financing activity:
Dividends declared per share	$.35	$.35

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2021

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 27, 2021 and June 28, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission.

Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

Our significant interim accounting policies include the recognition of advertising fund expense in proportion to advertising funds revenue.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic. The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the thirteen weeks ended June 27, 2021 (“fiscal 2022 period”) and continues into the second quarter of fiscal 2022. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers. We cannot predict the ultimate duration, scope and severity of the COVID-19 pandemic or its ultimate impact on our business in the short or long-term.

NOTE B – ADOPTION OF NEW ACCOUNTING STANDARD

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on March 29, 2021. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE C – NEW ACCOUNTING STANDARD NOT YET ADOPTED

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. In November 2019, the FASB deferred the effective date for smaller reporting companies for annual reporting periods beginning after December 15, 2022. This standard is required to take effect in Nathan’s first quarter ( June 2023) of our fiscal year ending March 31, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 27, 2021 and June 28, 2020 are as follows (in thousands):

	Thirteen weeks ended
	June 27, 2021	June 28, 2020

Branded Products	$15,996	$4,749
Company-operated restaurants	3,329	1,934
Total sales	19,325	6,683

License royalties	10,682	10,523

Royalties	800	110
Franchise fees	107	81
Total franchise fees and royalties	907	191

Advertising fund revenue	405	289

Total revenues	$31,319	$17,686

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended
	June 27, 2021	June 28, 2020

United States	$30,601	$17,412
International	718	274
Total revenues	$31,319	$17,686

Contract balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers (in thousands):

	June 27, 2021	March 28, 2021
Receivables, which are included in “Accounts and other receivables, net” (a)	$300	$-
Deferred franchise fees (b)	$2,196	$1,773

(a)	Includes receivables related to “franchise fees and royalties”
(b)	Deferred franchise fees of $345 and $1,851 as of June 27, 2021 and $237 and $1,536 as of March 28, 2021 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in Deferred franchise fees are as follows (in thousands):

	Thirteen weeks ended
	June 27 2021	June 28, 2020
Deferred franchise fees at beginning of period	$1,773	$1,917
Additions to deferred revenue	530	20
Revenue recognized during the period	(107)	(81)
Deferred franchise fees at end of period	$2,196	$1,856

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2022 (a)	$260
2023	319
2024	301
2025	283
2026	258
Thereafter	775
Total	$2,196

(a)	Represents franchise fees expected to be recognized for the remainder of the 2022 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $107 of franchise fee revenue recognized for the thirteen weeks ended June 27, 2021.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen week periods ended June 27, 2021 and June 28, 2020, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2021	2020	2021	2020	2021	2021
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$5,763	$4,000	4,115	4,120	$1.40	$.97
Effect of dilutive employee stock options	-	-	-	-	-	-

Diluted EPS
Diluted calculation	$5,763	$4,000	4,115	4,120	$1.40	$.97

Options to purchase 10,000 shares of common stock in the thirteen week periods ended June 27, 2021 and June 28, 2020 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during these periods.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 27, 2021 and March 28, 2021.

At June 27, 2021 and March 28, 2021, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

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

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of June 27, 2021 and March 28, 2021 were as follows (in thousands):

	June 27, 2021		March 28, 2021
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$154,505	$150,000	$154,420

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 27, 2021 no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 27,	March 28,
	2021	2021

Branded product sales	$12,155	$6,480
Franchise and license royalties	6,108	5,224
Other	1,185	293
	19,448	11,997

Less: allowance for doubtful accounts	264	345
Accounts and other receivables, net	$19,184	$11,652

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, virtual or “ghost” kitchens, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are generally considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable.

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

Changes in the Company’s allowance for doubtful accounts for the thirteen week period ended June 27, 2021 and the fiscal year ended March 28, 2021 are as follows (in thousands):

	June 27, 2021	March 28, 2021

Beginning balance	$345	$237
Bad debt expense	-	101
Write offs and other	(81)	7
Ending balance	$264	$345

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 27,	March 28,
	2021	2021

Income taxes	$-	$280
Real estate taxes	137	87
Insurance	322	388
Marketing	108	196
Other	227	374
Total prepaid expenses and other current assets	$794	$1,325

NOTE J - GOODWILL AND INTANGIBLE ASSETS

The Company has continued to monitor the economic uncertainty as a result of COVID-19 and has determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. Based on the quantitative test performed, management determined that the Company’s goodwill has not been impaired as of June 27, 2021 and, as a result, no impairment charge was recorded for the thirteen week periods ended June 27, 2021 and June 28, 2020.

The Company’s definite-lived intangible asset consists of trademarks, tradenames and other intellectual property in connection with its Arthur Treacher’s co-branding agreements. The Company reviews its definite-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that the impact of COVID-19 on its business was a sufficient indicator that the carrying value may not be recoverable. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements, which has a remaining useful life based upon the term of its agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the thirteen week periods ended June 27, 2021 and June 28, 2020.

NOTE K - LONG LIVED ASSETS

Long-lived assets on a restaurant-by-restaurant basis are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Long-lived assets include property, equipment and right of use assets for operating leases with finite useful lives. Assets are grouped at the individual restaurant level which represents the lowest level for which cash flows can be identified largely independent of the cash flows of other assets and liabilities. The Company generally considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As a result of the impact of the COVID-19 pandemic on its business, the Company determined that sufficient indicators existed to trigger the performance of an interim impairment analysis as of June 27, 2021.

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. As a result of the Company’s analysis, no long-lived assets were deemed to be permanently impaired as of June 27, 2021 and June 28, 2020.

NOTE L – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 27,	March 28,
	2021	2021
Payroll and other benefits	$1,404	$2,793
Accrued rebates	458	132
Rent and occupancy costs	302	73
Deferred revenue	476	841
Construction costs	55	60
Interest	1,565	4,057
Professional fees	218	200
Sales, use and other taxes	96	60
Corporate income taxes	1,882	-
Other	397	262
Total accrued expenses and other current liabilities	$6,853	$8,478

Other liabilities consist of the following (in thousands):

	June 27,	March 28,
	2021	2021
Reserve for uncertain tax positions	$695	$653
Other	121	121
Total other liabilities	$816	$774

NOTE M – INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (the “CARES Act”) was enacted into law which among other provisions increases the limitation on the allowed business interest expense deduction from 30 percent to 50 percent of adjusted taxable income for tax years beginning January 1, 2019 and 2020. Additionally, the CARES Act allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018.

The income tax provisions for the thirteen week periods ended June 27, 2021 and June 28, 2020 reflect effective tax rates of 28.9% and 28.1%, respectively.

The amount of unrecognized tax benefits at June 27, 2021 was $422,000 all of which would impact Nathan’s effective tax rate, if recognized. As of June 27, 2021, Nathan’s had $282,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Restaurant operations – This segment derives revenue from the sale of our products at Company-owned restaurants and earns fees and royalties from its franchised restaurants, including its virtual or “ghost” kitchens.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended
	June 27, 2021	June 28, 2020

Revenues
Branded Product Program	$15,996	$4,749
Product licensing	10,682	10,523
Restaurant operations	4,236	2,125
Corporate (1)	405	289
Total revenues	$31,319	$17,686

Income from operations
Branded Product Program	$2,254	$272
Product licensing	10,637	10,477
Restaurant operations	(2)	(893)
Corporate	(2,187)	(1,762)
Income from operations	$10,702	$8,094

Interest expense	(2,650)	(2,650)
Interest income	36	117
Other income, net	16	-
Income before provision for income taxes	$8,104	$5,561

(1) Represents advertising fund revenue

NOTE O – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen week periods ended June 27, 2021 and June 28, 2020 was $29,000. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of June 27, 2021, there was $25,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately two months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 27, 2021	June 28, 2020

Stock options	$21	$21
Restricted stock	8	8
Total compensation cost	$29	$29

Stock options:

There were no new share-based awards granted during the thirteen week period ended June 27, 2021.

Transactions with respect to stock options for the thirteen weeks ended June 27, 2021 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 28, 2021	10,000	$89.90	2.46	-
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at June 27, 2021	10,000	$89.90	2.21	-

Options exercisable at June 27, 2021	6,667	$89.90	2.21	-

Restricted stock:

Transactions with respect to restricted stock for the thirteen weeks ended June 27, 2021 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 28, 2021	333	$89.90
Granted	-	-
Vested	-	-
Unvested restricted stock at June 27, 2021	333	$89.90

NOTE P – STOCKHOLDERS’ EQUITY

1.	Dividends

Effective June 11, 2021, the Board declared its first quarterly cash dividend of $0.35 per share for fiscal year 2022, aggregating $1,440,000, which was paid on June 25, 2021 to stockholders of record as of the close of business on June 21, 2021.

Effective August 6, 2021, the Board declared its second quarterly cash dividend of $0.35 per share for fiscal year 2022 payable on September 3, 2021 to stockholders of record as of the close of business on August 23, 2021.

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

On September 18, 2019, the Company’s shareholders approved the Nathan’s Famous, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan became effective as of July 1, 2020 (the "Effective Date"). Following the Effective Date, (i) no additional stock awards were granted under the 2010 Stock Incentive Plan (the “2010 Plan”) and (ii) all outstanding stock awards previously granted under the 2010 Plan remained subject to the terms of the 2010 Plan. All awards granted on or after the Effective Date are subject to the terms of the 2019 Plan.

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that had been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expired unexercised, or were otherwise forfeited, up to a maximum of an additional 11,000 shares. As of June 27, 2021, there were up to 208,584 shares available to be issued for future option grants or up to 184,808 shares of restricted stock that may be granted under the 2019 Plan.

3.	Stock Repurchase Programs

During the period from October 2001 through June 27, 2021, Nathan’s purchased 5,254,081 shares of common stock at a cost of $84,770,000 pursuant to various stock repurchase plans previously authorized by the Board of Directors. During the thirteen week period ended June 27, 2021, we did not repurchase any shares of common stock.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 27, 2021, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At June 27, 2021 there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Company’s Board of Directors approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the fiscal 2021 period, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

NOTE Q – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 27,	March 28,
	2021	2021

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(2,996)	(3,169)
Long-term debt, net	$147,004	$146,831

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

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. On May 1, 2021 the Company paid its first semi-annual interest payment of fiscal 2022.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of June 27, 2021, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Company as lessee

The components of the net lease cost for the thirteen week periods ended June 27, 2021 and June 28, 2020 were as follows (in thousands):

	Thirteen weeks ended
	June 27, 2021	June 28, 2020
Statement of Earnings
Operating lease cost	$432	$415
Short term lease cost	-	-
Variable lease cost	442	338
Less: Sublease income, net	(16)	-

Total net lease cost (a)	$858	$753

(a)

the thirteen week periods ended June 27, 2021 and June 28, 2020 include $700 and $579, net recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants, $174 and $174 recorded to “General and administrative expenses” for leases for corporate offices and equipment, and $16 and $- recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended
	June 27, 2021	June 28, 2020

Operating cash flows from operating leases	$174	$205

The weighted average remaining lease term and weighted-average discount rate for operating leases as of June 27, 2021 were as follows:

Weighted average remaining lease term (years):
Operating leases	6.9

Weighted average discount rate:
Operating leases	8.876%

Future lease commitments to be paid and received by the Company as of June 27, 2021 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2022 (a)	$1,298	$171	$1,127
2023	1,849	168	1,681
2024	1,774	169	1,605
2025	1,678	169	1,509
2026	1,712	169	1,543
Thereafter	3,762	183	3,579
Total lease commitments	$12,073	$1,029	$11,044
Less: Amount representing interest	3,017
Present value of lease liabilities (b)	$9,056

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2022 fiscal year. Amount does not include $457 of lease commitments paid and received by the Company for the thirteen week period ended June 27, 2021.

(b)	The present value of minimum operating lease payments of $1,842 and $7,214 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the thirteen week periods ended June 27, 2021 and June 28, 2020 were as follows (in thousands):

	Thirteen weeks ended
	June 27, 2021	June 28, 2020

Operating lease income, net	$16	$-

NOTE S – COMMITMENTS AND CONTINGENCIES

1.    Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of June 27, 2021, Nathan’s has recorded a liability of $113,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

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

NOTE T – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the Consolidated Financial Statements were issued and filed with the U.S. Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes, including the effect on our ability to fund working capital, operations and make new investments; economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during the summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our new union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 28, 2021, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the sale of Nathan’s products directly to other foodservice operators and the manufacture of certain proprietary spices by third parties and the royalties, fees and other sums we can earn from franchising the Nathan’s restaurant concept (including the Branded Menu Program and virtual or “ghost” kitchens).

At June 27, 2021, our restaurant system consisted of 219 Nathan’s franchised units, including 100 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 19 states, and 10 foreign countries. At June 28, 2020, our restaurant system consisted of 217 Nathan’s franchised units, including 95 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 20 states, and 9 foreign countries.

Our strategic emphasis continues to focus on increasing the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units, including virtual or “ghost” kitchens. The primary drivers of our recent growth have been our Licensing and Branded Product Programs which have been the largest contributors to the Company’s profits.

We remain committed to these parts of our business and we continue to reinvigorate our restaurant system. The operating plan we have adopted in this regard is focused on surrounding our core items, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fried potatoes, with other much higher quality menu items, including fresh angus hamburgers and hand-dipped chicken sandwiches, developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities have been combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts. While we do not expect to significantly increase the number of company-owned units, we do expect to opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system. We continue to seek opportunities to drive sales in a variety of ways as we adapt to the ever-changing consumer and environment. Our virtual or “ghost” kitchens should position us to further expand our delivery options and should allow us to reach even more of our customers.

As described in our Annual Report on Form 10-K for the year ended March 28, 2021, our future results could be materially impacted by many developments including the impact of the COVID-19 pandemic on our business, our dependence on John Morrell & Co. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with John Morrell & Co. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef compared to earlier periods in addition to the potential impact that any future tariffs may have on the business.

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem (the “Redemption”) the Company’s 10.000% Senior Secured Notes due 2020 (the “2020 Notes”), paid a portion of the special $5.00 cash dividend and used any remaining proceeds for general corporate purposes, including working capital. Our future results could also be impacted by our obligations under the 2025 Notes. As a result of the issuance of the 2025 Notes, Nathan’s incurs interest expense of $9,937,500 per annum. Nathan’s expects to incur annual amortization of debt issuance costs of approximately $691,000 through November 1, 2025.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Impact of COVID-19 pandemic on our business

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. During the fiscal 2022 period, the number of COVID-19 cases began to stabilize and more regions began to loosen restrictions, adhering to state and local guidelines.

Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on the Company’s business remains uncertain, the duration and scope of which cannot currently be predicted. The Company cannot predict if there will be another surge, what additional restrictions may be enacted, to what extent it can maintain off-premises sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms or venues such as professional sports arenas, amusement parks, shopping malls or movie theaters during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the Company as a whole.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time due to the ongoing effects of this situation. Management is continually evaluating the impact of this global crisis on its financial condition, liquidity, operations, and workforce and will take additional actions as necessary.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 28, 2021, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Except for the adoption in Note B – simplifying the accounting for income taxes, there have been no other significant changes to the Company’s accounting policies subsequent to March 28, 2021.

Adoption of New Accounting Standard

Please refer to Note B of the preceding consolidated financial statements for our discussion of the Adoption of the New Accounting Standard.

New Accounting Standard Not Yet Adopted

Please refer to Note C of the preceding consolidated financial statements for our discussion of the New Accounting Standard Not Yet Adopted.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 27, 2021	June 28, 2020
	(unaudited)
Net income	$5,763	$4,000
Interest expense	2,650	2,650
Provision for income taxes	2,341	1,561
Depreciation and amortization	278	310
EBITDA	11,032	8,521

Share-based compensation	29	29
Adjusted EBITDA	$11,061	$8,550

Results of Operations

Thirteen weeks ended June 27, 2021 compared to thirteen weeks ended June 28, 2020

Revenues

Total revenues increased by 77% to $31,319,000 for the thirteen weeks ended June 27, 2021 (“fiscal 2022 period”) as compared to $17,686,000 for the thirteen weeks ended June 28, 2020 (“fiscal 2021 period”) as we begin to lap the significant impact of COVID-19 on our results beginning in March 2020.

Total sales increased by 189% to $19,325,000 for the fiscal 2022 period as compared to $6,683,000 for the fiscal 2021 period. Foodservice sales from the Branded Product Program increased by 237% to $15,996,000 for the fiscal 2022 period as compared to sales of $4,749,000 in the fiscal 2021 period. The sales from our Branded Product Program have increased as certain government mandated restrictions associated with the COVID-19 pandemic have begun to ease with approved vaccines being more widely distributed and administered. As a result, many of our Branded Product Program customers have reopened adhering to state and local guidelines, such as professional sports arenas, amusement parks, shopping malls and movie theaters. During the fiscal 2022 period, the volume of business increased by approximately 232% as compared to the fiscal 2021 period. Our average selling prices decreased by approximately 4.5% as compared to the fiscal 2021 period.

Total Company-owned restaurant sales increased by 72% to $3,329,000 during the fiscal 2022 period as compared to $1,934,000 during the fiscal 2021 period. The increase was primarily due to an increase in traffic at our Coney Island locations driven, in part, by the re-opening of Luna Park, the amusement park in Coney Island, as well as the easing of certain government mandated restrictions compared to the fiscal 2021 period.

License royalties increased by 1.5%, to $10,682,000 in the fiscal 2022 period as compared to $10,523,000 in the fiscal 2021 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to Sam’s Club and WalMart, increased 1.4% to $9,880,000 in the 2022 fiscal period as compared to $9,744,000 in the fiscal 2021 period. The increase is due to a 6.8% increase in retail volume during the fiscal 2022 period, which was offset, in part, by a 5.7% decrease in average net selling price as compared to the fiscal 2021 period. The foodservice business earned higher royalties of $102,000 as compared to the fiscal 2021 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $23,000 during the fiscal 2022 period as compared to the fiscal 2021 period primarily due to additional royalties earned on sales of pickles, cocktail franks and mozzarella sticks.

Franchise fees and royalties were $907,000 in the fiscal 2022 period as compared to $191,000 in the fiscal 2021 period. Total royalties were $800,000 in the fiscal 2022 period as compared to $110,000 in the fiscal 2021 period. Royalties earned under the Branded Menu program were $82,000 in the fiscal 2022 period as compared to $17,000 in the fiscal 2021 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Ghost kitchen royalties were $73,000 in the fiscal 2022 period. Traditional franchise royalties were $645,000 in the fiscal 2022 period as compared to $93,000 in the fiscal 2021 period. Franchise restaurant sales increased to $12,985,000 in the fiscal 2022 period as compared to $2,218,000 in the fiscal 2021 period primarily due to the reopening of a majority of our franchised locations. Approximately 80% of our franchise system was open in the fiscal 2022 period as compared to 52% in the fiscal 2021 period. Comparable domestic franchise sales (consisting of 34 Nathan’s outlets, excluding sales under the Branded Menu Program) were $7,801,000 in the fiscal 2022 period as compared to $1,800,000 in the fiscal 2021 period.

At June 27, 2021, 219 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 217 franchised outlets, including domestic, international and Branded Menu Program outlets at June 28, 2020. Total franchise fee income was $107,000 in the fiscal 2022 period as compared to $81,000 in the fiscal 2021 period. Domestic franchise fee income was $35,000 in the fiscal 2022 period as compared to $33,000 in the fiscal 2021 period. International franchise fee income was $54,000 in the fiscal 2022 period as compared to $25,000 during the fiscal 2021 period.

We recognized $18,000 and $23,000 in forfeited fees in the fiscal 2022 and fiscal 2021 periods, respectively. During the fiscal 2022 period, one new traditional franchised outlet opened, internationally, as well as seven new Branded Menu Program outlets. Additionally, 71 new virtual kitchens opened. During the fiscal 2021 period, two new traditional franchised outlets opened, domestically.

Advertising fund revenue, after eliminating Company contributions, was $405,000 in the fiscal 2022 period, as compared to $289,000 in the fiscal 2021 period.

Costs and Expenses

Overall, our cost of sales increased by 190% to $15,365,000 in the fiscal 2022 period as compared to $5,297,000 in the fiscal 2021 period. Our gross profit (representing the difference between sales and cost of sales) increased to $3,960,000 or 20.5% of sales during the fiscal 2022 period as compared to $1,386,000 or 20.7% of sales during the fiscal 2021 period.

Cost of sales in the Branded Product Program increased by approximately $9,277,000 during the fiscal 2022 period as compared to the fiscal 2021 period, primarily due to the 232% increase in the volume of product sold as discussed above which was offset, in part, by the 5.3% decrease in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2022 and 2021 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2022 period was $2,135,000 or 64.1% of restaurant sales, as compared to $1,344,000 or 69.5% of restaurant sales in the fiscal 2021 period. The decrease in cost of sales, as a percent of sales, during the first quarter of fiscal 2022 was primarily due to higher food costs, which were offset by lower restaurant labor costs. During the fiscal 2021 period, labor costs as a percentage of sales were increased by the significant reduction in total restaurant sales caused by the COVID-19 pandemic. The availability of labor remains a challenge at our Company-owned restaurants and it has required us to remain flexible as it relates to staffing levels and costs. We expect that our future labor costs may continue to be impacted by the additional increase in minimum wage requirements in New York State which commenced on July 1, 2021, as well as other new labor regulations and our food costs may be impacted by increases in commodity costs.

Restaurant operating expenses were $1,111,000 in the fiscal 2022 period as compared to $852,000 in the fiscal 2021 period. We incurred higher occupancy expenses of $88,000, higher utility expenses of $14,000, higher repairs and maintenance expenses of $16,000, higher insurance costs of $32,000 and higher delivery charges of $37,000 associated with offsite consumption.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $278,000 in the fiscal 2022 period as compared to $310,000 in the fiscal 2021 period.

General and administrative expenses increased by $614,000 or 22% to $3,458,000 in the fiscal 2022 period as compared to $2,844,000 in the fiscal 2021 period. The increase in general and administrative expenses was primarily attributable to higher corporate payroll expenses, a higher incentive compensation accrual, higher insurance costs and higher legal and professional fees.

Advertising fund expense, after eliminating Company contributions, was $405,000 in the fiscal 2022 period, as compared to $289,000 in the fiscal 2021 period.

Other Items

Interest expense of $2,650,000 in the fiscal 2022 and fiscal 2021 periods represented accrued interest of $2,477,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $173,000.

Interest income was $36,000 in the fiscal 2022 period as compared to $117,000 in the fiscal 2021 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $16,000 in the fiscal 2022 period.

Provision for Income Taxes

The income tax provision for the thirteen week periods ended June 27, 2021 and June 28, 2020 reflect effective tax rates of 28.9% and 28.1%, respectively.

The amount of unrecognized tax benefits at June 27, 2021 was $422,000 all of which would impact Nathan’s effective tax rate, if recognized. As of June 27, 2021, Nathan’s had $282,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 27, 2022.

Off-Balance Sheet Arrangements

At June 27, 2021 and June 28, 2020, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 27, 2021 aggregated $79,526,000, a $1,538,000 decrease during the fiscal 2022 period as compared to cash and cash equivalents of $81,064,000 at March 28, 2021. Net working capital increased to $84,994,000 from $80,072,000 at March 28, 2021. On May 1, 2021, we paid our first semi-annual interest payment of $4,968,750 for fiscal 2022. We paid our first quarter fiscal 2022 dividend of $1,440,000 on June 25, 2021.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. Please refer to Note Q – Long Term Debt in the accompanying Consolidated Financial Statements, for a further discussion of the Redemption.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. Semi-annual interest payments are $4,968,750. During the thirteen week period ended June 27, 2021, we paid interest of $4,968,750 on May 1, 2021 for the 2025 Notes. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $77,000 in the fiscal 2022 period is primarily attributable to net income of $5,763,000 in addition to other non-cash operating items of $577,000, offset by changes in other operating assets and liabilities of $6,263,000. Non-cash operating expenses consist principally of depreciation and amortization of $278,000, amortization of debt issuance costs of $173,000, share-based compensation expense of $29,000, and non-cash rental expense of $105,000. In the fiscal 2022 period, accounts and other receivables increased by $7,532,000 due primarily to higher receivables from Branded Product Program sales of $5,675,000, higher franchise and license royalties receivable of $884,000, and higher receivables due to the Advertising Fund of $281,000. Prepaid expenses and other current assets decreased by $531,000 due primarily to the reduction of prepaid income taxes, insurance and marketing expenses of $280,000, $66,000 and $88,000, respectively. In the fiscal 2022 period, accounts payable, accrued expenses and other current liabilities increased by $555,000 due to the reduction in accrued interest of $2,492,000 resulting from our May 2021 debt service payment. Additionally, accrued payroll and other benefits declined by $1,389,000 resulting from the payment of year-end compensation. This was offset by higher accrued corporate taxes of $1,882,000; higher accrued rebates due under the Branded Product Program of $326,000 as a result of higher sales; and an increase in accounts payable of $2,180,000 arising from seasonally higher product purchases for the Branded Product Program.

Cash used in investing activities was $175,000 in the fiscal 2022 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Cash used in financing activities of $1,440,000 in the fiscal 2022 period relates to the payment of the Company’s regular $0.35 per share cash dividend on June 25, 2021.

During the period from October 2001 through June 27, 2021, Nathan’s purchased 5,254,081 shares of its common stock at a cost of approximately $84,770,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors. Since March 26, 2007, we have repurchased 3,362,981 shares at a total cost of approximately $77,612,000, reducing the number of shares then-outstanding by 55.9%.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 27, 2021, Nathan’s has repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At June 27, 2021, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

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

As discussed above, we had cash and cash equivalents at June 27, 2021 aggregating $79,526,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board of Directors announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, Nathan’s Board of Directors authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, Nathan’s Board of Directors authorized the increase of its regular quarterly dividend to $0.35 from $0.25. The Company paid its first quarter fiscal 2022 dividend of $1,440,000 on June 25, 2021.

Effective August 6, 2021, the Company declared its second quarter fiscal 2022 dividend of $0.35 per common share to stockholders of record as of the close of business on August 23, 2021, which is payable on September 3, 2021.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 27, 2022, we will be required to make interest payments of $9,937,500, of which $4,968,750 has been made on May 1, 2021.

Management believes that available cash, cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At June 27, 2021, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreement with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 28, 2021.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of June 27, 2021, Nathan’s has recorded a liability of $113,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our average cost of hot dogs between April 2021 and June 2021 was approximately 5.3% lower than between April 2020 and June 2020.

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

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase was being phased in differently between New York City and the rest of New York State. Effective December 31, 2019, the minimum wage was $15.00 in New York City and increased to $13.75 per hour for the remainder of New York State. The minimum hourly rate of pay for the remainder of New York State increased to $14.50 on Dec. 31, 2020; and increased to $15.00 on July 1, 2021. All of Nathan’s Company-owned restaurants are within New York State and have been significantly affected by this new legislation.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 28, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 27, 2021, Nathan’s cash and cash equivalents aggregated $79,526,000. Earnings on this cash would increase or decrease by approximately $199,000 per annum for each 0.25% change in interest rates.

Borrowings

At June 27, 2021, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our average cost of hot dogs between April 2021 and June 2021 was approximately 5.3% lower than between April 2020 and June 2020.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen week period ended June 27, 2021 would have increased or decreased our cost of sales by approximately $1,385,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 28, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 6, 2021, the Board declared its quarterly cash dividend of $0.35 per share payable on September 3, 2021 to shareholders of record as of the close of business on August 23, 2021.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 27, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 6, 2021	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)