Form 10-Q
period 2021-09-26
NATHANS FAMOUS, INC.
filed 2021-11-05
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021.

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

At November 5, 2021 an aggregate of 4,115,154 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 26, 2021 and March 28, 2021

(in thousands, except share and per share amounts)

	September 26, 2021	March 28, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note F)	$86,756	$81,064
Accounts and other receivables, net (Note H)	14,817	11,652
Inventories	948	624
Prepaid expenses and other current assets (Note I)	612	1,325
Total current assets	103,133	94,665

Property and equipment, net of accumulated depreciation of $10,270 and $9,779, respectively	3,942	4,090
Operating lease assets (Note R)	7,772	8,337
Goodwill	95	95
Intangible asset, net	1,099	1,156
Deferred income taxes	154	138
Other assets	318	328

Total assets	$116,513	$108,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,084	$4,041
Accrued expenses and other current liabilities (Note L)	8,585	8,478
Current portion of operating lease liabilities (Note R)	1,846	1,837
Deferred franchise fees	351	237
Total current liabilities	15,866	14,593

Long-term debt, net of unamortized debt issuance costs of $2,823 and $3,169, respectively (Note Q)	147,177	146,831
Operating lease liabilities (Note R)	6,867	7,553
Other liabilities (Note L)	834	774
Deferred franchise fees	1,768	1,536

Total liabilities	172,512	171,287

COMMITMENTS AND CONTINGENCIES (Note S)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 and 9,369,015 shares issued; and 4,115,154 and 4,114,934 shares outstanding at September 26, 2021 and March 28, 2021, respectively	94	94
Additional paid-in capital	62,291	62,240
Accumulated deficit	(33,614)	(40,042)
Stockholders’ equity before treasury stock	28,771	22,292

Treasury stock, at cost, 5,254,081 shares at September 26, 2021 and March 28, 2021	(84,770)	(84,770)
Total stockholders’ deficit	(55,999)	(62,478)

Total liabilities and stockholders’ deficit	$116,513	$108,809

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Twenty-six weeks ended September 26, 2021 and September 27, 2020

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

REVENUES
Sales	$23,500	$12,692	$42,825	$19,375
License royalties	7,658	8,268	18,340	18,791
Franchise fees and royalties	1,167	476	2,074	667
Advertising fund revenue	553	403	958	692
Total revenues	32,878	21,839	64,197	39,525

COSTS AND EXPENSES
Cost of sales	20,131	9,927	35,496	15,224
Restaurant operating expenses	1,216	1,011	2,327	1,863
Depreciation and amortization	270	302	548	612
General and administrative expenses	3,269	2,612	6,727	5,456
Advertising fund expense	553	403	958	692
Total costs and expenses	25,439	14,255	46,056	23,847

Income from operations	7,439	7,584	18,141	15,678

Interest expense	(2,651)	(2,651)	(5,301)	(5,301)
Interest income	28	103	64	220
Other income, net	5	22	21	22

Income before provision for income taxes	4,821	5,058	12,925	10,619
Provision for income taxes	1,276	1,403	3,617	2,964
Net income	$3,545	$3,655	$9,308	$7,655

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,115	4,115	4,115	4,118
Diluted	4,115	4,115	4,115	4,118

Income per share:
Basic	$.86	$.89	$2.26	$1.86
Diluted	$.86	$.89	$2.26	$1.86

Dividends declared per share	$.35	$.35	$.70	$.70

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended September 26, 2021 and September 27, 2020

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, June 27, 2021	9,369,015	$94	$62,269	$(35,719)	5,254,081	$(84,770)	$(58,126)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(7)	-	-	-	(7)
Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	3,545	-	-	3,545
Balance, September 26, 2021	9,369,235	$94	$62,291	$(33,614)	5,254,081	$(84,770)	$(55,999)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, June 28, 2020	9,368,792	$94	$62,159	$(42,796)	5,254,081	$(84,770)	$(65,313)

Shares issued in connection with share-based compensation plans	223	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(6)	-	-	-	(6)
Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	3,655	-	-	3,655
Balance, September 27, 2020	9,369,015	$94	$62,182	$(40,581)	5,254,081	$(84,770)	$(63,075)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Twenty-six weeks ended September 26, 2021 and September 27, 2020

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 28, 2021	9,369,015	$94	$62,240	$(40,042)	5,254,081	$(84,770)	$(62,478)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(7)	-	-	-	(7)
Dividends on common stock	-	-	-	(2,880)	-	-	(2,880)
Share-based compensation	-	-	58	-	-	-	58
Net income	-	-	-	9,308	-	-	9,308
Balance, September 26, 2021	9,369,235	$94	$62,291	$(33,614)	5,254,081	$(84,770)	$(55,999)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

Shares issued in connection with share-based compensation plans	223	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(6)	-	-	-	(6)
Repurchase of common stock	-	-	-	-	26,676	(1,501)	(1,501)
Dividends on common stock	-	-	-	(2,880)	-	-	(2,880)
Share-based compensation	-	-	58	-	-	-	58
Net income	-	-	-	7,655	-	-	7,655
Balance, September 27, 2020	9,369,015	$94	$62,182	$(40,581)	5,254,081	$(84,770)	$(63,075)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 26, 2021 and September 27, 2020

(in thousands)

(Unaudited)

	September 26, 2021	September 27, 2020
Cash flows from operating activities:
Net income	$9,308	$7,655
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	548	612
Non-cash rental expense	208	127
Amortization of debt issuance costs	346	346
Share-based compensation expense	58	58
Provision for doubtful accounts	27	27
Deferred income taxes	(16)	(16)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,192)	2,114
Inventories	(324)	(179)
Prepaid expenses and other current assets	713	560
Other assets	10	9
Accounts payable, accrued expenses and other current liabilities	830	(2,166)
Deferred franchise fees	346	(83)
Other liabilities	60	43

Net cash provided by operating activities	8,922	9,107

Cash flows from investing activities:
Purchase of property and equipment	(343)	(318)

Net cash used in investing activities	(343)	(318)

Cash flows from financing activities:
Dividends paid to stockholders	(2,880)	(2,880)
Payments of withholding tax on net share settlement of share-based compensation plans	(7)	(6)
Repurchase of treasury stock	-	(1,501)

Net cash used in financing activities	(2,887)	(4,387)

Net increase in cash and cash equivalents	5,692	4,402

Cash and cash equivalents, beginning of period	81,064	77,117

Cash and cash equivalents, end of period	$86,756	$81,519

Cash paid during the period for:
Interest	$4,969	$4,969
Income taxes	$2,673	$2,743

Non-cash financing activity:
Dividends declared per share	$.70	$.70

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2021

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 26, 2021 and September 27, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission.

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

Covid-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic. The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the thirteen and twenty-six weeks ended September 26, 2021 (“fiscal 2022 period”) and continues into the third quarter of fiscal 2022. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic, has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers. During the fiscal 2022 period, the number of COVID-19 cases continued to stabilize with approved vaccines being more widely distributed and administered and, as a result, more regions continued to loosen restrictions, adhering to state and local guidelines. We cannot predict the ultimate duration, scope and severity of the COVID-19 pandemic or its ultimate impact on our business in the short or long-term, which may be impacted by variants of the COVID-19 virus and the adoption rate of the COVID-19 vaccines in the areas in which the Company operates.

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

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen and twenty-six weeks ended September 26, 2021 and September 27, 2020 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Branded Products	$19,063	$9,698	$35,059	$14,447
Company-operated restaurants	4,437	2,994	7,766	4,928
Total sales	23,500	12,692	42,825	19,375

License royalties	7,658	8,268	18,340	18,791

Franchise royalties	1,037	409	1,837	519
Franchise fees	130	67	237	148
Total franchise fees and royalties	1,167	476	2,074	667

Advertising fund revenue	553	403	958	692

Total revenues	$32,878	$21,839	$64,197	$39,525

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

United States	$31,878	$21,501	$62,479	$38,913
International	1,000	338	1,718	612
Total revenues	$32,878	$21,839	$64,197	$39,525

Contract balances

The following table provides information about contract receivables and liabilities (deferred franchise fees) from contracts with customers (in thousands):

	September 26, 2021	March 28, 2021
Receivables, which are included in “Accounts and other receivables, net” (a)	$250	$-
Deferred franchise fees (b)	$2,119	$1,773

(a)	Includes receivables related to “franchise fees and royalties”
(b)	Deferred franchise fees of $351 and $1,768 as of September 26, 2021 and $237 and $1,536 as of March 28, 2021 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in deferred franchise fees are as follows (in thousands):

	Twenty-six weeks ended
	September 26, 2021	September 27, 2020
Deferred franchise fees at beginning of period	1,773	1,917
Additions to deferred revenue	583	65
Revenue recognized during the period	(237)	(148)
Deferred franchise fees at end of period	$2,119	$1,834

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2022 (a)	$180
2023	322
2024	301
2025	285
2026	258
Thereafter	773
Total	$2,119

(a)

Represents franchise fees expected to be recognized for the remainder of the 2022 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $237 of franchise fee revenue recognized for the twenty-six weeks ended September 26, 2021.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 26, 2021 and September 27, 2020, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2021	2020	2021	2020	2021	2020
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,545	$3,655	4,115	4,115	$0.86	$0.89
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$3,545	$3,655	4,115	4,115	$0.86	$0.89

Twenty-six weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2021	2020	2021	2020	2021	2020
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$9,308	$7,655	4,115	4,118	$2.26	$1.86
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$9,308	$7,655	4,115	4,118	$2.26	$1.86

Options to purchase 20,000 shares of common stock in the thirteen and twenty-six week periods ended September 26, 2021 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

Options to purchase 10,000 shares of common stock in the thirteen and twenty-six week periods ended September 27, 2020 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at September 26, 2021 and March 28, 2021.

At September 26, 2021 and March 28, 2021, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

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

●    Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of September 26, 2021 and March 28, 2021 were as follows (in thousands):

	September 26, 2021		March 28, 2021
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$153,212	$150,000	$154,420

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 26, 2021, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 26,	March 28,
	2021	2021

Branded product sales	$10,458	$6,480
Franchise and license royalties	3,307	5,224
Other	1,347	293
	15,112	11,997

Less: allowance for doubtful accounts	295	345
Accounts and other receivables, net	$14,817	$11,652

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 26, 2021 and the fiscal year ended March 28, 2021 are as follows (in thousands):

	September 26, 2021	March 28, 2021

Beginning balance	$345	$237
Bad debt expense	27	101
Write-offs and other	(77)	7
Ending balance	$295	$345

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 26,	March 28,
	2021	2021

Income taxes	$-	$280
Real estate taxes	72	87
Insurance	162	388
Marketing	-	196
Other	378	374
Total prepaid expenses and other current assets	$612	$1,325

NOTE J - GOODWILL AND INTANGIBLE ASSET

The Company has continued to monitor the economic uncertainty as a result of COVID-19 and has determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. Based on the quantitative test performed, management determined that the Company’s goodwill has not been impaired as of September 26, 2021 and September 27, 2020, and as a result, no impairment charge was recorded for the thirteen and twenty-six week periods ended September 26, 2021 and September 27, 2020.

The Company’s definite-lived intangible asset consists of trademarks, tradenames and other intellectual property in connection with its Arthur Treacher’s co-branding agreements. The Company reviews its definite-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that the impact of COVID-19 on its business was a sufficient indicator that the carrying value may not be recoverable. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements, which has a remaining useful life based upon the term of its agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the thirteen and twenty-six week periods ended September 26, 2021 and September 27, 2020.

NOTE K - LONG LIVED ASSETS

Long-lived assets on a restaurant-by-restaurant basis are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Long-lived assets include property, equipment and right of use assets for operating leases with finite useful lives. Assets are grouped at the individual restaurant level which represents the lowest level for which cash flows can be identified largely independent of the cash flows of other assets and liabilities. The Company generally considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As a result of the impact of the COVID-19 pandemic on its business, the Company determined that sufficient indicators existed to trigger the performance of an interim impairment analysis as of September 26, 2021 and September 27, 2020.

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. As a result of the Company’s analysis, no long-lived assets were deemed to be impaired as of September 26, 2021 and September 27, 2020, and, as a result, no impairment charge was recorded for the thirteen and twenty-six week periods ended September 26, 2021 and September 27, 2020.

NOTE L – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 26,	March 28,
	2021	2021
Payroll and other benefits	$1,942	$2,793
Accrued rebates	460	132
Rent and occupancy costs	458	73
Deferred revenue	201	841
Construction costs	55	60
Interest	4,043	4,057
Professional fees	158	200
Sales, use and other taxes	192	60
Corporate income taxes	621	-
Other	455	262
Total accrued expenses and other current liabilities	$8,585	$8,478

Other liabilities consist of the following (in thousands):

	September 26,	March 28,
	2021	2021
Reserve for uncertain tax positions	$713	$653
Other	121	121
Total other liabilities	$834	$774

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

The income tax provisions for the twenty-six week periods ended September 26, 2021 and September 27, 2020 reflect effective tax rates of 28.0% and 27.9%, respectively.

The amount of unrecognized tax benefits at September 26, 2021 was $433,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 26, 2021, Nathan’s had $293,000 of accrued interest and penalties in connection with unrecognized tax benefits.

NOTE N – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant operations segment consisting of Company-operated and franchised restaurants, including virtual or “ghost” kitchens, to distributors that resell our products to the foodservice industry through the Branded Product Program (“BPP”) and by third party manufacturers pursuant to license agreements that sell our products to club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Revenues
Branded Product Program	$19,063	$9,698	$35,059	$14,447
Product licensing	7,658	8,268	18,340	18,791
Restaurant operations	5,604	3,470	9,840	5,595
Corporate (1)	553	403	958	692
Total revenues	$32,878	$21,839	$64,197	$39,525

Income from operations
Branded Product Program	$1,161	$1,252	$3,415	$1,524
Product licensing	7,612	8,223	18,249	18,700
Restaurant operations	694	(138)	692	(1,031)
Corporate	(2,028)	(1,753)	(4,215)	(3,515)
Income from operations	$7,439	$7,584	$18,141	$15,678

Interest expense	(2,651)	(2,651)	(5,301)	(5,301)
Interest income	28	103	64	220
Other income, net	5	22	21	22
Income before provision for income taxes	$4,821	$5,058	$12,925	$10,619

(1)	Represents advertising fund revenue

NOTE O – SHARE-BASED COMPENSATION

Total share-based compensation during each of the thirteen week periods ended September 26, 2021 and September 27, 2020 was $29,000. Total share-based compensation during each of the twenty-six week periods ended September 26, 2021 and September 27, 2020 was $58,000. As of September 26, 2021, there was $126,000 of unamortized compensation expense related to share-based incentive awards. We expects to recognize this expense over approximately twenty-three months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Stock options	$23	$21	$44	$42
Restricted stock	6	8	14	16
Total compensation cost	$29	$29	$58	$58

Stock options:

During the twenty-six week period ended September 26, 2021, the Company granted options to purchase 10,000 shares at an exercise price of $68.50 per share, all of which expire five years from the date of grant. All such options vest ratably over a four-year period commencing August 10, 2021.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six week period ended September 26, 2021 are as follows:

Weighted-average option fair values	$13.04
Expected life (years)	4.4
Interest rate	0.82%
Volatility	27.69%
Dividend yield	2.04%

The expected dividend yield is based on historical and projected dividend yields. The Company estimates volatility based primarily on historical monthly price changes of the Company’s stock equal to the expected life of the option. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on expected historical exercise patterns and employment termination behavior.

Transactions with respect to stock options for the twenty-six weeks ended September 26, 2021 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 28, 2021	10,000	$89.90	2.46	-
Granted	10,000	$68.50	4.87	-
Exercised	-	-	-	-
Options outstanding at September 26, 2021	20,000	$79.20	3.42	-

Options exercisable at September 26, 2021	10,000	$89.90	1.96	-

Restricted stock:

Transactions with respect to restricted stock for the twenty-six weeks ended September 26, 2021 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 28, 2021	333	$89.90
Granted	-	-
Vested	(333)	$89.90
Unvested restricted stock at September 26, 2021	-	-

NOTE P – STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 11, 2021, the Board of Directors (the “Board”) declared its first quarterly cash dividend of $0.35 per share for fiscal year 2022, aggregating $1,440,000, which was paid on June 25, 2021 to stockholders of record as of the close of business on June 21, 2021.

Effective August 6, 2021, the Board declared its second quarterly cash dividend of $0.35 per share for fiscal year 2022, aggregating $1,440,000, which was paid on September 3, 2021 to stockholders of record as of the close of business on August 23, 2021.

Effective November 5, 2021 the Board declared its third quarterly cash dividend of $0.35 per share payable on December 3, 2021 to stockholders of record as of the close of business on November 22, 2021.

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

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or are otherwise forfeited, up to a maximum of an additional 11,000 shares. As of September 26, 2021, there were up to 198,584 shares available to be issued for future option grants or up to 181,683 shares of restricted stock that may be granted under the 2019 Plan.

3. Stock Repurchase Programs

During the period from October 2001 through September 26, 2021, Nathan’s purchased 5,254,081 shares of common stock at a cost of $84,770,000 pursuant to various stock repurchase plans previously authorized by the Board. During the twenty-six week period ended September 26, 2021, we did not repurchase any shares of common stock.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 26, 2021, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At September 26, 2021 there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Board approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the fiscal 2021 period, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

NOTE Q – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 26,	March 28,
	2021	2021

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(2,823)	(3,169)
Long-term debt, net	$147,177	$146,831

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture dated as of November 1, 2017 by and among the Company, certain of its wholly-owned subsidiaries and U.S. Bank National Association (the “Indenture”). The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the $135,000,000 of 10.000% Senior Secured Notes due 2020 and redeemed such notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record, and used the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments of $4,968,750 on May 1, 2021 and November 1, 2021.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no financial maintenance covenants associated with the 2025 Notes. As of September 26, 2021, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Effective June 1, 2020, the Board authorized the repurchase of up to $10,000,000 of the 2025 Notes by the Company (at a price equal to or less than par) from time to time. There is no set time limit on the repurchases.

NOTE R – LEASES

The Company is party as lessee to various leases for its Company-operated restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen and twenty-six week periods ended September 26, 2021 and September 27, 2020 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Statement of Earnings
Operating lease cost	$413	$396	$845	$811
Variable lease cost	524	377	966	715
Less: Sublease income, net	(5)	(22)	(21)	(22)

Total net lease cost (a)	$932	$751	$1,790	$1,504

(a)

The thirteen and twenty-six week periods ended September 26, 2021 and September 27, 2020 include $770, net and $1,470, net and $614, net and $1,194, net, respectively, recorded to “Restaurant Operating Expenses” for leases for Company-operated restaurants; $167 and $341, and $159 and $332, respectively, recorded to “General and administrative expenses” for leases for corporate offices and equipment; and $5 and $21, and $22 and $22, respectively, recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Operating cash flows from operating leases	$183	$202	$357	$407

The weighted average remaining lease term and weighted-average discount rate for operating leases as of September 26, 2021 were as follows:

Weighted average remaining lease term (years):	6.7

Weighted average discount rate:	8.882%

Future lease commitments to be paid and received by the Company as of September 26, 2021 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2022 (a)	$760	$77	$683
2023	1,849	168	1,681
2024	1,774	169	1,605
2025	1,678	169	1,509
2026	1,712	169	1,543
Thereafter	3,762	183	3,579
Total lease commitments	$11,535	$935	$10,600
Less: Amount representing interest	2,822
Present value of lease liabilities (b)	$8,713

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2022 fiscal year. Amount does not include $890 of lease commitments paid and received by the Company for the twenty-six week period ended September 26, 2021.

(b)

The present value of minimum operating lease payments of $1,846 and $6,867 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of net lease income for the thirteen week and twenty-six week periods ended September 26, 2021 and September 27, 2020 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Operating lease income, net	$5	$22	$21	$22

NOTE S – COMMITMENTS AND CONTINGENCIES

1. Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year renewal option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of September 26, 2021, Nathan’s has recorded a liability of $113,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

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

NOTE T – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the Consolidated Financial Statements were issued and filed with the U.S. Securities and Exchange Commission. There were no subsequent events that require recognition or disclosure.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes, including the effect on our ability to fund working capital, operations and make new investments; economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during the summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the new minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 28, 2021, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At September 26, 2021, our restaurant system, excluding virtual or “ghost” kitchens, consisted of 224 Nathan’s franchised units, including 109 Branded Menu Program units, and four Company-owned units (including one seasonal unit), located in 18 states, and 12 foreign countries. At September 27, 2020, our restaurant system, excluding virtual or “ghost” kitchens, consisted of 214 Nathan’s franchised units, including 93 Branded Menu Program units, and four Company-owned units (including one seasonal unit), located in 19 states, and 9 foreign countries.

Our strategic emphasis is focused on increasing the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units, including virtual or “ghost” kitchens. The primary drivers of our recent growth have been our Licensing and Branded Product Programs which have been the largest contributors to the Company’s profits.

We remain committed to these parts of our business and we continue to reinvigorate our restaurant system. The operating plan we have adopted in this regard is focused on surrounding our core items, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fried potatoes, with other much higher quality menu items, including fresh angus hamburgers and hand-dipped chicken sandwiches, developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities have been combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts, including virtual or “ghost” kitchens. While we do not expect to significantly increase the number of company-owned restaurants, we do expect to opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system. We continue to seek opportunities to drive sales in a variety of ways as we adapt to the ever-changing consumer and environment. Our virtual or “ghost” kitchens should position us to further expand our delivery options and should allow us to reach even more of our customers.

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

Impact of COVID-19 pandemic on our business

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. During the fiscal 2022 period, the number of COVID-19 cases continued to stabilize with approved vaccines being more widely distributed and administered and, as a result, more regions continued to loosen restrictions, adhering to state and local guidelines.

Although the Company has experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on the Company’s business remains uncertain, the duration and scope of which cannot currently be predicted. Our ability to attract and retain employees at our Company-owned restaurants has become more challenging, as the job market for these employees has become more competitive. The challenges in the labor market have also affected some suppliers, resulting in some intermittent product shortages. The Company cannot predict if new variants of COVID-19 will be discovered or if there will be another surge, what additional restrictions may be enacted, to what extent it can maintain off-premises sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms or venues such as professional sports arenas, amusement parks, shopping malls or movie theaters during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the Company as a whole.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(unaudited)		(unaudited)

Net income	$3,545	$3,655	$9,308	$7,655
Interest expense	2,651	2,651	5,301	5,301
Provision for income taxes	1,276	1,403	3,617	2,964
Depreciation and amortization	270	302	548	612
EBITDA	7,742	8,011	18,774	16,532

Share-based compensation	29	29	58	58
Adjusted EBITDA	$7,771	$8,040	$18,832	$16,590

Results of Operations

Thirteen weeks ended September 26, 2021 compared to thirteen weeks ended September 27, 2020

Revenues

Total revenues increased by 51% to $32,878,000 for the thirteen weeks ended September 26, 2021 (“second quarter fiscal 2022”) as compared to $21,839,000 for the thirteen weeks ended September 27, 2020 (“second quarter fiscal 2021”) as we continue to lap the significant impact of COVID-19 on our results beginning in March 2020.

Total sales increased by 85% to $23,500,000 for the second quarter fiscal 2022 as compared to $12,692,000 for the second quarter fiscal 2021. Foodservice sales from the Branded Product Program increased by 97% to $19,063,000 for the second quarter fiscal 2022 as compared to sales of $9,698,000 for the second quarter fiscal 2021. The sales from our Branded Product Program have increased as certain government mandated restrictions associated with the COVID-19 pandemic have eased with approved vaccines being more widely distributed and administered. As a result, most of our Branded Product Program customers have reopened adhering to state and local guidelines, such as professional sports arenas, amusement parks, shopping malls and movie theaters. During the second quarter fiscal 2022, the total pounds of hot dogs sold in the Branded Product Program increased by approximately 92% as compared to the second quarter fiscal 2021. Our average selling prices increased by approximately 3.7% as compared to the second quarter fiscal 2021.

Total Company-owned restaurant sales increased by 48% to $4,437,000 during the second quarter fiscal 2022 as compared to $2,994,000 during the second quarter fiscal 2021. The increase was primarily due to an increase in traffic at our Coney Island locations driven, in part, by the re-opening of Luna Park, the amusement park in Coney Island, as well as the easing of certain government mandated restrictions as a result of the public health measures taken to reduce exposure to the COVID-19 virus compared to the second quarter fiscal 2021.

License royalties decreased by 7% to $7,658,000 in the second quarter fiscal 2022 as compared to $8,268,000 in the second quarter fiscal 2021. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to WalMart, decreased 9% to $7,042,000 for the second quarter fiscal 2022 as compared to $7,716,000 in the second quarter fiscal 2021. The decrease is due to a 6% decrease in retail volume during the second quarter fiscal 2022 period and a 2% decrease in average net selling price as compared to the second quarter fiscal 2021. The foodservice business earned lower royalties of $11,000 as compared to the second quarter fiscal 2021. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $65,000 during the second quarter fiscal 2022 as compared to the second quarter fiscal 2021 primarily due to additional royalties earned on sales of proprietary spices, offset in part, by lower royalties earned on pickles and French fries.

Franchise fees and royalties were $1,167,000 in the second quarter fiscal 2022 as compared to $476,000 in the second quarter fiscal 2021. The increase was primarily due to the continued momentum associated with the recovery from the COVID-19 pandemic. Total royalties were $1,037,000 in the second quarter fiscal 2022 as compared to $409,000 in the second quarter fiscal 2021. Royalties earned under the Branded Menu Program were $207,000 in the second quarter fiscal 2022 as compared to $70,000 in the second quarter fiscal 2021. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Ghost kitchen royalties were $97,000 in the second quarter fiscal 2022. Traditional franchise royalties were $733,000 in the second quarter fiscal 2022 as compared to $339,000 in the second quarter fiscal 2021. Franchise restaurant sales increased to $15,644,000 in the second quarter fiscal 2022 as compared to $6,969,000 in the second quarter fiscal 2021 primarily due to the reopening of a majority of our franchised locations. Approximately 87% of our franchise system was open at the end of the second quarter fiscal 2022 as compared to 58% at the end of the second quarter fiscal 2021. Comparable domestic franchise sales (consisting of 47 Nathan’s outlets, excluding sales under the Branded Menu Program) were $11,425,000 in the second quarter fiscal 2022 as compared to $5,991,000 in the second quarter fiscal 2021.

At September 26, 2021, 224 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 214 franchised outlets, including domestic, international and Branded Menu Program outlets at September 27, 2020. Total franchise fee income was $130,000 in the second quarter fiscal 2022 compared to $67,000 in the second quarter fiscal 2021. Domestic franchise fee income was $38,000 in the second quarter fiscal 2022 compared to $31,000 in the second quarter fiscal 2021. International franchise fee income was $56,000 in the second quarter fiscal 2022 compared to $26,000 during the second quarter fiscal 2021.

We recognized $36,000 and $10,000 in forfeited fees in the second quarter fiscal 2022 and the second quarter fiscal 2021, respectively. During the second quarter fiscal 2022, two new traditional franchised outlets opened, as well as eleven new Branded Menu Program outlets. Additionally, 54 new virtual kitchens opened. During the second quarter fiscal 2021, two new traditional franchised outlets opened, including one new Branded Menu Program outlet.

Advertising fund revenue, after eliminating Company contributions, was $553,000 during the second quarter fiscal 2022, as compared to $403,000 during the second quarter fiscal 2021.

Costs and Expenses

Overall, our cost of sales increased by 103% to $20,131,000 in the second quarter fiscal 2022 as compared to $9,927,000 in the second quarter fiscal 2021. Our gross profit (representing the difference between sales and cost of sales) increased to $3,369,000 or 14.3% of sales during the second quarter fiscal 2022 as compared to $2,765,000 or 21.8% of sales during the second quarter fiscal 2021.

Cost of sales in the Branded Product Program increased by 115% to $17,389,000 in the second quarter fiscal 2022 as compared to $8,087,000 in the second quarter fiscal 2021, primarily due to the 92% increase in the volume of product sold as discussed above, as well as a 16% increase in the average cost per pound of our hot dogs. Beginning in July 2021, the cost of hot dogs increased significantly due to ongoing supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic which caused some delays and shortages. This trend continued during the summer months of August and September 2021. We did not make any purchase commitments of beef during the second quarter fiscal 2022 or the second quarter fiscal 2021. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2022 was $2,742,000 or 61.8% of restaurant sales, as compared to $1,840,000 or 61.5% of restaurant sales during the second quarter fiscal 2021. The increase in cost of sales, during the second quarter of fiscal 2022 was primarily due to the 48% increase in sales as discussed above, in addition to higher commodity costs and restaurant labor costs. The availability of labor remains a challenge at our Company-owned restaurants and it has required us to remain flexible as it relates to staffing levels and costs. Our labor costs were impacted by the additional increase in minimum wage requirements in New York State which commenced on July 1, 2021. Our food costs may be impacted by increases in commodity costs, as well as the mix of products that we sell.

Restaurant operating expenses were $1,216,000 in the second quarter fiscal 2022 as compared to $1,011,000 in the second quarter fiscal 2021. We incurred higher occupancy expenses of $123,000, higher insurance expenses of $33,000, higher repairs and maintenance expenses of $26,000 and higher delivery charges of $23,000 associated with offsite consumption.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $270,000 in the second quarter fiscal 2022 as compared to $302,000 in the second quarter fiscal 2021.

General and administrative expenses increased by $657,000 or 25% to $3,269,000 in the second quarter fiscal 2022 as compared to $2,612,000 in the second quarter fiscal 2021. The increase in general and administrative expenses was primarily attributable to higher corporate payroll expenses of $171,000, a higher incentive compensation accrual of $95,000, higher insurance costs of $46,000 and higher marketing expenses of $162,000.

Advertising fund expense, after eliminating Company contributions, was $553,000 during the second quarter fiscal 2022, as compared to $403,000 in the second quarter fiscal 2021.

Other Items

Interest expense of $2,651,000 in both the second quarter fiscal 2022 and the second quarter fiscal 2021 represented accrued interest of $2,478,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $173,000.

Interest income was $28,000 in the second quarter fiscal 2022 as compared to $103,000 in the second quarter fiscal 2021.

Other income, which primarily relates to a sublease of a franchised restaurant, was $5,000 in the second quarter fiscal 2022, as compared to $22,000 in the second quarter fiscal 2021.

Provision for Income Taxes

The income tax provision for the second quarter fiscal 2022 and second quarter fiscal 2021 reflect effective tax rates of 26.5% and 27.7%, respectively.

The amount of unrecognized tax benefits at September 26, 2021 was $433,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 26, 2021 Nathan’s had $293,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 27, 2022.

Results of Operations

Twenty-six weeks ended September 26, 2021 compared to twenty-six weeks ended September 27, 2020

Revenues

Total revenues increased by 62% to $64,197,000 for the twenty-six weeks ended September 26, 2021 (“fiscal 2022 period”) as compared to $39,525,000 for the twenty-six weeks ended September 27, 2020 (“fiscal 2021 period”) as we continue to lap the significant impact of COVID-19 on our results beginning in March 2020.

Total sales increased by 121% to $42,825,000 for the fiscal 2022 period as compared to $19,375,000 for the fiscal 2021 period. Foodservice sales from the Branded Product Program increased by 143% to $35,059,000 for the fiscal 2022 period as compared to sales of $14,447,000 for the fiscal 2021 period. The sales from our Branded Product Program have increased as certain government mandated restrictions associated with the COVID-19 pandemic have eased with approved vaccines being more widely distributed and administered. As a result, most of our Branded Product Program customers have reopened adhering to state and local guidelines, such as professional sports arenas, amusement parks, shopping malls and movie theaters. During the fiscal 2022 period, the total pounds of hot dogs sold in the Branded Product Program increased by approximately 140% as compared to the fiscal 2021 period. Our average selling prices decreased by approximately 0.3% as compared to the fiscal 2021 period.

Total Company-owned restaurant sales increased by 58% to $7,766,000 during the fiscal 2022 period as compared to $4,928,000 during the fiscal 2021 period. The increase was primarily due to an increase in traffic at our Coney Island locations driven, in part, by the re-opening of Luna Park, the amusement park in Coney Island, as well as the easing of certain government mandated restrictions as a result of the public health measures taken to reduce exposure to the COVID-19 virus compared to the fiscal 2021 period.

License royalties decreased by 2.4% to $18,340,000 in the fiscal 2022 period as compared to $18,791,000 in the fiscal 2021 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to WalMart, decreased 3% to $16,922,000 for the fiscal 2022 period as compared to $17,460,000 in the fiscal 2021 period. The decrease is due to a 1.5% increase in retail volume during the fiscal 2022 period which was offset by a 4% decrease in average net selling price as compared to the fiscal 2021 period. The foodservice business earned higher royalties of $92,000 as compared to the fiscal 2021 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $87,000 during the fiscal 2022 period as compared to the fiscal 2021 period primarily due to additional royalties earned on sales of proprietary spices, offset, in part, by lower royalties earned on French fries.

Franchise fees and royalties were $2,074,000 in the fiscal 2022 period as compared to $667,000 in the fiscal 2021 period. The increase was primarily due to the continued momentum associated with the recovery from the COVID-19 pandemic. Total royalties were $1,837,000 in the fiscal 2022 period as compared to $519,000 in the fiscal 2021 period. Royalties earned under the Branded Menu Program were $329,000 in the fiscal 2022 period as compared to $87,000 in the fiscal 2021 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Ghost kitchen royalties were $170,000 in the fiscal 2022 period. Traditional franchise royalties were $1,338,000 in the fiscal 2022 period as compared to $432,000 in the fiscal 2021 period. Franchise restaurant sales increased to $28,630,000 in the fiscal 2022 period as compared to $9,188,000 in the fiscal 2021 period primarily due to the reopening of a majority of our franchised locations. Comparable domestic franchise sales (consisting of 49 Nathan’s outlets, excluding sales under the Branded Menu Program) were $21,793,000 in the fiscal 2022 period as compared to $7,565,000 in the fiscal 2021 period.

At September 26, 2021, 224 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 214 franchised outlets, including domestic, international and Branded Menu Program outlets at September 27, 2020. Total franchise fee income was $237,000 in the fiscal 2022 period as compared to $148,000 in the fiscal 2021 period. Domestic franchise fee income was $73,000 in the fiscal 2022 period compared to $64,000 in the fiscal 2021 period. International franchise fee income was $110,000 in the fiscal 2022 period as compared to $51,000 during the fiscal 2021 period.

We recognized $54,000 and $33,000 in forfeited fees in the fiscal 2022 period and fiscal 2021 period, respectively. During the fiscal 2022 period, three new franchised outlets opened, as well as eighteen new Branded Menu Program outlets. Additionally, 125 new virtual kitchens opened. During the fiscal 2021 period, six new traditional franchised outlets opened, including three new Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $958,000 during the fiscal 2022 period, as compared to $692,000 during the fiscal 2021 period.

Costs and Expenses

Overall, our cost of sales increased by 133% to $35,496,000 in the fiscal 2022 period as compared to $15,224,000 in the fiscal 2021 period. Our gross profit (representing the difference between sales and cost of sales) increased to $7,329,000 or 17.1% of sales during the fiscal 2022 period as compared to $4,151,000 or 21.4% of sales during the fiscal 2021 period.

Cost of sales in the Branded Product Program increased by 154% to $30,619,000 during the fiscal 2022 period as compared to $12,040,000 during the fiscal 2021 period, primarily due to the 140% increase in the volume of product sold as discussed above, as well as a 6% increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2022 period or the fiscal 2021 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2022 period was $4,877,000 or 62.8% of restaurant sales, as compared to $3,184,000 or 64.6% of restaurant sales in the fiscal 2021 period. The increase in cost of sales during the fiscal 2022 period was primarily due to the 58% increase in sales discussed above, in addition to higher commodity costs and restaurant labor costs. The availability of labor remains a challenge at our Company-owned restaurants and it has required us to remain flexible as it relates to staffing levels and costs. Our labor costs were impacted by the additional increase in minimum wage requirements in New York State which commenced on July 1, 2021. Our food costs may be impacted by increases in commodity costs, as well as the mix of products that we sell.

Restaurant operating expenses were $2,327,000 in the fiscal 2022 period as compared to $1,863,000 in the fiscal 2021 period. We incurred higher occupancy expenses of $212,000, higher utility expenses of $31,000, higher insurance expense of $65,000, higher repairs and maintenance expenses of $42,000 and higher delivery charges of $60,000 associated with offsite consumption.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $548,000 in the fiscal 2022 period as compared to $612,000 in the fiscal 2021 period.

General and administrative expenses increased by $1,271,000 or 23% to $6,727,000 in the fiscal 2022 period as compared to $5,456,000 in the fiscal 2021 period. The increase in general and administrative expenses was primarily attributable to higher corporate payroll expenses of $241,000, a higher incentive compensation accrual of $354,000, higher insurance costs of $83,000 and higher marketing expenses of $181,000.

Advertising fund expense, after eliminating Company contributions, was $958,000 during the fiscal 2022 period, as compared to $692,000 in the fiscal 2021 period.

Other Items

Interest expense of $5,301,000 in both the fiscal 2022 period and the fiscal 2021 period represented accrued interest of $4,955,000 on the 2025 Notes at 6.625% per annum and amortization of debt issuance costs of $346,000.

Interest income was $64,000 in the fiscal 2022 period as compared to $220,000 in the fiscal 2021 period.

Other income, which primarily relates to a sublease of a franchised restaurant, was $21,000 and $22,000 in the fiscal 2022 and fiscal 2021 periods, respectively.

Provision for Income Taxes

The income tax provision for the fiscal 2022 period and fiscal 2021 period reflect effective tax rates of 28.0% and 27.9%, respectively.

The amount of unrecognized tax benefits at September 26, 2021 was $433,000 all of which would impact Nathan’s effective tax rate, if recognized. As of September 26, 2021, Nathan’s had $293,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 27, 2022.

Off-Balance Sheet Arrangements

At September 26, 2021 and September 27, 2020, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 26, 2021 aggregated $86,756,000, a $5,692,000 increase during the fiscal 2022 period as compared to cash and cash equivalents of $81,064,000 at March 28, 2021. Net working capital increased to $87,267,000 from $80,072,000 at March 28, 2021. We paid our semi-annual interest payments for fiscal 2022 of $4,968,750 on May 1, 2021 and November 1, 2021, respectively. We paid our first and second quarter fiscal 2022 dividend payments of $1,440,000 on June 25, 2021 and September 3, 2021, respectively. We expect to pay our third quarter dividend on December 3, 2021.

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

Cash provided by operations of $8,922,000 in the fiscal 2022 period is primarily attributable to net income of $9,308,000 in addition to other non-cash operating items of $1,171,000, offset by changes in other operating assets and liabilities of $1,557,000. Non-cash operating expenses consist principally of depreciation and amortization of $548,000, amortization of debt issuance costs of $346,000, share-based compensation expense of $58,000, and non-cash rental expense of $208,000. In the fiscal 2022 period, accounts and other receivables increased by $3,192,000 due primarily to higher Branded Product Program receivables of $3,978,000, higher receivables due to the Advertising Fund of $1,007,000 which were offset, in part, by lower franchise and license royalties receivable of $1,917,000. Prepaid expenses and other current assets decreased by $713,000 due primarily to the reduction of prepaid income taxes, insurance and marketing expenses of $280,000, $226,000, and $196,000, respectively. In the fiscal 2022 period, accounts payable, accrued expenses and other current liabilities increased by $830,000 due to an increase in accrued rebates of $328,000 due under the Branded Product Program as a result of higher sales; an increase in accrued rent and occupancy costs of $385,000; as well as increase in accrued corporate income taxes of $621,000. Accounts payable increased by $1,043,000 due principally to seasonally higher product purchases for the Branded Product Program. These increases were partially offset by a decline in accrued payroll and other benefits of $851,000 resulting primarily from the payment of year-end fiscal 2021 incentive compensation and earned deferred revenue of $640,000.

Cash used in investing activities was $343,000 in the fiscal 2022 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Cash used in financing activities of $2,887,000 in the fiscal 2022 period relates to the payments of the Company’s quarterly $0.35 per share cash dividends on June 25, 2021 and September 3, 2021 totaling $2,880,000.

During the period from October 2001 through September 26, 2021, Nathan’s purchased 5,254,081 shares of its common stock at a cost of approximately $84,770,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors (the “Board”). During the fiscal 2022 period, we did not repurchase any shares of common stock. Since March 26, 2007, we have repurchased 3,362,981 shares at a total cost of approximately $77,612,000, reducing the number of shares then-outstanding by 55.9%.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 26, 2021, Nathan’s has repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At September 26, 2021, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Board approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the fiscal 2021 period, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

Effective June 1, 2020, the Board authorized the repurchase of up to $10,000,000 of the 2025 Notes by the Company (at a price equal to or less than par) from time to time. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at September 26, 2021 aggregating $86,756,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, the Board authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, the Board authorized the increase of its regular quarterly dividend to $0.35 from $0.25. The Company paid its first quarter fiscal 2022 dividend of $1,440,000 on June 25, 2021 and its second quarter fiscal 2022 dividend of $1,440,000 on September 3, 2021.

Effective November 5, 2021, the Company declared its third quarter dividend of $0.35 per common share to stockholders of record as of the close of business on November 22, 2021, which is payable on December 3, 2021.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 27, 2022, we will be required to make interest payments of $9,937,500, of which all have been made as of November 1, 2021.

Management believes that available cash, cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At September 26, 2021, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreement with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 28, 2021.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company is obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty has an initial term of 10 years and one 5-year renewal option and is limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty is limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. As of September 26, 2021, Nathan’s has recorded a liability of $113,000 in connection with the Brooklyn Guaranty which does not include potential percentage rent, real estate tax increases, attorney’s fees and other costs as these amounts are not reasonably determinable at this time. Nathan’s has received a personal guaranty from the franchisee for all obligations under the Brooklyn Guaranty.

Inflationary Impact

We do not believe that general inflation has materially impacted earnings. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our average cost of hot dogs between April 2021 and September 2021 was approximately 6% higher than between April 2020 and September 2020.

Beginning in July 2021, the cost of hot dogs increased significantly due to ongoing supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic which caused some delays and shortages. This trend continued during the summer months of August and September 2021.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2022. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase was phased in differently between New York City and the rest of New York State. Effective December 31, 2019, the minimum wage was $15.00 in New York City and increased to $13.75 per hour for the remainder of New York State. The minimum hourly rate of pay for the remainder of New York State increased to $14.50 on Dec. 31, 2020, and increased to $15.00 on July 1, 2021. All of Nathan’s Company-owned restaurants are within New York State and have been affected by this new legislation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 26, 2021, Nathan’s cash and cash equivalents aggregated $86,756,000. Earnings on this cash would increase or decrease by approximately $217,000 per annum for each 0.25% change in interest rates.

Borrowings

At September 26, 2021, we had $150,000,000 of 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We do not believe that general inflation has materially impacted earnings. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our average cost of hot dogs between April 2021 and September 2021 was approximately 6% higher than between April 2020 and September 2020.

Beginning in July 2021, the cost of hot dogs increased significantly due to ongoing supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic which caused some delays and shortages. This trend continued during the summer months of August and September 2021.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2022. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six week period ended September 26, 2021 would have increased or decreased our cost of sales by approximately $3,216,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 12, 2021, the Company accepted the surrender of 113 shares of common stock of the Company in connection with the payment of taxes upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective November 5, 2021, the Board declared its quarterly cash dividend of $0.35 per share which is payable on December 3, 2021 to shareholders of record as of the close of business on November 22, 2021.

Item 6. Exhibits.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Robert Steinberg, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 5, 2021	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)