Form 10-Q
period 2021-12-26
NATHANS FAMOUS, INC.
filed 2022-02-04
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2021.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At February 4, 2022, an aggregate of 4,115,154 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 26, 2021 and March 28, 2021

(in thousands, except share and per share amounts)

	December 26, 2021	March 28, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note F)	$86,168	$81,064
Accounts and other receivables, net (Note H)	14,175	11,652
Inventories	371	624
Prepaid expenses and other current assets (Note I)	821	1,325
Total current assets	101,535	94,665

Property and equipment, net of accumulated depreciation of $10,493 and $9,779, respectively	3,833	4,090
Operating lease assets (Note R)	7,573	8,337
Goodwill	95	95
Intangible asset, net	1,071	1,156
Deferred income taxes	148	138
Other assets	200	328

Total assets	$114,455	$108,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt (Note Q)	$40,000	$-
Accounts payable	5,714	4,041
Accrued expenses and other current liabilities (Note L)	5,410	8,478
Current portion of operating lease liabilities (Note R)	1,848	1,837
Deferred franchise fees	359	237
Total current liabilities	53,331	14,593

Long-term debt, net of unamortized debt issuance costs of $2,651 and $3,169, respectively (Note Q)	107,349	146,831
Operating lease liabilities (Note R)	6,680	7,553
Other liabilities (Note L)	733	774
Deferred franchise fees	1,663	1,536

Total liabilities	169,756	171,287

COMMITMENTS AND CONTINGENCIES (Note S)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 and 9,369,015 shares issued; and 4,115,154 and 4,114,934 shares outstanding at December 26, 2021 and March 28, 2021, respectively	94	94
Additional paid-in capital	62,299	62,240
Accumulated deficit	(32,924)	(40,042)
Stockholders’ equity before treasury stock	29,469	22,292

Treasury stock, at cost, 5,254,081 shares at December 26, 2021 and March 28, 2021	(84,770)	(84,770)
Total stockholders’ deficit	(55,301)	(62,478)

Total liabilities and stockholders’ deficit	$114,455	$108,809

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Thirty-nine weeks ended December 26, 2021 and December 27, 2020

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

REVENUES
Sales	$18,637	$11,322	$61,462	$30,697
License royalties	5,878	5,898	24,218	24,689
Franchise fees and royalties	919	420	2,993	1,087
Advertising fund revenue	479	390	1,437	1,082
Total revenues	25,913	18,030	90,110	57,555

COSTS AND EXPENSES
Cost of sales	16,040	8,937	51,536	24,161
Restaurant operating expenses	547	759	2,874	2,622
Depreciation and amortization	259	288	807	900
General and administrative expenses	2,975	3,253	9,702	8,709
Advertising fund expense	479	390	1,437	1,082
Total costs and expenses	20,300	13,627	66,356	37,474

Income from operations	5,613	4,403	23,754	20,081

Interest expense	(2,650)	(2,650)	(7,951)	(7,951)
Interest income	24	89	88	309
Other income, net	3	9	24	31

Income before provision for income taxes	2,990	1,851	15,915	12,470
Provision for income taxes	860	492	4,477	3,456
Net income	$2,130	$1,359	$11,438	$9,014

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,115	4,115	4,115	4,117
Diluted	4,115	4,115	4,115	4,117

Income per share:
Basic	$.52	$.33	$2.78	$2.19
Diluted	$.52	$.33	$2.78	$2.19

Dividends declared per share	$.35	$.35	$1.05	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended December 26, 2021 and December 27, 2020

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, September 26, 2021	9,369,235	$94	$62,291	$(33,614)	5,254,081	$(84,770)	$(55,999)

Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	8	-	-	-	8
Net income	-	-	-	2,130	-	-	2,130
Balance, December 26, 2021	9,369,235	$94	$62,299	$(32,924)	5,254,081	$(84,770)	$(55,301)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, September 27, 2020	9,369,015	$94	$62,182	$(40,581)	5,254,081	$(84,770)	$(63,075)

Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	1,359	-	-	1,359
Balance, December 27, 2020	9,369,015	$94	$62,211	$(40,662)	5,254,081	$(84,770)	$(63,127)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirty-nine weeks ended December 26, 2021 and December 27, 2020

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 28, 2021	9,369,015	$94	$62,240	$(40,042)	5,254,081	$(84,770)	$(62,478)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(7)	-	-	-	(7)
Dividends on common stock	-	-	-	(4,320)	-	-	(4,320)
Share-based compensation	-	-	66	-	-	-	66
Net income	-	-	-	11,438	-	-	11,438
Balance, December 26, 2021	9,369,235	$94	$62,299	$(32,924)	5,254,081	$(84,770)	$(55,301)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 29, 2020	9,368,792	$94	$62,130	$(45,356)	5,227,405	$(83,269)	$(66,401)

Shares issued in connection with share-based compensation plans	223	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(6)	-	-	-	(6)
Repurchase of common stock	-	-	-	-	26,676	(1,501)	(1,501)
Dividends on common stock	-	-	-	(4,320)	-	-	(4,320)
Share-based compensation	-	-	87	-	-	-	87
Net income	-	-	-	9,014	-	-	9,014
Balance, December 27, 2020	9,369,015	$94	$62,211	$(40,662)	5,254,081	$(84,770)	$(63,127)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 26, 2021 and December 27, 2020

(in thousands)

(Unaudited)

	December 26, 2021	December 27, 2020
Cash flows from operating activities:
Net income	$11,438	$9,014
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	807	900
Amortization of debt issuance costs	518	518
Share-based compensation expense	66	87
Provision for doubtful accounts	112	70
Deferred income taxes	(10)	(14)
Other non-cash items	(98)	150
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,635)	(1,300)
Inventories	253	(37)
Prepaid expenses and other current assets	504	250
Other assets	128	14
Accounts payable, accrued expenses and other current liabilities	(1,395)	(3,852)
Deferred franchise fees	249	(137)
Other liabilities	(41)	47

Net cash provided by operating activities	9,896	5,710

Cash flows from investing activities:
Purchase of property and equipment	(465)	(398)

Net cash used in investing activities	(465)	(398)

Cash flows from financing activities:
Dividends paid to stockholders	(4,320)	(4,320)
Payments of withholding tax on net share settlement of share-based compensation plans	(7)	(6)
Repurchase of treasury stock	-	(1,501)

Net cash used in financing activities	(4,327)	(5,827)

Net increase (decrease) in cash and cash equivalents	5,104	(515)

Cash and cash equivalents, beginning of period	81,064	77,117

Cash and cash equivalents, end of period	$86,168	$76,602

Cash paid during the period for:
Interest	$9,938	$9,938
Income taxes paid	$3,558	$3,643

Non-cash financing activity:
Dividends declared per share	$1.05	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2021

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 26, 2021 and December 27, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

Our significant interim accounting policies include the recognition of advertising fund expense in proportion to advertising fund revenue.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

Covid-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic. The COVID-19 pandemic has had an impact on the Company’s business, financial condition, cash flows and results of operations for the thirteen and thirty-nine weeks ended December 26, 2021 (“fiscal 2022 period”) and continues into the fourth quarter of fiscal 2022. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers.

During the fiscal 2022 period, the number of COVID-19 cases continued to stabilize with approved vaccines being more widely distributed and administered and, as a result, more regions continued to loosen restrictions, adhering to state and local guidelines. Although the Company experienced higher revenues during the fiscal 2022 period as compared to the fiscal 2021 period, the COVID-19 pandemic may have a material adverse impact on the Company’s business, results of operations and financial condition. There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has caused a recent increase in COVID-19 cases globally. We cannot predict the ultimate duration, scope and severity of the COVID-19 pandemic or its ultimate impact on our business in the short or long-term, which may be impacted by the Delta variant, Omicron variant, and other variants that may emerge; the efficacy of the COVID-19 vaccines against the Delta variant, Omicron variant, and other variants that may emerge; and the adoption rates of the COVID-19 vaccines in the areas in which the Company operates.

NOTE B – ADOPTION OF NEW ACCOUNTING STANDARD

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and, also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on March 29, 2021. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen and thirty-nine weeks ended December 26, 2021 and December 27, 2020 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Branded Products	$16,901	$10,003	$51,960	$24,450
Company-operated restaurants	1,736	1,319	9,502	6,247
Total sales	18,637	11,322	61,462	30,697

License royalties	5,878	5,898	24,218	24,689

Franchise royalties	744	361	2,581	880
Franchise fees	175	59	412	207
Total franchise fees and royalties	919	420	2,993	1,087

Advertising fund revenue	479	390	1,437	1,082

Total revenues	$25,913	$18,030	$90,110	$57,555

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

United States	$25,066	$17,810	$87,545	$56,723
International	847	220	2,565	832
Total revenues	$25,913	$18,030	$90,110	$57,555

Contract balances

The following table provides information about contract receivables and liabilities (deferred franchise fees) from contracts with customers (in thousands):

	December 26, 2021	March 28, 2021
Receivables, which are included in “Accounts and other receivables, net” (a)	$250	$-
Deferred franchise fees (b)	$2,022	$1,773

(a)	Includes receivables related to “franchise fees and royalties”
(b)	Deferred franchise fees of $359 and $1,663 as of December 26, 2021 and $237 and $1,536 as of March 28, 2021 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirty-nine weeks ended
	December 26, 2021	December 27, 2020
Deferred franchise fees at beginning of period	$1,773	$1,917
Revenue recognized during the period	(412)	(207)
New deferrals due to cash received and other	661	70
Deferred franchise fees at end of period	$2,022	$1,780

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2022 (a)	$95
2023	342
2024	303
2025	286
2026	260
Thereafter	736
Total	$2,022

(a)

Represents franchise fees expected to be recognized for the remainder of the 2022 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $412 of franchise fee revenue recognized for the thirty-nine weeks ended December 26, 2021.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 26, 2021 and December 27, 2020, respectively.

Thirteen weeks

					Net Income
	Net Income		Number of Shares		Per Share
	2021	2020	2021	2020	2021	2020
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,130	$1,359	4,115	4,115	$0.52	$0.33
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$2,130	$1,359	4,115	4,115	$0.52	$0.33

Thirty-nine weeks

					Net Income
	Net Income		Number of Shares		Per Share
	2021	2020	2021	2020	2021	2020
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$11,438	$9,014	4,115	4,117	$2.78	$2.19
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$11,438	$9,014	4,115	4,117	$2.78	$2.19

Options to purchase 20,000 shares of common stock in the thirteen and thirty-nine week periods ended December 26, 2021, were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

Options to purchase 10,000 shares of common stock in the thirteen and thirty-nine week periods ended December 27, 2020, were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 26, 2021 and March 28, 2021.

At December 26, 2021 and March 28, 2021, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company does not believe that it is exposed to any significant risk on these balances.

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

The face value and fair value of long-term debt, including the current portion, as of December 26, 2021 and March 28, 2021 were as follows (in thousands):

	December 26, 2021		March 28, 2021
	Face value	Fair value	Face Value	Fair value

Long-term debt	$150,000	$152,961	$150,000	$154,420

The Company estimates the fair value of its long-term debt, including the current portion, based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt, including the current portion, as Level 2.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 26, 2021, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 26,	March 28,
	2021	2021

Branded product sales	$10,185	$6,480
Franchise and license royalties	2,992	5,224
Other	1,183	293
	14,360	11,997

Less: allowance for doubtful accounts	185	345
Accounts and other receivables, net	$14,175	$11,652

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, including virtual or “ghost” kitchens, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are generally considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable.

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 26, 2021 and the fiscal year ended March 28, 2021 are as follows (in thousands):

	December 26, 2021	March 28, 2021

Beginning balance	$345	$237
Bad debt expense	112	101
Write-offs and other	(272)	7
Ending balance	$185	$345

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 26,	March 28,
	2021	2021

Income taxes	$-	$280
Real estate taxes	140	87
Insurance	257	388
Marketing	181	196
Other	243	374
Total prepaid expenses and other current assets	$821	$1,325

NOTE J – GOODWILL AND INTANGIBLE ASSETS

The Company has continued to monitor the economic uncertainty as a result of COVID-19 and has determined that the impact of COVID-19 was a triggering event that required the Company to perform a quantitative interim goodwill impairment test. Based on the quantitative test performed, management determined that the Company’s goodwill has not been impaired as of December 26, 2021 and December 27, 2020, and as a result, no impairment charge was recorded for the thirteen and thirty-nine week periods ended December 26, 2021 and December 27, 2020.

The Company’s definite-lived intangible asset consists of trademarks, tradenames and other intellectual property in connection with its Arthur Treacher’s co-branding agreements. The Company reviews its definite-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that the impact of COVID-19 on its business was a sufficient indicator that the carrying value may not be recoverable. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements, which has a remaining useful life based upon the term of its agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the thirteen and thirty-nine week periods ended December 26, 2021 and December 27, 2020.

NOTE K - LONG LIVED ASSETS

Long-lived assets on a restaurant-by-restaurant basis are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Long-lived assets include property, equipment and right of use assets for operating leases with finite useful lives. Assets are grouped at the individual restaurant level which represents the lowest level for which cash flows can be identified largely independent of the cash flows of other assets and liabilities. The Company generally considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. As a result of the impact of the COVID-19 pandemic on its business, the Company determined that sufficient indicators existed to trigger the performance of an interim impairment analysis as of December 26, 2021 and December 27, 2020.

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. As a result of the Company’s analysis, no long-lived assets were deemed to be impaired as of December 26, 2021 and December 27, 2020, and, as a result, no impairment charge was recorded for the thirteen and thirty-nine week periods ended December 26, 2021 and December 27, 2020.

NOTE L – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 26,	March 28,
	2021	2021
Payroll and other benefits	$2,207	$2,793
Accrued rebates	288	132
Rent and occupancy costs	91	73
Deferred revenue	-	841
Construction costs	58	60
Interest	1,552	4,057
Professional fees	150	200
Sales, use and other taxes	71	60
Corporate income taxes	571	-
Other	422	262
Total accrued expenses and other current liabilities	$5,410	$8,478

Other liabilities consist of the following (in thousands):

	December 26,	March 28,
	2021	2021
Reserve for uncertain tax positions	$733	$653
Other	-	121
Total other liabilities	$733	$774

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

The income tax provisions for the thirty-nine week periods ended December 26, 2021 and December 27, 2020 reflect effective tax rates of 28.1% and 27.7%, respectively.

The amount of unrecognized tax benefits at December 26, 2021 was $445,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 26, 2021, Nathan’s had $307,000 of accrued interest and penalties in connection with unrecognized tax benefits.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Revenues
Branded Product Program	$16,901	$10,003	$51,960	$24,450
Product licensing	5,878	5,898	24,218	24,689
Restaurant operations	2,655	1,739	12,495	7,334
Corporate (1)	479	390	1,437	1,082
Total revenues	$25,913	$18,030	$90,110	$57,555

Income from operations
Branded Product Program	$1,681	$1,550	$5,096	$3,074
Product licensing	5,832	5,852	24,081	24,552
Restaurant operations	(69)	(1,162)	623	(2,193)
Corporate	(1,831)	(1,837)	(6,046)	(5,352)
Income from operations	$5,613	$4,403	$23,754	$20,081

Interest expense	(2,650)	(2,650)	(7,951)	(7,951)
Interest income	24	89	88	309
Other income, net	3	9	24	31
Income before provision for income taxes	$2,990	$1,851	$15,915	$12,470

(1)	Represents advertising fund revenue

NOTE O – SHARE-BASED COMPENSATION

Total share-based compensation during each of the thirteen-week periods ended December 26, 2021 and December 27, 2020 was $8,000 and $29,000, respectively. Total share-based compensation during each of the thirty-nine week periods ended December 26, 2021 and December 27, 2020 was $66,000 and $87,000, respectively. As of December 26, 2021, there was $122,000 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately twenty-two months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Stock options	$8	$21	$52	$64
Restricted stock	-	8	14	23
Total compensation cost	$8	$29	$66	$87

Stock options:

During the thirty-nine week period ended December 26, 2021, the Company granted options to purchase 10,000 shares at an exercise price of $68.50 per share, all of which expire five years from the date of grant. All such options vest ratably over a four-year period commencing August 10, 2021.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine week period ended December 26, 2021 are as follows:

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

Transactions with respect to stock options for the thirty-nine weeks ended December 26, 2021 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 28, 2021	10,000	$89.90	2.46	-
Granted	10,000	$68.50	4.62	-
Exercised	-	-	-	-
Options outstanding at December 26, 2021	20,000	$79.20	3.17	-

Options exercisable at December 26, 2021	10,000	$89.90	1.71	-

Restricted stock:

Transactions with respect to restricted stock for the thirty-nine weeks ended December 26, 2021 are as follows:

		Weighted- Average Grant-date Fair value
	Shares	Per share
Unvested restricted stock at March 28, 2021	333	$89.90
Granted	-	-
Vested	(333)	$89.90
Unvested restricted stock at December 26, 2021	-	-

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

Effective November 5, 2021, the Board declared its third quarterly cash dividend of $0.35 per share for fiscal year 2022, aggregating $1,440,000, which was paid on December 3, 2021 to stockholders of record as of the close of business on November 22, 2021.

Effective February 4, 2022, the Board authorized the increase of its regular dividend from $0.35 to $0.45 per quarter and declared its fourth quarterly cash dividend of $0.45 per share payable on March 4, 2022 to stockholders of record as of the close of business on February 21, 2022.

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

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that had been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expired unexercised, or were otherwise forfeited, up to a maximum of an additional 11,000 shares. As of December 26, 2021, there were up to 198,584 shares available to be issued for future option grants or up to 181,683 shares of restricted stock to be granted under the 2019 Plan.

3. Stock Repurchase Program

During the period from October 2001 through December 26, 2021, Nathan’s purchased 5,254,081 shares of common stock at a cost of $84,770,000 pursuant to various stock repurchase plans previously authorized by the Board. During the thirty-nine week period ended December 26, 2021, we did not repurchase any shares of common stock.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 26, 2021, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At December 26, 2021 there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Board approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the fiscal 2021 period, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

NOTE Q – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 26,	March 28,
	2021	2021

6.625% Senior Secured Notes due 2025	$150,000	$150,000
Less: unamortized debt issuance costs	(2,651)	(3,169)
	$147,349	$146,831

Less: Current maturities of long-term debt	(40,000)	-
Long-term debt, net	$107,349	$146,831

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

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no financial maintenance covenants associated with the 2025 Notes. As of December 26, 2021, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

On December 15, 2021, the Company announced its intent to complete the partial redemption, in the principal amount of $40,000,000, of the 2025 Notes, in accordance with the terms and conditions of the Indenture. The redemption price of the redeemed notes was 101.656% of the principal amount, plus accrued and unpaid interest from, and including November 1, 2021 to, but excluding, the redemption date of January 26, 2022. On January 26, 2022, the Company redeemed $40,000,000 of the 2025 Notes by paying cash of $41,288,094, inclusive of the redemption premium and accrued interest, and recognized a loss on early extinguishment of approximately $1,400,000 that primarily reflected the redemption premium and the write-off of a portion of previously recorded debt issuance costs.

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

Company as lessee

The components of the net lease cost for the thirteen and thirty-nine week periods ended December 26, 2021 and December 27, 2020 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Statement of Earnings
Operating lease cost	$378	$370	$1,223	$1,181
Variable lease cost	57	292	1,023	1,007
Less: Sublease income, net	(41)	(9)	(62)	(31)

Total net lease cost (a)	$394	$653	$2,184	$2,157

(a)

Includes $243, net and $502, net for the thirteen week periods ended December 26, 2021 and December 27, 2020, respectively, and $1,713, net and $1,696, net for the thirty-nine week periods ended December 26, 2021 and December 27, 2020, respectively, recorded to “Restaurant Operating Expenses” for leases for Company-owned restaurants.

Includes $192 and $160 for the thirteen week periods ended December 26, 2021 and December 27, 2020, respectively, and $533 and $492 for the thirty-nine week periods ended December 26, 2021 and December 27, 2020, respectively, recorded to “General and administrative expenses” for leases for corporate offices and equipment.

Also includes $41 and $9 for the thirteen week periods ended December 26, 2021 and December 27, 2020, respectively, and $62 and $31 for the thirty-nine week periods ended December 26, 2021 and December 27, 2020, respectively, recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Operating cash flows from operating leases	$187	$153	$544	$560

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 26, 2021 were as follows:

Weighted average remaining lease term (years):
Operating leases	6.5

Weighted average discount rate:
Operating leases	8.875%

Future lease commitments to be paid and received by the Company as of December 26, 2021 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2022 (a)	$381	$38	$343
2023	1,849	168	1,681
2024	1,774	169	1,605
2025	1,678	169	1,509
2026	1,712	169	1,543
Thereafter	3,762	183	3,579
Total lease commitments	$11,156	$896	$10,260
Less: Amount representing interest	2,628
Present value of lease liabilities (b)	$8,528

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2022 fiscal year. Amount does not include $1,222 of lease commitments paid and received by the Company for the thirty-nine week period ended December 26, 2021.

(b)

The present value of minimum operating lease payments of $1,848 and $6,680 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the thirteen and thirty-nine week periods ended December 26, 2021 and December 27, 2020 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Operating lease income, net	$41	$9	$62	$31

NOTE S – COMMITMENTS AND CONTINGENCIES

1. Commitments

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company was obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty had an initial term of 10 years and one 5-year option and was limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty was limited to 12 months of rent plus reasonable costs of collection and attorney’s fees.

The Company entered into a termination of lease agreement effective January 15, 2022 (the “Termination Date”). As consideration for all outstanding amounts due and payable under the Brooklyn Guaranty, the Company agreed to pay a termination fee in the amount of $75,000, of which the Company agreed to pay 50% or $37,500 and the tenant/franchisee agreed to pay 50% or $37,500. The Company paid its share of the termination fee in January 2022.

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

NOTE T – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated interim financial statements were issued and filed with the U.S. Securities and Exchange Commission. There were no other subsequent events that require recognition or disclosure.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., the impact of our debt service and repayment obligations under the 2025 Notes, including the effect on our ability to fund working capital, operations and make new investments; economic, weather (including the affects on the supply of cattle and the impact of weather on sales at our restaurants, particularly during the summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative, business conditions or tariffs; the collectibility of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the minimum wage legislation in New York State or other changes in labor laws, including court decisions which could render a franchisor as a “joint employee” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements and the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 28, 2021, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At December 26, 2021, our restaurant system, excluding virtual or “ghost” kitchens, consisted of 242 Nathan’s franchised units, including 120 Branded Menu Program units, and four Company-owned units (including one seasonal unit), located in 18 states, and 14 foreign countries. At December 27, 2020, our restaurant system, excluding virtual or “ghost” kitchens, consisted of 215 Nathan’s franchised units, including 93 Branded Menu Program units, and four Company-owned units (including one seasonal unit), located in 19 states, and 9 foreign countries.

Our strategic emphasis is focused on increasing the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units, including virtual or “ghost” kitchens. The primary drivers of our growth have been our Licensing and Branded Product Programs which have been the largest contributors to the Company’s profits.

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

As described in our Annual Report on Form 10-K for the year ended March 28, 2021, our future results could be materially impacted by many developments including the impact of the COVID-19 pandemic on our business, our dependence on John Morrell & Co. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with John Morrell & Co. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities compared to earlier periods in addition to the potential impact that any future tariffs may have on the business.

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem the Company’s 10.000% Senior Secured Notes due 2020, paid a portion of the special $5.00 cash dividend and used any remaining proceeds for general corporate purposes, including working capital. On January 26, 2022, the Company redeemed $40,000,000 in aggregate principal amount of its 2025 Notes. As a result of the partial redemption, the Company expects to reduce its future cash interest exposure by $2,650,000 per annum.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in the Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Impact of COVID-19 pandemic on our business

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. During the first half of the fiscal 2022 period, the number of COVID-19 cases continued to stabilize with approved vaccines being more widely distributed and administered and, as a result, more regions continued to loosen restrictions, adhering to state and local guidelines.

Although the Company experienced higher revenue in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021, there continues to be uncertainty around the COVID-19 pandemic as the Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has caused a recent increase in COVID-19 cases globally and has also led to evolving recommendations and restrictions by federal, state and local government officials. Our ability to attract and retain employees at our Company-owned restaurants remains challenged, as the job market for these employees has become more competitive. The challenges in the labor market have also affected some suppliers, resulting in some intermittent product shortages. The Company cannot predict if new variants of COVID-19, in addition to the Delta variant and the Omicron variant, will be discovered or if there will be another surge, what additional restrictions may be enacted, to what extent it can maintain off-premises sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to its dining rooms or venues such as professional sports arenas, amusement parks, shopping malls or movie theaters during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the Company as a whole.

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

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 28, 2021, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of goodwill and other intangible assets; impairment of long-lived assets; share-based compensation and income taxes (including uncertain tax positions). Except for the adoption in Note B – ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” there have been no other significant changes to the Company’s accounting policies subsequent to March 28, 2021.

Adoption of New Accounting Standard

Please refer to Note B of the preceding consolidated interim financial statements for our discussion of the Adoption of the New Accounting Standard.

New Accounting Standards Not Yet Adopted

Please refer to Note C of the preceding consolidated interim financial statements for our discussion of New Accounting Standard Not Yet Adopted.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(unaudited)		(unaudited)

Net income	$2,130	$1,359	$11,438	$9,014
Interest expense	2,650	2,650	7,951	7,951
Provision for income taxes	860	492	4,477	3,456
Depreciation and amortization	259	288	807	900
EBITDA	5,899	4,789	24,673	21,321

Share-based compensation	8	29	66	87
Adjusted EBITDA	$5,907	$4,818	$24,739	$21,408

Results of Operations

Thirteen weeks ended December 26, 2021 compared to thirteen weeks ended December 27, 2020

Revenues

Total revenues increased by 44% to $25,913,000 for the thirteen weeks ended December 26, 2021 (“third quarter fiscal 2022”) as compared to $18,030,000 for the thirteen weeks ended December 27, 2020 (“third quarter fiscal 2021”) as we continued to lap the significant impact of COVID-19 on our results beginning in March 2020.

Total sales increased by 65% to $18,637,000 for the third quarter fiscal 2022 as compared to $11,322,000 for the third quarter fiscal 2021. Foodservice sales from the Branded Product Program increased by 69% to $16,901,000 for the third quarter fiscal 2022 as compared to sales of $10,003,000 for the third quarter fiscal 2021. The sales from our Branded Product Program have increased as certain government mandated restrictions associated with the COVID-19 pandemic have eased with approved vaccines being more widely distributed and administered. Most of our Branded Product Program customers have reopened adhering to state and local guidelines, such as professional sports arenas, amusement parks, shopping malls and movie theaters. During the third quarter fiscal 2022, the total pounds of hot dogs sold in the Branded Product Program increased by approximately 40% as compared to the third quarter fiscal 2021. Our average selling prices increased by approximately 19% as compared to the third quarter fiscal 2021.

Total Company-owned restaurant sales increased by 32% to $1,736,000 during the third quarter fiscal 2022 as compared to $1,319,000 during the third quarter fiscal 2021. The increase was primarily due to an increase in our average check and an increase in traffic at our Coney Island locations due to the easing of certain government mandated restrictions as a result of the public health measures taken to reduce exposure to the COVID-19 virus compared to the third quarter fiscal 2021. The higher average check was driven by an increase in menu prices and the mix of items sold.

License royalties decreased by 0.3% to $5,878,000 in the third quarter fiscal 2022 as compared to $5,898,000 in the third quarter fiscal 2021. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to WalMart, decreased 0.8% to $5,239,000 for the third quarter fiscal 2022 as compared to $5,284,000 in the third quarter fiscal 2021. The decrease is due to an 11% decrease in retail volume during the third quarter fiscal 2022 period which was offset by a 14% increase in average net selling price as compared to the third quarter fiscal 2021. The foodservice business earned lower royalties of $8,000 as compared to the third quarter fiscal 2021. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $24,000 during the third quarter fiscal 2022 as compared to the third quarter fiscal 2021 primarily due to additional royalties earned on sales of proprietary spices, cocktail franks and mozzarella sticks, offset in part, by lower royalties earned on french fries.

Franchise fees and royalties were $919,000 in the third quarter fiscal 2022 as compared to $420,000 in the third quarter fiscal 2021. The increase was primarily due to the continued momentum associated with the recovery from the COVID-19 pandemic. Total royalties were $744,000 in the third quarter fiscal 2022 as compared to $361,000 in the third quarter fiscal 2021. Royalties earned under the Branded Menu program were $101,000 in the third quarter fiscal 2022 as compared to $65,000 in the third quarter fiscal 2021. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Ghost kitchen royalties were $88,000 in the third quarter fiscal 2022. Traditional franchise royalties were $555,000 in the third quarter fiscal 2022 as compared to $296,000 in the third quarter fiscal 2021. Franchise restaurant sales increased to $12,280,000 in the third quarter fiscal 2022 as compared to $6,178,000 in the third quarter fiscal 2021 primarily due to the reopening of a majority of our franchised locations. Approximately 88% of our franchise system was open at the end of the third quarter fiscal 2022 as compared to 62% at the end of the third quarter fiscal 2021. Comparable domestic franchise sales (consisting of 48 Nathan’s outlets, excluding sales under the Branded Menu Program) were $8,884,000 in the third quarter fiscal 2022 as compared to $4,912,000 in the third quarter fiscal 2021.

At December 26, 2021, 242 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 215 domestic and international franchised or Branded Menu Program franchise outlets at December 27, 2020. Total franchise fee income was $175,000 in the third quarter fiscal 2022 as compared to $59,000 in the third quarter fiscal 2021. Domestic franchise fee income was $36,000 in the third quarter fiscal 2022 as compared to $34,000 in the third quarter fiscal 2021. International franchise fee income was $63,000 in the third quarter fiscal 2022 as compared to $25,000 during the third quarter fiscal 2021.

We recognized $76,000 in forfeited fees in the third quarter fiscal 2022. We did not recognize any forfeited fees in the third quarter fiscal 2021. During the third quarter fiscal 2022, twelve franchised outlets opened, as well as fourteen Branded Menu Program outlets. Additionally, 39 ghost kitchens opened. During the third quarter fiscal 2021, one franchised outlet opened.

Advertising fund revenue, after eliminating Company contributions, was $479,000 during the third quarter fiscal 2022 and $390,000 during the third quarter fiscal 2021 period.

Costs and Expenses

Overall, our cost of sales increased by 79% to $16,040,000 in the third quarter fiscal 2022 as compared to $8,937,000 in the third quarter fiscal 2021. Our gross profit (representing the difference between sales and cost of sales) increased to $2,597,000 or 14% of sales during the third quarter fiscal 2022 as compared to $2,385,000 or 21% of sales during the third quarter fiscal 2021.

Cost of sales in the Branded Product Program increased by 85% to $14,724,000 in the third quarter fiscal 2022 as compared to $7,948,000 in the third quarter fiscal 2021, primarily due to the 40% increase in the volume of product sold as discussed above, as well as a 31% increase in the average cost per pound of our hot dogs. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. We did not make any purchase commitments of beef during the third quarter fiscal 2022 or the third quarter fiscal 2021. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2022 was $1,316,000 or 76% of restaurant sales, as compared to $989,000 or 75% of restaurant sales in the third quarter fiscal 2021. The increase in cost of sales, during the third quarter of fiscal 2022 was primarily due to the 32% increase in sales as discussed above, in addition to higher commodity costs and restaurant labor costs. The availability of labor remains a challenge at our Company-owned restaurants and it has required us to remain flexible as it relates to staffing levels and costs. Our labor costs were also impacted by the additional increase in minimum wage requirements in New York State which commenced on July 1, 2021. Our food costs may be impacted by increases in commodity costs, as well as the mix of products that we sell.

Restaurant operating expenses were $547,000 in the third quarter fiscal 2022 as compared to $759,000 in the third quarter fiscal 2021. We incurred lower occupancy expenses of $286,000, which were offset, in part, by higher utility expenses of $22,000, higher insurance expenses of $26,000 and higher delivery charges associated with offsite consumption.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $259,000 in the third quarter fiscal 2022 as compared to $288,000 in the third quarter fiscal 2021.

General and administrative expenses decreased by $278,000 or 8% to $2,975,000 in the third quarter fiscal 2022 as compared to $3,253,000 in the third quarter fiscal 2021. The decrease in general and administrative expenses was primarily attributable to lower corporate payroll expenses of $428,000, which were offset, in part, by higher insurance costs of $76,000 and higher marketing and trade show related expenses of $108,000.

Advertising fund expense, after eliminating Company contributions, was $479,000 during the third quarter fiscal 2022, as compared to $390,000 in the third quarter fiscal 2021.

Other Items

Interest expense of $2,650,000 in both the third quarter fiscal 2022 and the third quarter fiscal 2021 represented accrued interest of $2,477,000 on the 2025 Notes and amortization of debt issuance costs of $173,000.

Interest income was $24,000 for the third quarter fiscal 2022 as compared to $89,000 in the third quarter fiscal 2021.

Other income, primarily relates to a sublease of a franchised restaurant offset, in part, by a termination fee associated with the Brooklyn Guaranty.

Provision for Income Taxes

The income tax provision for the third quarter fiscal 2022 and third quarter fiscal 2021 reflect effective tax rates of 28.8% and 26.6%, respectively. During the third quarter fiscal 2022, the Company’s effective tax rate was unfavorably affected by 0.2% due to its return to provision adjustment in connection with the filing of its March 2021 tax returns. During the third quarter fiscal 2021, the Company’s effective tax rate was favorably affected by 1.0% due to its return to provision adjustment in connection with the filing of its March 2020 tax returns.

The amount of unrecognized tax benefits at December 26, 2021 was $445,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 26, 2021, Nathan’s had $307,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefits excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 27, 2022.

Results of Operations

Thirty-nine weeks ended December 26, 2021 compared to thirty-nine weeks ended December 27, 2020

Revenues

Total revenues increased by 57% to $90,110,000 for the thirty-nine weeks ended December 26, 2021 (“fiscal 2022 period”) as compared to $57,555,000 for the thirty-nine weeks ended December 27, 2020 (“fiscal 2021 period”) as we continued to lap the significant impact of COVID-19 on our results beginning in March 2020.

Total sales increased by 100% to $61,462,000 for the fiscal 2022 period as compared to $30,697,000 for the fiscal 2021 period. Foodservice sales from the Branded Product Program increased by 113% to $51,960,000 for the fiscal 2022 period as compared to sales of $24,450,000 for the fiscal 2021 period. The sales from our Branded Product Program have increased as certain government mandated restrictions associated with the COVID-19 pandemic have eased with approved vaccines being more widely distributed and administered. Most of our Branded Product Program customers have reopened adhering to state and local guidelines, such as professional sports arenas, amusement parks, shopping malls and movie theaters. During the fiscal 2022 period, the total pounds of hot dogs sold in the Branded Product Program increased by approximately 98% as compared to the fiscal 2021 period. Our average selling prices increased by approximately 7% as compared to the fiscal 2021 period.

Total Company-owned restaurant sales increased by 52% to $9,502,000 during the fiscal 2022 period as compared to $6,247,000 during the fiscal 2021 period. The increase was primarily due to an increase in our average check and an increase in traffic at our Coney Island locations due to the easing of certain government mandated restrictions as a result of the public health measures taken to reduce exposure to the COVID-19 virus compared to the fiscal 2021 period. The higher average check was driven by an increase in menu prices and the mix of items sold.

License royalties decreased by 2% to $24,218,000 in the fiscal 2022 period as compared to $24,689,000 in the fiscal 2021 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to WalMart, decreased 3% to $22,161,000 for the 2022 fiscal period as compared to $22,743,000 in the fiscal 2021 period. The decrease is due to a 1.4% decrease in retail volume during the fiscal 2022 period and a 0.6% decrease in average net selling price as compared to the fiscal 2021 period. The foodservice business earned higher royalties of $84,000 as compared to the fiscal 2021 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $111,000 during the fiscal 2022 period as compared to the fiscal 2021 period primarily due to additional royalties earned on sales of proprietary spices, cocktail franks and mozzarella sticks, offset, in part, by lower royalties earned on french fries.

Franchise fees and royalties were $2,993,000 in the fiscal 2022 period as compared to $1,087,000 in the fiscal 2021 period. The increase was primarily due to the continued momentum associated with the recovery from the COVID-19 pandemic. Total royalties were $2,581,000 in the fiscal 2022 period as compared to $880,000 in the fiscal 2021 period. Royalties earned under the Branded Menu program were $430,000 in the fiscal 2022 period as compared to $152,000 in the fiscal 2021 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Ghost kitchen royalties were $258,000 in the fiscal 2022 period. Traditional franchise royalties were $1,893,000 in the fiscal 2022 period as compared to $728,000 in the fiscal 2021 period. Franchise restaurant sales increased to $40,910,000 in the fiscal 2022 period as compared to $15,366,000 in the fiscal 2021 period primarily due to the reopening of a majority of our franchised locations. Comparable domestic franchise sales (consisting of 52 Nathan’s outlets, excluding sales under the Branded Menu Program) were $30,780,000 in the fiscal 2022 period as compared to $12,213,000 in the fiscal 2021 period.

At December 26, 2021, 242 franchised outlets, including domestic, international and Branded Menu Program outlets were operating as compared to 215 domestic and international franchised or Branded Menu Program franchise outlets at December 27, 2020. Total franchise fee income was $412,000 in the fiscal 2022 period as compared to $207,000 in the fiscal 2021 period. Domestic franchise fee income was $109,000 in the fiscal 2022 period as compared to $98,000 in the fiscal 2021 period. International franchise fee income was $173,000 in the fiscal 2022 period as compared to $76,000 during the fiscal 2021 period.

We recognized $130,000 and $33,000 of forfeited fees in the fiscal 2022 and fiscal 2021 periods, respectively. During the fiscal 2022 period, fifteen franchised outlets opened, as well as thirty-two Branded Menu Program outlets. Additionally, 164 ghost kitchens opened. During the fiscal 2021 period, five franchised outlets opened, including one Branded Menu Program outlet. Additionally, 75 ghost kitchens opened during the fiscal 2021 period.

Advertising fund revenue, after eliminating Company contributions, was $1,437,000 in the fiscal 2022 period, as compared to $1,082,000 during the fiscal 2021 period.

Costs and Expenses

Overall, our cost of sales increased by 113% to $51,536,000 in the fiscal 2022 period as compared to $24,161,000 in the fiscal 2021 period. Our gross profit (representing the difference between sales and cost of sales) increased to $9,926,000 or 16% of sales during the fiscal 2022 period as compared to $6,536,000 or 21% of sales during the fiscal 2021 period.

Cost of sales in the Branded Product Program increased by 127% to $45,343,000 during the fiscal 2022 period as compared to $19,988,000 during the fiscal 2021 period, primarily due to the 98% increase in the volume of product sold as discussed above, as well as a 14% increase in the average cost per pound of our hot dogs. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. We did not make any purchase commitments for beef during the fiscal 2022 and 2021 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2022 period was $6,193,000 or 65% of restaurant sales, as compared to $4,173,000 or 67% of restaurant sales in the fiscal 2021 period. The increase in cost of sales during the fiscal 2022 period was primarily due to the 52% increase in sales discussed above, in addition to higher commodity costs and restaurant labor costs. The availability of labor remains a challenge at our Company-owned restaurants and it has required us to remain flexible as it relates to staffing levels and costs. Our labor costs were also impacted by the additional increase in minimum wage requirements in New York State which commenced on July 1, 2021. Our food costs may be impacted by increases in commodity costs, as well as the mix of products that we sell.

Restaurant operating expenses were $2,874,000 in the fiscal 2022 period as compared to $2,622,000 in the fiscal 2021 period. We incurred lower occupancy expenses of $74,000, which were offset by higher utility expenses of $52,000, higher repairs and maintenance expenses of $50,000, higher insurance expenses of $90,000 and higher delivery charges associated with offsite consumption.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, were $807,000 in the fiscal 2022 period as compared to $900,000 in the fiscal 2021 period.

General and administrative expenses increased by $993,000 or 11% to $9,702,000 in the fiscal 2022 period as compared to $8,709,000 in the fiscal 2021 period. The increase in general and administrative expenses was primarily attributable to a higher incentive compensation accrual of $324,000, higher insurance costs of $159,000 and higher marketing and trade show related expenses of $360,000.

Advertising fund expense, after eliminating Company contributions, was $1,437,000 in the fiscal 2022 period, as compared to $1,082,000 in the fiscal 2021 period.

Other Items

Interest expense of $7,951,000 in both the fiscal 2022 period and the fiscal 2021 period represented accrued interest of $7,433,000 on the 2025 Notes and amortization of debt issuance costs of $518,000.

Interest income was $88,000 for the fiscal 2022 period as compared to $309,000 in the fiscal 2021 period.

Other income, primarily relates to a sublease of a franchised restaurant offset, in part, by a termination fee associated with the Brooklyn Guaranty.

Provision for Income Taxes

The income tax provision for the fiscal 2022 period and fiscal 2021 period reflect effective tax rates of 28.1% and 27.7%, respectively.

The amount of unrecognized tax benefits at December 26, 2021 was $445,000 all of which would impact Nathan’s effective tax rate, if recognized. As of December 26, 2021, Nathan’s had $307,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefits excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 27, 2022.

Off-Balance Sheet Arrangements

At December 26, 2021 and December 27, 2020, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 26, 2021 aggregated $86,168,000, a $5,104,000 increase during the fiscal 2022 period as compared to cash and cash equivalents of $81,064,000 at March 28, 2021. Net working capital decreased to $48,204,000 from $80,072,000 at March 28, 2021 due to the irrevocable notice of redemption of $40,000,000 of the Company’s 2025 Notes and the designation of such 2025 Notes to be redeemed as a current liability.

We paid our semi-annual interest payments for fiscal 2022 of $4,968,750 on May 1, 2021 and November 1, 2021, respectively. We paid our first, second and third quarter fiscal 2022 dividend payments of $1,440,000 on June 25, 2021, September 3, 2021 and December 3, 2021, respectively. We expect to pay our fourth quarter dividend on March 4, 2022.

In November 2017, the Company refinanced its then-outstanding 2020 Notes totaling $135.0 million at 10.000% per annum by issuing $150.0 million 2025 Notes at 6.625% per annum. On December 15, 2021, the Company announced its intent to complete the partial redemption, in the principal amount of $40,000,000, of the 2025 Notes. On January 26, 2022, the Company completed the redemption by paying cash of $41,288,094, inclusive of the redemption premium and accrued interest, and recognized a loss on early extinguishment of approximately $1,400,000 that primarily reflected the redemption premium and the write-off of a portion of previously recorded debt issuance costs. Please refer to Note Q – Long-Term Debt in the accompanying consolidated interim financial statements for a further discussion regarding the Company’s indebtedness.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $9,896,000 in the fiscal 2022 period is primarily attributable to net income of $11,438,000 in addition to other non-cash operating items of $1,395,000, offset by changes in other operating assets and liabilities of $2,937,000. Non-cash operating expenses consist principally of depreciation and amortization of $807,000, amortization of debt issuance costs of $518,000, share-based compensation expense of $66,000, and bad debts of $112,000. In the fiscal 2022 period, accounts and other receivables increased by $2,635,000 due primarily to higher Branded Product Program receivables of $3,705,000, higher receivables due to the Advertising Fund of $890,000 which were offset, in part, by lower franchise and license royalties receivable of $2,232,000. Prepaid expenses and other current assets decreased by $504,000 due primarily to the reduction of prepaid income taxes and insurance of $280,000 and $131,000, respectively. In the fiscal 2022 period, accounts payable, accrued expenses and other current liabilities decreased by $1,395,000 due to lower accrued interest of $2,505,000 as a result of timing of our interest payments on our 2025 Notes, deferred revenue of $841,000 that was earned during the fiscal 2022 period and the reduction in accrued payroll and other benefits of $586,000 primarily from the payment of year-end fiscal 2021 incentive compensation. Rebates due under the Branded Product Program were higher by $156,000 due primarily to increased sales as a result of the recovery from the COVID-19 pandemic. Accounts payable increased by $1,673,000 due principally to higher product purchases for the Branded Product Program.

Cash used in investing activities was $465,000 in the fiscal 2022 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Cash used in financing activities of $4,327,000 in the fiscal 2022 period relates primarily to the payments of the Company’s quarterly $0.35 per share cash dividends on June 25, 2021, September 3, 2021 and December 3, 2021 totaling $4,320,000.

During the period from October 2001 through December 26, 2021, Nathan’s purchased 5,254,081 shares of its common stock at a cost of approximately $84,770,000 pursuant to its stock repurchase plans previously authorized by the Board of Directors (the “Board”). During the fiscal 2022 period, we did not repurchase any shares of common stock. Since March 26, 2007, we have repurchased 3,362,981 shares at a total cost of approximately $77,612,000, reducing the number of shares then-outstanding by 55.9%.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 26, 2021, Nathan’s has repurchased 1,066,450 shares at a cost of $37,108,000 under the sixth stock repurchase plan. At December 26, 2021, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On March 13, 2020, the Board approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on August 12, 2020. During the fiscal 2021 period, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501,000 under the 10b5-1 Plan.

As discussed above, we had cash and cash equivalents at December 26, 2021 aggregating $86,168,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. In November 2017, we refinanced our 2020 Notes through the issuance of the 2025 Notes and, our Board announced the payment of a $5.00 per share special dividend to the shareholders of record as of the close of business on December 22, 2017. On May 31, 2018, the Board authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, the Board authorized the increase of its regular quarterly dividend to $0.35 from $0.25. Effective February 4, 2022, the Board authorized the increase of its regular quarterly dividend to $0.45 from $0.35. The Company paid its first quarter fiscal 2022 dividend of $1,440,000 on June 25, 2021, its second quarter fiscal 2022 dividend of $1,440,000 on September 3, 2021 and its third quarter fiscal 2022 dividend of $1,440,000 on December 3, 2021.

Effective February 4, 2022, the Company declared its fourth quarter dividend of $0.45 per common share to stockholders of record as of the close of business on February 21, 2022, which is payable on March 4, 2022.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 27, 2022, we will be required to make interest payments of $10,563,194 which include its required semi-annual interest payments of $4,968,750 on May 1, 2021 and November 1, 2021, and $625,694 on January 25, 2022 in connection with the partial redemption discussed above.

Management believes that available cash, cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At December 26, 2021, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 28, 2021 other than as described in connection with the partial redemption of the 2025 Notes discussed above.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company was obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty had an initial term of 10 years and one 5-year option and was limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty was limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. The Company entered into a termination of lease agreement effective January 15, 2022 (the “Termination Date”). As consideration for all outstanding amounts due and payable under the Brooklyn Guaranty, the Company agreed to pay a termination fee in the amount of $75,000, of which the Company agreed to pay 50% or $37,500 and the tenant/franchisee agreed to pay 50% or $37,500. The Company paid its share of the termination fee in January 2022.

Inflationary Impact

Historically, we do not believe that general inflation has materially impacted earnings. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our average cost of hot dogs between April 2021 and December 2021 was approximately 14% higher than between April 2020 and December 2020.

Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic.

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

New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide. The increase was phased in differently between New York City and the rest of New York State. Effective December 31, 2019, the minimum wage was $15.00 in New York City and increased to $13.75 per hour for the remainder of New York State. The minimum hourly rate of pay for the remainder of New York State increased to $14.50 on December 31, 2020 and increased to $15.00 on July 1, 2021. All of Nathan’s Company-owned restaurants are within New York State and have been affected by this new legislation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 26, 2021, Nathan’s cash and cash equivalents aggregated $86,168,000. Earnings on this cash would increase or decrease by approximately $215,000 per annum for each 0.25% change in interest rates.

Borrowings

At December 26, 2021, we had $150,000,000 of 2025 Notes outstanding, including the current portion. Interest expense on these borrowings would increase or decrease by approximately $375,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Historically, we do not believe that general inflation has materially impacted earnings. However, we have experienced significant volatility in our costs for our hot dogs and certain food products, distribution costs and utilities. Our average cost of hot dogs between April 2021 and December 2021 was approximately 14% higher than between April 2020 and December 2020.

Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine week period ended December 26, 2021 would have increased or decreased our cost of sales by approximately $4,714,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our administrative employees and employees of our other service providers started working remotely beginning in March 2020 in response to the COVID-19 pandemic. Although we have re-opened the Corporate office, our employees may continue to work remotely on a part-time basis. Despite the hybrid working environment, there were no material changes in our internal control over financial reporting during the quarter ended December 26, 2021. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls and hybrid working environment to minimize the impact on its design and operating effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective February 4, 2022, the Board declared its quarterly cash dividend of $0.45 per share which is payable on March 4, 2022 to shareholders of record as of the close of business on February 21, 2022.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 26, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 4, 2022	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2022	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)