Form 10-K
period 2022-03-27
NATHANS FAMOUS, INC.
filed 2022-06-10
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 24, 2021 - was approximately $177,934,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 3, 2022, there were outstanding 4,115,154 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the conclusion of Nathan Famous, Inc.’s fiscal year ended March 27, 2022.

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

Item 1.         Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries, including NF Treacher’s Corp. References to the fiscal 2022 period mean the fiscal year ended March 27, 2022 and references to the fiscal 2021 period mean the fiscal year ended March 28, 2021. In addition, references to the “Notes”, “2025 Notes” or the “2025 Senior Secured Notes” refer to the $110,000,000 6.625% Senior Secured Notes due 2025 and references to the “2020 Notes” or the “2020 Senior Secured Notes” refer to the $135,000,000 10.000% Senior Secured Notes which were redeemed on November 16, 2017.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 79,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in seventeen foreign countries. The Company considers itself to be in the foodservice industry and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausage and corned beef products, frozen crinkle-cut French fries and additional products through retail grocery channels and club stores throughout the United States. As of March 27, 2022, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

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

●

Our franchised restaurant operations are comprised predominately of our Nathan’s Famous concept, which features a menu consisting of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages as well as other items. In fiscal 2021, we opened our first virtual kitchens (existing kitchens with no Nathan’s Famous branded store front presence, used to fill online orders). We earn royalties on sales at these franchise locations and virtual kitchens. In addition to our traditional franchised restaurants and virtual kitchens, we enable approved foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and a limited menu of other Nathan’s products through our Branded Menu Program (“BMP”). We earn royalties on Nathan’s products purchased by our BMP franchise operators.

We also own, through our subsidiary NF Treacher’s Corp., the Arthur Treacher’s brand and trademarks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants, as well as virtual kitchens. Currently, there are seven Arthur Treacher’s BMP locations.

Our Competitive Strengths

We believe that we benefit from the following competitive strengths:

Iconic Brand with Global Recognition

For over 100 years, we have cultivated Nathan’s Famous into an iconic brand with global recognition. From our authentic origins on Coney Island to our popular Nathan’s Famous Hot Dog Eating Contest, the Nathan’s Famous brand has become synonymous with premium hot dogs enjoyed throughout the year including cookouts, and July 4th celebrations. Over time, we have continued expanding the number and types of points of distribution for Nathan’s Famous products by leveraging our highly recognizable brand.

The Frank of Choice

Since our beginnings as a nickel hot dog stand in 1916, we have focused on creating the best premium hot dog. Using premium cuts of meat, our proprietary spice mix and based on a recipe originally developed in 1916, our hot dogs have a unique flavor and texture that consumers are drawn to.

Our hot dogs have received numerous awards and recognition from critics and reviewers.

Recognition as an award-winning hot dog has strengthened our brand and created a devoted fan base. We believe that our high brand awareness allows us to sell hot dogs at a premium price to competing brands across all channels of distribution.

Multi-channel business model provides diversified revenue streams

We believe that our flexible business model enables us to diversify across multiple channels of distribution and customers. Our products are distributed through supermarkets, mass merchandisers, club stores, Company-owned restaurants, franchised restaurants, virtual kitchens, food service distributors and other food service operators such as gas stations, movie theaters and sporting venues. We believe that there is potential to increase our sales by converting sales of non-branded products throughout the foodservice industry.

High margin licensing revenue streams

We earn stable and high-margin revenue through multiple licensing programs. Through licensing programs with such companies as John Morrell & Co., a subsidiary of Smithfield Foods, Inc., and Lamb Weston, Inc., over twenty Nathan’s Famous branded SKUs are sold through grocery retail channels. All of our licensing agreements combined produced $31,824,000 and $31,368,000 of high margin revenue for fiscal 2022 and 2021, respectively.

Our Business Strategies

Our primary focus has been to expand the market penetration of the Nathan’s Famous brand. Specifically, we have sought to increase the number of points of brand representation and grow product sales throughout our various channels of distribution. In this regard, we have concentrated our efforts on:

●	expanding our licensing programs for packaged Nathan’s Famous products through new product introductions and geographic expansion;

●	expanding our portfolio of foodservice venues and properties participating in the Nathan’s Famous Branded Product Program;

●

expanding the number of domestic franchised Nathan’s Famous restaurant units through the opening of new and innovative types of locations, including the Branded Menu Program, as well as continuing to develop master franchising programs in foreign countries;

●	expanding the number of virtual kitchens domestically and internationally helping to grow our Nathan’s Famous brand and Wings of New York concept; and

●	continuing to operate our iconic Company-owned restaurants, and opportunistically seeking to invest in Company-owned restaurant expansion.

As of March 27, 2022:

●

our Nathan’s Famous Company-owned and franchised units in operation consisted of 239 franchised units and four Company-owned units (including one seasonal unit) located in 18 states and twelve foreign countries;

●	our virtual kitchens in operation consisted of 287 units located in 20 states and 6 foreign countries;

●

our Nathan’s Famous Branded Product Program featured our Nathan’s World Famous Beef Hot Dogs throughout all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico;

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”), a global pandemic. The COVID-19 pandemic has had and may continue to have a significant impact on our business and results of operations. During the peak of the pandemic in 2020 and during subsequent resurgences of the virus, governmental restrictions and public perceptions of the risks associated with COVID-19 caused consumers to avoid or limit non-essential travel, gatherings in public places and others social interactions. The COVID-19 pandemic may continue to impact traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers and royalties from our retail licensing activities.

Our restaurant operations have been and could continue to be disrupted by COVID-19 related employee absences or due to changes in the availability and cost of labor. Our ability to attract and to retain employees at our Company-owned restaurants remains challenged, as the job market for these employees remains tight and has become more competitive.

The challenges in the labor market have also affected some suppliers, resulting in some intermittent product shortages. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, we have experienced inflationary pressures in freight and some of our commodity costs, including beef and beef trimmings, and paper costs which have impacted both our restaurant operations and our Branded Product Program.

We continue to monitor the dynamic nature of the COVID-19 pandemic on our business; however, due to the continuous development and fluidity of this pandemic and resurgences of new variants of the virus we cannot determine the ultimate impact that the COVID-19 pandemic will have on our business, results of operations and financial condition.

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

Restaurant Operations

Our restaurant operations and results were significantly impacted by COVID-19 beginning in March 2020 and impacted the results of our operations in fiscal 2021 and continued during fiscal 2022. As COVID-19 spread throughout the United States, governmental authorities implemented measures to reduce the spread of COVID-19. These governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our restaurant operations. As a result of COVID-19, we and our franchisees have experienced reductions in customer traffic at our locations. Additionally, our Company-owned restaurants and our franchised restaurants have also experienced interruptions of some food and other supplies as well as labor shortages that have negatively impacted restaurant operations.

Despite the COVID-19 pandemic, our four Company-owned restaurants remained open throughout the fiscal 2022 period. Our seasonal location on the Coney Island Boardwalk was open from April 2, 2021 to October 11, 2021. It reopened for the fiscal 2023 summer season on April 1, 2022.

A majority of our franchised locations closed temporarily during the fiscal 2021 period due to their locations being in venues that were closed (such as movie theaters) or venues operating at reduced traffic levels (such as airports, highway travel plazas, and shopping malls). During the fiscal 2022 period, the number of COVID-19 cases stabilized with approved vaccines being more widely distributed and administered and, as result, more regions loosened restrictions, adhering to state and local guidelines. Currently, approximately 97% of the Company’s franchise system is open (excluding 27 BMP locations in Ukraine which are temporarily closed as a result of the Russia – Ukraine conflict). We believe that the impact of these temporary closures is not likely to significantly affect our restaurant operations.

As a result of the COVID-19 pandemic, we continue to focus on digital initiatives to enhance the customer experience; to increase customer traffic; and to promote off-premise capabilities.

We remain principally focused on the well-being and safety of our guests, restaurant employees, franchisees, and all other Corporate employees.

The health and well-being of our employees and guests has always been and continues to be our top priority. Since there continues to be uncertainty around the COVID-19 pandemic, as variants continue to emerge, we may implement additional safety measures in line with health authority recommendations and regulatory requirements.

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

Nathan’s World Famous Beef Hot Dogs are flavored with our secret blend of spices provided by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly since our inception over 100 years ago in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries, cooked in 100% trans-fat-free corn oil, are featured at each Nathan’s restaurant. We believe the majority of sales in our Company-owned restaurants consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: the Nathan’s Famous NY Cheesesteak by Pat LaFreida, our fresh angus hamburger program and our hand-dipped chicken program. We have historically used the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants, as well as virtual kitchens.

We also partner with major third-party delivery service providers, such as DoorDash, UberEats, GrubHub, and Postmates, providing multiple options for our guests to continue to enjoy Nathan’s Famous products at home.

In fiscal 2021, Nathan’s opened its first virtual kitchens (existing kitchens with no Nathan’s Famous branded store front presence, used to fill online orders). During the fiscal 2022 period, we continued to grow the number of our virtual kitchens to expand our delivery options and to reach even more of our customers. At March 27, 2022, there were 287 virtual kitchens operating in 20 states and 6 foreign countries. We believe that virtual kitchens’ popularity will remain after the specter of COVID-19 passes.

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

We believe that Nathan’s carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry foodservice, within larger retail operations and other captive markets. Many of these settings may also be appropriate for expanding our Branded Menu Program or Branded Product Program. All of these units feature the Nathan’s logo and utilize a contemporary design.

Franchise Operations

At March 27, 2022, our Nathan’s franchise system, including our Branded Menu Program, consisted of 239 units operating in 18 states and twelve foreign countries (including 27 BMP locations in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict). It also included 287 virtual kitchens located in 20 states and 6 foreign countries.

Our franchise system includes among its franchisees such well-known companies as Applegreen USA Welcome Centres, LLC, HMS Host, Areas USA, National Amusements, Inc., Hershey Entertainment & Resorts Company, and Bruster’s Real Ice Cream. We continue to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During the fiscal 2022 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 27, 2022, Applegreen USA Welcome Centres, LLC operated seven franchised outlets within highway travel plazas and HMS Host operated four franchised outlets, including three units at airports, and one unit within a mall. Additionally, 28 mobile carts were registered to operate in New York, NY, and 15 Bruster’s Real Ice Cream shops were selling Nathan’s products under our Branded Menu Program.

Growth Strategies

Even amidst the ongoing challenges of COVID-19 during fiscal 2022, the Company embarked on a number of initiatives to promote the Nathan’s Famous brand and to position itself for future growth.

Retail licensing – We expect that our retail licensing program may continue to grow, centered around our licensing program with John Morrell & Co., a subsidiary of Smithfield Foods, Inc. John Morrell & Co. brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing new products. As a result of our partnership with John Morrell & Co., we expect Nathan’s Famous products to continue penetrating the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. We believe John Morell & Co. expects to continue to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support of our Nathan’s Famous Hot Dog Eating Contests.

We may offer the licensing of other signature products to other qualified manufacturers.

Branded Products – We expect to continue the growth of our Branded Products Program through the addition of new accounts and venues. We believe that the flexible design of the Branded Products Program makes it well-suited for sales to all segments of the broad foodservice industry. We intend to keep targeting sales to a broad line of food distributors, which we believe complements our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to brands and products with high standards, and integrity with the quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

Franchising – We expect to continue to market our franchise program and Branded Menu Program to large, experienced and successful operators with the financial and business capability to develop multiple franchise units, as well as to individual-owner operators with evidence of restaurant management experience, net worth and sufficient capital. We also expect to continue developing master franchise programs in foreign countries.

Company-owned restaurants – We may selectively consider opening new Company-owned restaurants on an opportunistic basis. We may also consider new opportunities in both traditional and captive market settings.

Improving restaurant level profitability – In terms of driving comparable restaurant sales, we remain focused on encouraging repeat visits by our guests and attracting new customers through continuous improvement to our menu offerings and quality of service. With the increase in online ordering and to-go sales, we have implemented changes to the “back of the house” for greater operational efficiencies in order fulfillment.

Expansion of Non-Traditional Development – The Company continues to focus its efforts on expanding its presence via delivery or virtual kitchens. In fiscal 2022, we announced a new development agreement with Branded Virtual Kitchens Canada, Ltd. (“BVK”) to expand our footprint into Canada. BVK offers operators the Nathan’s Famous full and authentic menu, including our Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, New York Cheesesteak by Pat LaFrieda, angus beef hamburgers, hand-dipped chicken sandwiches, premium shakes and more.

The Company continues to target urban areas with its virtual kitchens, which makes delivery times faster and allows customers to easily secure their food as well.

These virtual kitchens have different rights and obligations than our traditional franchise agreements, including royalty rates and advertising contribution rates, and the sales levels at these locations differs from the sales levels at our traditional franchise restaurants.

Co-branding – We believe that there is a continuing opportunity for co-branding of our restaurant concept and/or menu items with our restaurant concepts, as well as within our restaurant system as new franchise opportunities are developed.

Driving awareness of our brand – As a result of the COVID-19 pandemic, the Company began offering a limited number of its menu offerings for customers to prepare at home. We have continued our relationship with Goldbelly, an online marketplace, to provide Nathan’s Famous favorite meals to consumers throughout the United States. The Company offers a number of make-at-home meal kits including its Nathan’s World Famous Beef Hot Dog and crinkle-cut French fries. Other meal options include the NY Cheesesteak by Pat LaFrieda, and the Nathan’s Famous Footlong Hot Dog kit, both of which are shipped with Nathan’s Famous crinkle-cut French fries.

Advertising and promotion – The Company continues to focus its efforts using a multiple pronged approach, with a particular emphasis on geo-targeted, social media advertising to drive customers directly to online restaurant menus for ease of ordering for delivery or pick-up. The online effort is focused on platforms including Facebook, Instagram and Twitter. Our marketing strategy focuses on our premium food offerings and limited time offerings to help drive sales and customer traffic.

Expansion of Wings of New York – The Company continues to pursue opportunities to expand its Wings of New York, a virtual restaurant concept offering New York style chicken wings, hand-dipped chicken tenders as well as Nathan’s Famous extra-long hot dog. In fiscal 2022, the Company opened this concept inside the famed Yankee Stadium.

Re-launching Arthur Treacher’s – In fiscal 2022, the Company opened its first Arthur Treacher’s virtual kitchens, serving quality fried seafood menu items such as fish and chips platters, fish sandwiches, fried shrimp and more. The Company intends to offer “upgraded proteins” with a stronger emphasis on shrimp. Additionally, we have expanded our partnership with Franklin Junction to include Arthur Treacher’s along with the Nathan’s Famous and Wings of New York offerings.

Nathan’s Standard Franchise Program

Franchisees are required to execute a standard franchise agreement prior to opening each Nathan’s Famous unit. Our current standard Nathan’s Famous franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.5% of restaurant sales and the expenditure of up to 2.0% of restaurant sales on advertising. We may offer alternatives to the standard franchise agreement, having to do with franchise royalties, fees or advertising requirements. The initial term of the typical franchise agreement is 10 years, with a 5-year renewal option by the franchisee, subject to conditions contained in the franchise agreement.

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

We offer various management training courses for management personnel of Company owned and franchised Nathan’s Famous restaurants. A restaurant manager from each restaurant must successfully complete our mandated management training program. We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees. We meet with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is designed to provide individual restaurant and system-wide benefits.

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

As of March 27, 2022, Arthur Treacher’s, as a co-brand, was included within 23 Nathan’s Famous restaurants. Additionally, we operate seven Arthur Treacher’s BMP locations.

Company-owned Nathan’s Restaurant Operations

As of March 27, 2022, we operated four Company-owned Nathan’s restaurants, including one seasonal location, in New York. Our seasonal location on the Coney Island Boardwalk opened for the fiscal 2023 summer season on April 1, 2022.

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

International Development

As of March 27, 2022, Nathan’s Famous franchisees operated 71 units in twelve foreign countries.

During fiscal 2022, our master franchisee in Brazil, began manufacturing and distributing three of our proprietary products – Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and hot dog rolls.

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

The following table is a summary of our international operations for the fiscal years ended March 27, 2022 and March 28, 2021: See Item 1A-“Risk Factors.”

	March 27,	March 28,
	2022	2021
Total revenue	$3,223,000	$1,102,000
Gross profit (a)	$1,023,000	$383,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised units in operation at March 27, 2022 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Connecticut	-	2	2
Florida	-	23	23
Georgia	-	5	5
Illinois	-	1	1
Kentucky	-	3	3
Maryland	-	2	2
Massachusetts	-	5	5
Missouri	-	1	1
Nevada	-	7	7
New Jersey	-	22	22
New York	4	74	78
North Carolina	-	4	4
Ohio	-	2	2
Pennsylvania	-	8	8
Rhode Island	-	2	2
South Carolina	-	3	3
Texas	-	2	2
Virginia	-	2	2
Domestic Subtotal	4	168	172

International Locations	Company	Franchise (1)	Total (1)
Brazil	-	1	1
Dominican Republic	-	6	6
France	-	8	8
Kazakhstan	-	3	3
Kingdom of Saudi Arabia	-	10	10
Malaysia	-	3	3
Panama	-	4	4
Philippines	-	4	4
Spain	-	1	1
Ukraine (2)	-	27	27
United Arab Emirates	-	2	2
United Kingdom	-	2	2
International Subtotal	-	71	71
Grand Total	4	239	243

(1)	Amounts include 122 units operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.

(2)	27 units in Ukraine are temporarily closed as a result of the Russia-Ukraine conflict.

Branded Product Program

Our Branded Products Program was significantly impacted by COVID-19 beginning in March 2020 and impacted the results of our operations in fiscal 2021. As COVID-19 spread throughout the United States, governmental authorities implemented measures to reduce the spread of COVID-19. These governmental restrictions and public perceptions of the risks associated with COVID-19 caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which adversely affected sales to our Branded Product Program customers.

During fiscal 2022, the number of COVID-19 cases stabilized with approved vaccines being more widely distributed and administered and, as a result, more regions loosened restrictions, adhering to state and local guidelines. Most of our Branded Product Program customers have reopened, such as professional sports venues, amusement parks, shopping malls and movie theaters. As such, the total volume of hot dogs sold in the Branded Product Program returned to pre-pandemic levels.

In fiscal 2022, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging, and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. As a result, the income from operations from our Branded Product Program was negatively impacted.

Through the Branded Product Program, Nathan’s provides qualified foodservice operators in a variety of venues the opportunity to capitalize on Nathan’s valued brand by marketing and selling primarily Nathan’s Famous hot dog products. We believe that the program is unique in its flexibility and broad appeal. Nathan’s hot dogs are offered in a variety of sizes and additional specialty products, such as pretzel dogs, are available to satisfy consumer needs. In conjunction with the program, the operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s point of purchase materials. We earn income by selling our products either directly to key accounts or to various foodservice distributors or redistributors who resell the products to specific operators.

As of March 27, 2022, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. Pursuant to the Branded Product Program, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Hot Dog On A Stick and Johnny Rockets; national movie theater chains such as Regal Entertainment, National Amusements and Cinemex in Mexico; amusement parks such as Six Flags and Universal Studios; casino hotels such as Foxwoods Casino in Connecticut; and convenience store chains such as Race Trac and Holiday Station stores. The Branded Products Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs being served in stadiums and arenas that host the New York Yankees, New York Mets, Brooklyn Nets, Dallas Cowboys, Miami Marlins, Colorado Rockies and Green Bay Packers.

Additionally, our products are offered in numerous other foodservice operations including cafeterias, snack bars and vending machines located in many different types of foodservice outlets and venues, including airports, highway travel plazas, colleges and universities, gas and convenience stores, military installations, and Veterans Administration hospitals throughout the United States.

Nathan’s expects to continue to seek out and evaluate a variety of alternative environments designed to maximize and grow our Branded Product Program.

Licensing Program

Pursuant to an Agreement expiring in March 2032, John Morrell & Co., a subsidiary of Smithfield Foods, Inc., has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dog, sausage and corned beef products in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The Agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties of at least $10 million in the first year of the term and which minimum guaranteed royalties increase annually throughout the term. Pursuant to this Agreement, Nathan’s earned royalties of approximately $27,907,000 in fiscal 2022 and $27,778,000 in fiscal 2021 representing 24.3% and 36.6% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with John Morrell & Co., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Since 2002, John Morrell & Co. has licensed from us the right to manufacture and sell branded hot dogs and sausages to selected foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,063,000 and $916,000 during the fiscal 2022 and 2021 period, respectively.  The majority of these royalties were earned from one company. As of March 27, 2022, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned under the retail agreement, including the foodservice program, were approximately 91% of our fiscal 2022 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties, Inc., a wholly-owned subsidiary of John Morrell & Co. During fiscal 2022 and 2021, we earned royalties of $1,216,000 and $1,022,000, respectively, from this license. Through this agreement, we control the manufacture of all Nathan’s hot dogs.

During fiscal 2022, our licensee, Lamb Weston, Inc., continued to produce and distribute Nathan’s Famous frozen crinkle-cut French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within 39 states, primarily on the East Coast and in the Southwest and West Coast during fiscal 2022. During fiscal 2022 and 2021, we earned royalties of $954,000 and $1,137,000, respectively, under this agreement. For the contract year ended in July 2021 we earned royalties of $603,000 in excess of the annual minimum. Lamb Weston, Inc. continues to seek to further expand its market penetration throughout the United States. Lamb Weston, Inc. exercised its third option to extend the license agreement through July 2023, pursuant to which the minimum royalties will increase 4% annually.

During fiscal 2022, our licensee, Bran-Zan Holdings, LLC continued to produce and distribute miniature bagel dogs, franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres through club stores, supermarkets, and other retail food stores. During fiscal 2022 and 2021, we earned royalties of $333,000 and $211,000, respectively, under this agreement.

During fiscal 2022, our licensee, Hermann Pickle Packers, Inc. continued to produce and distribute Nathan’s Famous sauerkraut and pickles pursuant to a license agreement. During fiscal 2022 and 2021, we earned royalties of $291,000 and $262,000, respectively, under this agreement.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by John Morrell & Co. for sale by our Branded Product Program, our restaurant system, and at retail. John Morrell & Co. and other hot dog manufacturers supply the hot dogs for our Company-operated and franchise-operated restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties, Inc. produces Nathan’s proprietary spice formulations, and we have, in the past, engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced primarily by Lamb Weston, Inc.

Most other Company provisions are purchased from multiple sources to prevent disruption in supply and to obtain competitive prices. We approve all products and product specifications. We negotiate directly with our suppliers on behalf of the entire system for all primary food ingredients and beverage products sold in the restaurants in an effort to ensure adequate supply of high-quality items at competitive prices.

We currently utilize a cooperative distribution system pursuant to an agreement with UniPro Foodservice, Inc., the Multi-Unit Group, which is comprised of institutional food and non-food distributors organized to procure, distribute, and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. The initial term of the agreement is for five (5) years, through November 15, 2022 and continuing for two successive one year renewal periods upon mutual consent. We believe this arrangement allows for more flexibility in expanding into new markets throughout the United States, as well as proves to be cost efficient for our current franchisees. The strategic distribution partners under this agreement include: DiCarlo Distributors, Inc., Tapia Brothers Co., Cheney Brothers, Inc., Feesers, Inc., Lipari Foods, LLC, Kuna Foodservice, and Chain Distribution Services LLC. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Vistar/Performance Food Group, McLane and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through Company-owned and franchised restaurants (including virtual kitchens), the Branded Product Program, the Branded Menu Program, and within supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we will continue to seek to grow existing markets and expand into new markets. The Nathan’s Famous brand continues to enjoy tremendous exposure and awareness from our Nathan’s Famous Hot Dog Eating Contests. Due to the COVID-19 pandemic, all regional hot dog eating contests were canceled in fiscal 2021. However, while the regionals were canceled, our annual July 4th Hot Dog Eating Contest Championship was held at Maimonides Park, a minor league baseball stadium on the Riegelmann Boardwalk in Coney Island and home to the Brooklyn Cyclones. ESPN aired our July 4th Hot Dog Eating Championship Contest as it has done since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s concession stands and as menu items that are served in suites and throughout premium seating areas. Nathans’ current professional sports sponsorships include:

●	Baseball: Yankee Stadium – New York Yankees; Citi Field – New York Mets; Marlins Park – Miami Marlins; Coors Field – Colorado Rockies; Tropicana Field – Tampa Bay Rays; and

●	Basketball: The Barclays Center – Brooklyn Nets; and

●	Football: AT&T Stadium – Dallas Cowboys; Lambeau Field – Green Bay Packers.

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund are to be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2022. Vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

In fiscal 2022, Nathan’s marketing efforts were largely focused on the annual July 4th Hot Dog Eating Contest and its sports sponsorships, as well as advertising spending online to drive customers directly to the online menus of our franchisees. This included geo-targeted efforts to generate awareness and sales through third party delivery platforms.

Nathan’s marketing efforts include employing an “always on” social media strategy to support the brand and franchise operations through our centralized brand presence. The social media objectives include increasing our reach among our core customer base, while building brand awareness amongst the engaged younger generation.

The objective of our Branded Product Program has historically been to seek to provide our foodservice operator customers with value-added, premium quality products supported with differentiated point of sale materials and other forms of operational support.

During fiscal 2022, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, and regional, local distributor trade events, some of which were held virtually due to the COVID-19 pandemic. We have also advertised our products in distributor and trade periodicals. Most of the sales of new restaurant franchises to franchisees are achieved through the direct effort of Company personnel. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who also are responsible for direct sales to national, regional and “street” accounts.

During fiscal 2023, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We continue to upgrade our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Instagram and Twitter.

Human Capital

As of March 27, 2022, the Company employed 131 people, 32 of whom were corporate management and administrative employees, 23 of whom were restaurant managers and 76 of whom were hourly full-time and part-time foodservice employees.

As of March 27, 2022, more than 51% of our employees were female and approximately 74% of our employee population were comprised of racial and ethnic minorities.

We generally employ approximately 250-275 seasonal employees during the spring and summer months. Food service employees at two Company-owned locations are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2023. Employees at a third location are represented by the same union pursuant to a different agreement that expires on November 30, 2022.

We believe that our efforts to manage our workforce have been effective as evidenced by the fact that the Company has not suffered any strike or work stoppage for more than 48 years.

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

The Company attempts to provide a range of benefits to its corporate and nonunion employees and their families, including medical and prescription drug, dental and vision, long-term disability coverage, as well as a 401(k) savings and flexible spending accounts. The Company has historically matched contributions to its 401(k) savings plan at a rate of $0.25 per dollar contributed by the employee up to a maximum of 3% of the employee’s annual salary. The Company pays the union medical and pension benefits on behalf of the union employees.

Talent Development

We offer various management training courses for management personnel of our Company-owned and franchised Nathan’s Famous restaurants. A restaurant manager from each restaurant must successfully complete our mandated management training program.

Safety of our employees and customers during COVID-19

We are committed to providing safe work environments and providing our employees with the resources they need to promote their well-being. We are also committed to providing a safe and healthy environment for our restaurant patrons. Since the onset of the COVID-19 pandemic, we continue to monitor public health guidance and to follow recommendations by federal, state and local governments.

Government Regulation

We are subject to Federal Trade Commission (“FTC”) regulation and several states’ laws that regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

The FTC’s “Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” (the “FTC Rule”) requires us to disclose certain information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC Rule does not require registration or filing of the disclosure document, 14 states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise. The laws of 17 other states require some form of registration (or a determination that a company is exempt or otherwise not required to register) under “business opportunity” laws, which sometimes apply to franchisors such as the Company. These laws have not precluded us from seeking or awarding franchisees in any given area.

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations. Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate. These laws in the United States and overseas have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations. We cannot assess the impact of the Russia-Ukraine conflict on our operations in that region or elsewhere in Eastern Europe; however, an interruption in that part of our business is not likely to significantly affect our operations.

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

We are subject to the Federal Fair Labor Standards Act and various other federal and state laws that govern minimum wages, overtime, working conditions, mandatory benefits, health insurance, and other matters. Other regulatory interpretations (such as the National Labor Relations Board’s review of joint employment standards under the National Labor Relations Act, the Labor Department’s review of the Fair Labor Standards Act, the Small Business Administration’s review of independence standards applicable to reviewing franchisee loan applications, etc.) may have an impact on our overall business as well, although we do not believe that these will significantly affect our operations. We are also subject to federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the Federal Americans with Disabilities Act applies with respect to the design, construction and renovation of all restaurants in the United States.

Each company that manufactures, supplies or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety and other departments.

In fiscal 2020, 2021 and 2022, various governmental bodies in the United States have addressed the spread of COVID-19 by imposing limitations on business operations or recommending that residents adopt stringent “social distancing” measures. These measures may be reinstituted periodically and in some regions in an effort to inhibit the spread of new virus variants. Those formal and informal restraints, as well as consumer behavior and other factors (such as supply chain issues), may have a material impact on our ability to operate our business at least while those restrictions are in effect, which may possibly have a longer-term impact on our business and the demand for our products and restaurant services.

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

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, NATHAN’S and Coney Island design, SINCE 1916 NATHAN’S FAMOUS and design, SINCE 1916 NATHAN’S FAMOUS, INC. and design, THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design, SINCE 1916 NATHAN’S FAMOUS THIS IS THE ORIGINAL, THE ORIGINAL NATHAN’S FAMOUS, THE ORIGINAL NATHAN’S FAMOUS 100TH ANNIVERSARY and design in color, SINCE 1916 NATHAN’S FAMOUS and hot dog design in color, SINCE 1916 NATHAN’S FAMOUS and hot dog, fries and drink design in color, and NATHAN’S FAMOUS EXPRESS within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in over 80 international jurisdictions, including Canada and China.  We also hold various package design registrations and other related marks, FRANKSTERS, FROM A HOT DOG TO AN INTERNATIONAL HABIT, and MORE THAN JUST THE BEST HOT DOG! and design, for restaurant services and some food items.

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

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned locations, principally at Coney Island, and franchised restaurants from which franchise royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period. Routine seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised restaurants, which are principally located in the Northeast of the United States. Additionally, revenues from our Branded Product Program and retail licensing program generally follow similar seasonal fluctuations, although not to the same degree. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

Competition

The fast-food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food, as well as the increases in and the locations of, competing restaurants.

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

We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors. Many fast-food companies have adopted “value pricing” and/or deep discount strategies. Nathan’s markets our own form of “value pricing,” selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. Our value pricing strategy may offer multi-sized alternatives to our value-priced combo meals.

We also compete with many restaurant franchisors and other business concepts for the sale of franchises to qualified and financially capable franchisees.

Our Branded Product Program competes directly with a variety of other nationally recognized hot dog companies and other food companies; many of these entities have significantly greater resources than we do. Our products primarily compete based upon price, quality and value to the foodservice operator and consumer. We believe that Nathan’s reputation for superior quality, along with the ability to provide operational support to the foodservice operator, provides Nathan’s with a competitive advantage.

Our retail licensing program for the sale of packaged foods within supermarkets competes primarily on the basis of reputation, flavor, quality and price. In most cases, we compete against other nationally recognized brands that may have significantly greater resources than those at our disposal.

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

The Board of Directors (“the Board”) has also adopted, and we have posted in the Investor Relations section of our website, written Charters for each of the Board’s standing committees. We will provide without charge a copy of the Charter of any standing committee of the Board upon a stockholder’s request to us at Nathan’s Famous, Inc., One Jericho Plaza, Second Floor - Wing A, Jericho, NY 11753, Attention: Secretary.

For financial information regarding our results of operations, please see our consolidated financial statements beginning on page F-1.

Item 1A.         Risk Factors.

Our business is subject to various risks. Certain risks are specific to certain ways we do business, such as through Company-owned restaurants, franchised restaurants, virtual kitchens, branded products and retail, while other risks, such as health-related or economic risks, may affect all of the ways that we do business.

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

Risks Related to Business and Operations

The COVID-19 pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations and outlook for an extended period of time.

The COVID-19 pandemic has had and is likely to continue to have a significant impact on our business and results of operations. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit nonessential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business. The COVID-19 pandemic has and may continue to impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers and royalties from our licensing activities.

The COVID-19 pandemic has required and may continue to require us to make difficult decisions about COVID-19 protective measures, such as requiring employees and guests to be vaccinated and/or wear face coverings, which could impact our brand, employee satisfaction, hiring and retention, and the willingness of customers to frequent our Company-owned restaurants, franchised restaurants, or venues such as professional sports arenas, amusement parks, shopping malls or movie theaters.

Our restaurant operations have been and could continue to be disrupted by employees who are unable or unwilling to work, whether because of illness, quarantine, fear of contracting COVID-19 or caring for family members impacted by COVID-19. These occurrences have resulted in labor shortages which has also further strained our ability to keep our Company-owned restaurants as well as franchised restaurants fully staffed and adversely impacted the results of operations.

The COVID-19 outbreak also has impacted and is likely to continue to impact our supply chain, which could negatively impact our business. We have experienced higher costs for beef and beef trimmings, labor, packaging and transportation as a result of increased consumer demand in connection with the continued recovery from the COVID-19 pandemic. If our suppliers do not fulfill their obligations to us, we could face shortages of food items or other supplies at our Company-owned restaurants and franchised restaurants, and fulfilling our BPP customers’ orders which may have a material adverse effect on our business, results of operations and financial condition.

The Company cannot predict if new variants of COVID-19, in addition to the Delta variant, Omicron variant, and Omicron subvariant BA.2, will be discovered or if there will be another surge, what additional restrictions may be enacted, to what extent it can maintain off-premises sales volumes, whether it can maintain sufficient staffing levels, or if individuals will be comfortable returning to our dining rooms or venues such as professional sports arenas, amusement parks, shopping malls or movie theaters or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the Company as a whole. The COVID-19 pandemic has heightened many of the other risks described in this Item 1A, “Risk Factors.”

Our licensing revenue and overall profitability is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.

We earned license royalties from John Morrell & Co. of approximately $28,970,000 in fiscal 2022 and approximately $28,694,000 in fiscal 2021 representing 25.2% and 37.8% of total revenues, respectively. As a result of our agreement with John Morrell & Co., we expect that most of our license revenues will be earned from John Morrell & Co. for the foreseeable future. In addition, the increase in our adjusted EBITDA (a non-GAAP financial measure (see Reconciliation of GAAP and Non-GAAP measures on page 39 of this report)) from $27,225,000 in fiscal 2021 to $31,153,000 in fiscal 2022 and income from operations from $25,515,000 in fiscal 2021 to $29,863,000 in fiscal 2022 was partially attributable to the license royalties earned from John Morrell & Co. While our agreement with John Morrell & Co. expires in 2032, John Morrell’s BPP foodservice business is weighted towards one high volume user who has not sold product pursuant to a formal agreement. Accordingly, in the event that (i) John Morrell & Co. or its customers experience financial difficulties, (ii) there is a disruption or termination of the John Morrell & Co. agreement or (iii) there is a significant decrease in our revenue from John Morrell & Co., it would have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our Branded Product Program (“BPP”) revenue is from a small number of BPP accounts. The loss of any one or more of those BPP accounts could harm our profitability and operating results.

A small number of our BPP customers account for a significant portion of our BPP revenues. Sales to our five largest BPP customers were 77.6% and 70.4% of our BPP revenues in fiscal 2022 and fiscal 2021, respectively. In the event that these BPP customers experience financial difficulties or, upon the expiration of their existing agreements, if applicable, are not willing to do business with us in the future on terms acceptable to management, there could be a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of food and paper products could harm our profitability and operating results.

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other macroeconomic factors beyond our control.

We are experiencing and have experienced certain supply chain disruptions resulting from, among other things, capacity, transportation, fuel costs, staffing, and other COVID-19 related challenges, which have and may continue to increase the cost of food and paper products and, in turn, may adversely affect our business, results of operations and financial condition. Future shortages or disruptions could be caused by the factors noted above as well as factors such as natural disasters, health epidemics and pandemics (including the COVID-19 pandemic), social unrest, the impacts of climate change, and inflationary pressures.

We cannot assure that our Company-owned restaurants or our franchised restaurants will be able to purchase its food or paper products at reasonable prices, or that the cost of such food or paper products will remain stable in the future.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2023. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef or other food products that we use in our operations significantly increases, particularly in the BPP, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

Fluctuations in weather, supply and demand and economic conditions could adversely affect the cost, availability and quality of some of our critical products, including beef and beef trimmings. Our inability to obtain requisite quantities of high-quality ingredients would adversely affect our ability to provide the menu items that are central to our business, and the highly competitive nature of our industry may limit our ability to pass through increased costs to our customers. Continuing increases in the cost of fuel may increase the distribution costs of our prime products thereby increasing the food and paper cost to us and to our franchisees, thus negatively affecting profitability.

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

We have historically relied on one supplier for the majority of our hot dogs and another supplier for a majority of our supply of frozen crinkle-cut French fries for our restaurant system. An interruption in the supply of product from either of these suppliers without our obtaining an alternative source of supply on comparable terms could lead to supply disruptions, increased costs and lower operating results. We have an agreement with a secondary hot dog manufacturer that continues to also supply natural casing hot dogs for our restaurant business.

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

Any of the foregoing occurrences may cause disruptions in the supply of our hot dog or French fry products, as the case may be, and may damage our franchisees and our BPP customers, which could result in a material adverse effect on our business, results of operations or financial condition.

Our earnings and business growth strategy depend in large part on the success of our product licensees and product manufacturers. Our reputation and the reputation of our brand may be harmed by actions taken by our product licensees or product manufacturers that are otherwise outside of our control.

A significant portion of our earnings has come from royalties paid by our product licensees, such as John Morrell & Co., Saratoga Food Specialties, Inc., a wholly-owned subsidiary of John Morrell & Co., and Lamb Weston, Inc. Although our agreements with these licensees contain numerous controls and safeguards, and we monitor the operations of our product licensees, our licensees are independent contractors, and their employees are not our employees. Accordingly, we cannot necessarily control the performance of our licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture our products for retail distribution and our foodservice businesses, to timely deliver the licensed products, to market the licensed products and to assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting our business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect our business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

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

Additionally, the COVID-19 pandemic has also resulted in a disruption of consumer routines, the implementation of employer “work-from-home” policies, reduced recreational travel to tourist destinations like Coney Island and changes in consumer behavior, and it is difficult to fully assess the impacts of such developments on our Company-owned restaurants and franchised restaurants as well as customer traffic at venues such as professional sports arenas, amusement parks, shopping malls and movie theaters, or the extent to which any such consumer patterns may continue after the COVID-19 pandemic has ended. We also face growing competition from food delivery services, particularly in urbanized areas, and this trend, which has accelerated following the onset of the COVID-19 pandemic, is expected to continue to increase.

Changes in economic, market and other conditions could adversely affect us and our franchisees, and thereby our operating results.

The quick-service restaurant business is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety and health, diet and nutrition, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, higher costs for each of food, labor, benefits and utilities, the availability and cost of suitable sites, rising insurance rates, state and local regulations and licensing requirements, legal claims, and the availability of an adequate number of qualified management and hourly employees also adversely affect restaurant operations and administrative expenses. Our ability and our franchisees’ ability to finance new restaurant development, to make improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

Further, we are dependent upon consumer discretionary spending and are subject to changes in or uncertainty regarding macroeconomic conditions in the United States and in other regions of the world. For instance, the Russia-Ukraine conflict could adversely impact, among other things, consumer confidence, global and local macroeconomic conditions, including financial markets, commodities, energy and transportation costs, and cause further supply chain disruptions.

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

We have registered or applied to register many of our trademarks and service marks both in the United States and in foreign countries. Because of the differences in foreign trademark laws, our trademark rights may not receive the same degree of protection in foreign countries as they would in the United States. We also cannot assure you that our trademark and service mark applications will be approved. In addition, third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks or service marks. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our marks, or that we will have adequate resources to enforce our trademarks or service marks.

We also license third party franchisees and other licensees to use our trademarks and service marks. We enter into franchise agreements with our franchisees and license agreements with other licensees which govern the use of our trademarks and service marks. Although we make efforts to monitor the use of our trademarks and service marks by our franchisees and other licensees, we cannot assure you that these efforts will be sufficient to ensure that our franchisees and other licensees abide by the terms of the trademark licenses. In the event that our franchisees and licensees fail to do so, our trademark and service mark rights could be diluted.

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

Our future success may depend on opportunities to buy or obtain rights to other businesses that could complement, enhance or expand our current business or products or that might otherwise offer growth opportunities. In particular, we may evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. We have no commitments, agreements or understandings with respect to any of such transactions. In addition, our ability to engage in these transactions may be impacted by the terms of the Notes. Any attempt by us to engage in these transactions may expose us to various inherent risks, including:

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. These events and factors include:

●	continued recovery from the COVID-19 pandemic;
●	changes in customer demand;
●	sales promotions by Nathan’s and its competitors;
●	variations in the timing and volume of Nathan’s sales and franchisees’ sales;

●	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;
●	changes in average same-store sales and customer visits;
●	variations in the price, availability and shipping costs of supplies;
●	seasonal effects on demand for Nathan’s products;
●	unexpected slowdowns in new store development efforts;
●	changes in competitive and macroeconomic conditions in the United States and in other regions of the world, including the Russia-Ukraine conflict;
●	changes in the cost or availability of ingredients or labor;
●	weather and acts of God; and
●	changes in the number of franchises sold and in franchise agreement renewals.

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

As of March 27, 2022, we and our franchisees (including units operated pursuant to our BMP) operated Nathan’s restaurants in 18 states and 12 foreign countries. As of March 27, 2022, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our business, results of operations and financial condition.

We rely extensively on computer systems, point of sales system and information technology to manage our business. Any disruption in our computer systems, point of sales system or information technology may adversely affect our ability to run our business.

We are significantly dependent upon our computer systems, point of sales system and information technology to properly conduct our business. A failure or interruption of computer systems, point of sales systems or information technology could result in the loss of data, business interruptions or delays in business operations. Many of these systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security, availability and integrity of their systems. Despite our considerable efforts and technological resources to secure our computer systems and these third-party systems, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems, and/or these third-party systems may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

If any of our critical information technology systems were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption that could have a material adverse effect on our business, results of operations and financial condition.

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

Although we have taken measures to protect our technology systems and infrastructure, including continuously working to upgrade our existing information technology systems and provide employee training around phishing, malware and other cyber risks, there can be no assurance that we will be successful and fully protected against cyber risks and security breaches. A security breach could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, or damages, claims or fines.

Catastrophic events may disrupt our business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, including the Russia-Ukraine conflict, public health issues such as epidemics or pandemics (including, without limitation, as a result of the COVID-19 pandemic), labor unrest and natural disasters such as earthquakes, hurricanes or other extreme adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could negatively impact consumer spending, thereby reducing demand for our products, or the ability to receive products from suppliers. We do not have insurance policies that insure against certain of these risks. To the extent that we do maintain insurance with respect to some of these risks, our receipt of the proceeds of such policies may be delayed or the proceeds may be insufficient to offset our losses fully.

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

Our business operations and future development could be significantly disrupted if we lose key personnel.

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

Additionally, our Company-owned restaurants and franchised restaurants are highly service-oriented, and our success depends in part upon the ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. We are experiencing and may continue to experience a shortage of labor for positions in our Company-owned restaurants and franchised restaurants, due to the current competitive labor market, and ongoing concerns around COVID-19.

We face risks of litigation and pressure tactics, such as strikes, boycotts and negative publicity from customers, franchisees, suppliers, employees and others, which could divert our financial, and management resources and which may negatively impact our financial condition and results of operations.

Class action lawsuits have been filed, and may continue to be filed, against various quick-service restaurants alleging, among other things, that quick-service restaurants have failed to disclose the health risks associated with high-fat foods and that quick-service restaurant marketing practices have targeted children and encouraged obesity. In addition, we face the risk of lawsuits and negative publicity resulting from injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants.

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

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  New York State passed legislation increasing the minimum hourly wage for fast food workers of restaurant chains with 30 or more locations nationwide which over a period of time increased the minimum wage to $15.00 per hour. The first increase from this law took effect beginning December 31, 2015 and was fully phased in by December 31, 2018 in New York City, where we operate two Company-owned restaurants and by December 31, 2021 throughout the rest of New York State which impacted the labor costs at our two remaining Company-owned restaurants and our franchised restaurants that operate in New York State. In addition, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Additionally, as a result, we anticipate that our labor costs will continue to increase.  If we are unable to pass on these higher costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition. Our business could be further negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants.

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

The COVID-19 pandemic and the Great Resignation of 2021 have caused additional challenges as companies struggle to find and hire workers as states begin to ease restrictions. As demand for new hires increases, the competition for these employees could require the payment of higher wages that could result in higher labor costs.

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

Supply chain risk could increase our costs and limit the availability of ingredients and supplies that are critical to our operations. The markets for some of our ingredients, such as beef and beef trimmings are particularly volatile due to factors beyond our control such as limited sources, seasonal shifts, climate conditions and industry demand, including as a result of animal disease outbreaks, food safety concerns, product recalls and government regulation. In addition, we have a limited number of suppliers and distributors. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, in the latter part of fiscal 2022 costs for certain supplies and ingredients, such as packaging, beef and beef trimmings, and freight, increased materially and rapidly, which combined with inflationary pressures could continue. Such factors may have a material adverse effect on our business, results of operations and financial condition.

We are subject to many federal, state and local laws, as well as statutory and regulatory requirements. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.

The National Labor Relations Board (“NLRB”) previously considered whether to hold certain franchisors responsible as a “joint employer” of its franchisees’ staff under certain fact patterns. McDonald’s USA LLC and their franchisees were the subject of administrative litigation with the NLRB. That matter was resolved through a settlement in 2019, and in 2020, the NLRB issued a regulation that changed the standard for determining when a party such as Nathan's would be deemed a “joint employer” under the National Labor Relations Act. The new NLRB standard would make it less likely that the NLRB would initiate an action against a company such as us. However, the new NLRB standard may be revised or revoked. There is also the possibility of administrative action from other agencies, state governments, and in private lawsuits that may allege that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise. In 2021 and beyond, if the United States Department of Labor and agencies such as OSHA and the NLRB take a more aggressive position on defining and enforcing joint employer status, or if Congress passes the proposed “PRO Act,” and it is signed into law, that might change the status quo and expose Nathan’s to the possibility of being deemed a “joint employer” of our franchisees’ staff together with our franchisees and possibly to some franchisees being reclassified as “employees.”

Among other things, a determination that Nathan's and its franchisees are joint employers of one or more franchisees’ staff may make it easier to organize our franchisees’ staff into unions, provide the staff and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a Nathan’s franchised restaurant. A decrease in profitability or the closing of a significant number of franchised restaurants could significantly impact our business (as well as our franchisees’ businesses), and we may also be impacted if the NLRB or a private party, successfully brought an action alleging that we are a “joint employer” of our franchisees’ staff, all of which might impact our results of operations and financial condition.

In September 2019, California adopted a law known as “AB-5,” which was ostensibly intended to address the relationship between “gig” workers and companies such as “Uber” and “Lyft.” By ballot initiative in November 2020, California voters adopted “Proposition 22” to exempt companies such as Uber and Lyft (and others) from California Assembly Bill 5 (“AB-5”); however, the remaining language of AB‑5 is broad enough to raise the possibility that it might be applied to the relationship between a franchisor such as Nathan's and its California franchisees. If AB-5 were applied to the franchisor-franchisee relationship that Nathan's enjoys with its franchisees, that might significantly impact the structure and financial viability of any California franchised or licensed locations. Legislation similar to AB-5 has been introduced in other states and may also impact our results of operations and financial condition.

California also adopted a new law to address data privacy. The California Consumer Privacy Act (“CCPA”) took effect at the beginning of 2020, and imposes stringent data security standards, which might apply more broadly than only within the borders of that state (for example, if a California resident buys products or has them shipped into the state and pays with a credit or debit card). Both New York and Virginia have since adopted similar requirements, which take effect in 2022. It is still uncertain whether the CCPA and the laws adopted in New York and Virginia will have a material impact on our operations or that of our franchisees.

Our business is subject to an increasing focus on Environmental, Social, and Governance (ESG) matters.

In recent years, there has been an increasing focus by stakeholders – including employees, franchisees, customers, suppliers, governmental and non-governmental organizations, and investors – on ESG matters. A failure, whether real or perceived, to address ESG could adversely affect our business, including by heightening other risks disclosed in this Item 1A, “Risk Factors”, such as those related to consumer behavior, consumer perceptions of our brand, labor availability and costs, supply chain interruptions, commodity costs, and legal and regulatory complexity.

We may also face increased pressure from stakeholders to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks.

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

As of March 27, 2022, we had total outstanding indebtedness of $110,000,000 which is due in 2025. Subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future, which would increase the risks related to our high level of indebtedness. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all our debt obligations, including the repayment of the Notes.

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
●

imposing restrictive covenants on our operations as the result of the terms of our indebtedness, which, if not complied with, could result in an event of default, which in turn, if not cured or waived, could result in the acceleration of our debts, including the Notes.

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

At March 27, 2022, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	November 2028	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2023	3,500

(a)         Seasonal satellite location.

At March 27, 2022, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,494,000 in fiscal 2022.

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

Dividend Policy

Historically, Nathan’s had not paid or declared any regular dividends on our common stock since our initial public offering in 1993. However, we paid two special dividends, a $5.00 per share special dividend in January 2018 and a $25.00 per share special dividend in March 2015.

On May 31, 2018, Nathan’s Board of Directors (“the Board”) authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per quarter. On June 14, 2019, the Board authorized the increase of its regular dividend from $0.25 to $0.35 per quarter. Effective February 4, 2022, the Board authorized the increase of its regular dividend from $0.35 to $0.45 per quarter. During fiscal 2021, the Company declared and paid four quarterly dividends of $0.35 per share. During fiscal 2022, the Company declared and paid three quarterly dividends of $0.35 per share and one quarterly dividend of $0.45 per share.

Our ability to pay future dividends is limited by the terms of an indenture, dated November 1, 2017, between the Company, certain of its wholly-owned subsidiaries, as guarantors and U.S. Bank National Association, as trustee and collateral trustee (the “Indenture”). It has been the Board’s policy to return capital to our shareholders primarily through the purchase of stock pursuant to our stock buyback programs.

Effective June 10, 2022, the Board declared its first quarterly cash dividend of $0.45 per share for fiscal year 2023 which is payable on June 24, 2022 to stockholders of record as of the close of business on June 20, 2022.

In addition to the terms of the Indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements and there can be no assurance that we will declare and pay any dividends subsequent to the June 24, 2022 dividend.

Shareholders

As of June 3, 2022 we had approximately 342 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

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

	Fiscal Year (1)

(In thousands)	2022	2021	2020	2019	2018

Net income	$13,596	$11,075	$13,435	$21,493	$2,630
Interest expense	10,135	10,601	10,601	10,792	13,591
Income taxes	4,940	4,250	4,579	7,917	1,482
Depreciation & amortization	1,054	1,183	1,233	1,212	1,352

EBITDA	29,725	27,109	29,848	41,414	19,055

Gain on sale of property and equipment	-	-	-	(11,177)	-
Loss on debt extinguishment	1,354	-	-	-	8,872
Impairment charge long-lived assets	-	-	-	-	790
Share-based compensation	74	116	116	162	398

ADJUSTED EBITDA	$31,153	$27,225	$29,964	$30,399	$29,115

(1)         Our fiscal year ends on the last Sunday in March, which results in a 52- or 53-week year. The fiscal years ended March 27, 2022, March 28, 2021 and March 29, 2020 were each on the basis of a 52-week reporting period. The fiscal year ended March 31, 2019 was on the basis of a 53-week reporting period. The fiscal year ended March 25, 2018 was on the basis of a 52-week reporting period.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Overview of the Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated COVID-19.

During the fiscal 2021 period, COVID-19 spread throughout the United States and the rest of the world and government authorities implemented various measures to reduce the spread of COVID-19. These governmental restrictions and public perceptions of the risks associated with COVID-19 caused consumers to avoid or to limit non-essential travel, gatherings in public places and other social interactions. As such our Company-owned restaurants and franchised restaurants experienced reduced customer traffic, as well as instances of reduced store-level operations, which in turn resulted in reduced sales at our Company-owned restaurants and reduced fees and royalties from our franchisees. Additionally, operations at many of our Branded Product Program customers were negatively impacted as many of our customers operated in venues that were either closed or operating at reduced traffic levels, such as professional sports arenas, amusement parks, shopping malls and movie theaters.

During the fiscal 2022 period, the number of COVID-19 cases began to stabilize with approved vaccines being more widely distributed and administered and, as a result, more regions continued to loosen restrictions, adhering to state and local guidelines. We experienced an increase in customer traffic at our Company-owned stores, particularly in Coney Island and we were able to safely reopen 97% of our franchise system which translated into higher Company-store sales and higher franchise fees and royalties. Additionally, most of our Branded Product Program customers reopened as well, driving increases in revenues over the fiscal 2021 period.

We continue to follow guidance from health officials in determining the appropriate restrictions, if any, to place within our operations. Our Company-owned and franchised restaurants have been and could continue to be disrupted by COVID-19 related employee absences or due to changes in the availability and cost of labor. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, we have experienced rising transportation costs, rising costs of hot dogs due to the higher costs for beef and beef trimmings, and other food costs and paper products, which could continue to increase as the impacts of COVID-19 continue across the global supply chain.

We anticipate that inflationary pressures that began in the latter half of fiscal 2022 in labor and commodity costs, in particular beef and beef trimmings, will continue into fiscal 2023 and may impact our operations.

There continues to be uncertainty around the COVID-19 pandemic as variants including Omicron and BA.2, a subvariant of Omicron, have caused increases in the number of reported COVID-19 cases. We cannot predict the ultimate duration, scope and severity of the COVID-19 pandemic or its ultimate impact on our business in the short or long-term. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels, and may result in reduced customer traffic and consumer spending trends that may adversely impact our financial condition and results of operations.

Overview

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings. Our Company-owned and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s product licensing program sells packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. Our Branded Product Program enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. Our Branded Menu Program is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the sale of Nathan’s products directly to other foodservice operators and the manufacture of certain proprietary spices by third parties and franchising the Nathan’s restaurant concept (including the Branded Menu Program and virtual kitchens).

The following summary reflects the franchise openings and closings of the Nathan’s franchise system (including the Branded Menu Program) for the fiscal years ended March 27, 2022, March 28, 2021, March 29, 2020, March 31, 2019, and March 25, 2018.

	March 27, 2022	March 28, 2021	March 29, 2020	March 31, 2019	March 25, 2018
Beginning balance	213	216	255	276	279
Opened	54	7	16	13	40
Closed	(28)	(10)	(55)	(34)	(43)
Ending balance	(A) (B) 239	213	216	255	276

(A)	Including 27 Branded Menu Program locations in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict.
(B)	Excluding our virtual kitchens.

At March 27, 2022, our franchise system consisted of 239 Nathan’s franchised units, including 122 Branded Menu units located in 18 states, and twelve foreign countries. We also operate four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area.

Our strategic emphasis is focused on increasing the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units, including virtual kitchens. The primary drivers of our recent growth have been our Licensing and Branded Product Programs, which are the largest contributors to the Company’s revenues and profits.

We continue to reinvigorate our restaurant system. The operating plan we have adopted in this regard is focused on surrounding our core items, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries, with other much higher quality menu items developed to deliver best-in-class customer experience and greater customer frequency. Menu development activities have been combined with concept positioning efforts, operational improvements and more effective digital and social marketing campaigns. The goal is to improve the performance of the existing restaurant system and to grow it through franchising efforts including virtual kitchens. In fiscal 2022, we grew the number of virtual kitchens by 157 units from 130 at March 28, 2021 to 287 at March 27, 2022, including 214 domestically and 73 internationally. While we do not expect to significantly increase the number of Company-owned restaurants, we may opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system. We continue to seek opportunities to drive sales in a variety of ways as we adapt to the ever-changing consumer and business climate.

As described in Risk Factors and other sections in this Annual Report on Form 10-K for the year ended March 27, 2022, our future results could be impacted by many developments including the impact of the COVID-19 pandemic on our business, as well as our dependence on John Morrell & Co. as our principal supplier. In March 2014, John Morrell & Co., a subsidiary of Smithfield Foods, Inc. became Nathan’s exclusive licensee to manufacture and sell hot dogs, sausage and corned beef at retail. Our future operating results are substantially dependent on our agreement with John Morrell & Co. There are also certain risks associated with engaging John Morrell & Co. as exclusive licensee including whether (i) we can maintain or improve the quality and consistency of our products that is expected by our customers, and (ii) John Morrell & Co. will have a sufficient supply of products available for our customers on a timely basis, as well as the risks described under “Risk Factors - - Our licensing revenue and overall profitability is substantially dependent on our agreement with John Morrell & Co. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.”

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

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. During the fiscal year ended March 27, 2022, the Company made its required semi-annual interest payments on May 1, 2021 and November 1, 2021, as well as its required interest payment of $626,000 on January 26, 2022 in connection with the partial redemption of its 2025 Notes. On May 1, 2022, the Company paid its first semi-annual interest payment of fiscal 2023.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Our future results may be impacted by our interest obligations under the 2025 Notes. As a result of the 2025 Notes and the subsequent partial redemption which occurred on January 26, 2022, the Company expects to incur annual interest expense of $7,287,500 per annum and annual amortization of debt issuance costs of approximately $507,000. The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 27, 2022, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

On December 15, 2021, the Company announced its intent to complete the partial redemption, in the principal amount of $40,000,000, of the 2025 Notes, in accordance with the terms and conditions of the Indenture. The redemption price of the redeemed notes was 101.656% of the principal amount, plus accrued and unpaid interest from, and including November 1, 2021 to, but excluding, the redemption date of January 26, 2022. On January 26, 2022, the Company completed the redemption by paying cash of $41,288,000, inclusive of the redemption premium and accrued interest, and recognized a loss on early extinguishment of $1,354,000 that primarily reflected the redemption premium of $662,000 and the write-off of a portion of previously recorded debt issuance costs of $692,000.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. We believe the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. The following discussion should be read in conjunction with the consolidated financial statements included in Part IV, Item 15 of this Form 10-K.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95,000 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,043,000 in connection with Arthur Treacher’s. Goodwill is not amortized, but is tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. As of March 27, 2022 and March 28, 2021, the Company performed its annual impairment test of goodwill and has determined that no impairment is deemed to exist.

The Company determined its intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is twelve years and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $113,000 during each of the fiscal years ending March 27, 2022 and March 28, 2021. The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 27, 2022 and March 28, 2021.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right of use assets for operating leases with finite useful lives. Impairment losses are recorded on long-lived assets whenever impairment factors are determined to be present. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such asset. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. No long-lived assets were deemed impaired during the fiscal years ended March 27, 2022 and March 28, 2021.

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

Uncertain Tax Positions

The Company has recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. See Note H of the Notes to Consolidated Financial Statements.

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

Results of Operations

Fiscal year ended March 27, 2022 compared to fiscal year ended March 28, 2021

Revenues

Total revenues increased by $39,043,000 to $114,882,000 for the fifty-two weeks ended March 27, 2022 as compared to $75,839,000 for the fifty-two weeks ended March 28, 2021 as we lapped the significant impact of COVID-19 on our results beginning in March 2020.

Total sales were $77,227,000 for the fifty-two weeks ended March 27, 2022 as compared to $41,326,000 for the fifty-two weeks ended March 28, 2021. Foodservice sales from the Branded Product Program were $66,322,000 for the fiscal 2022 period as compared to sales of $33,617,000 for the fiscal 2021 period. The sales from our Branded Product Program have increased as certain government mandated restrictions associated with the COVID-19 pandemic have eased with approved vaccines being more widely distributed and administered. Most of our Branded Product Program customers have reopened adhering to state and local guidelines, such as professional sports arenas, amusement parks, shopping malls and movie theaters. During the fiscal 2022 period, the total pounds of hot dogs sold in the Branded Product Program increased by approximately 78% as compared to the fiscal 2021 period. Our average selling prices, which are partially correlated to the beef markets, increased by approximately 10% as compared to the fiscal 2021 period.

Total Company-owned restaurant sales were $10,905,000 during the fiscal 2022 period compared to $7,709,000 during the fiscal 2021 period. The increase was primarily due to an increase in our average check and an increase in traffic at our Coney Island locations due to the easing of certain government mandated restrictions as a result of the public health measures taken to reduce exposure to the COVID-19 virus compared to the fiscal 2021 period. The higher average check was driven by an increase in menu prices and the mix of items sold.

License royalties were $31,824,000 in the fiscal 2022 period as compared to $31,368,000 in the fiscal 2021 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, substantially from sales of hot dogs to WalMart, increased to $28,970,000 for the fiscal 2022 period as compared to $28,694,000 for the fiscal 2021 period. The increase is due to a 0.3% increase in retail volume during the fiscal 2022 period, as well as a 1.1% increase in average net selling price as compared to the fiscal 2021 period. The foodservice business earned higher royalties of $147,000 as compared to the fiscal 2021 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $180,000 during the fiscal 2022 period as compared to the fiscal 2021 period primarily due to additional royalties earned on sales of proprietary spices, cocktail franks and mozzarella sticks, offset, in part, by lower royalties earned on French fries.

Franchise fees and royalties were $3,859,000 in the fiscal 2022 period as compared to $1,601,000 in the fiscal 2021 period. Total royalties were $3,304,000 in the fiscal 2022 period as compared to $1,317,000 in the fiscal 2021 period. Royalties earned under the Branded Menu Program were $580,000 in the fiscal 2022 period as compared to $220,000 in the fiscal 2021 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Ghost kitchen royalties were $318,000 in the fiscal 2022 period as compared to $49,000 in the fiscal 2021 period. Traditional franchise royalties were $2,406,000 in the fiscal 2022 period as compared to $1,048,000 in the fiscal 2021 period. Franchise restaurant sales increased to $52,319,000 in the fiscal 2022 period as compared to $22,269,000 in the fiscal 2021 primarily due to the reopening of a majority of our franchised locations. Comparable domestic franchise sales (consisting of 55 Nathan’s outlets, excluding sales under the Branded Menu Program) were $39,677,000 during the fiscal 2022 period as compared to $16,998,000 during the fiscal 2021 period.

At March 27, 2022, 239 franchised outlets, including domestic, international and Branded Menu Program outlets were operating compared to 213 franchised outlets, including domestic, international and Branded Menu Program outlets at March 28, 2021. Total franchise fee income was $555,000 in the fiscal 2022 period as compared to $284,000 in the fiscal 2021 period. Domestic franchise fee income was $133,000 in the fiscal 2022 period and the fiscal 2021 period. International franchise fee income was $241,000 in the fiscal 2022 period as compared to $103,000 in the fiscal 2021 period.

We recognized $181,000 and $48,000 of forfeited fees in the fiscal 2022 and fiscal 2021 periods, respectively. During the fiscal 2022 period, 54 franchised outlets opened, including 37 new Branded Menu Program outlets. Additionally, 179 new virtual kitchens opened. During the fiscal 2021 period, seven franchised outlets opened, including two new Branded Menu Program outlets. Additionally, 130 new virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $1,972,000 in the fiscal 2022 period and $1,544,000 during the fiscal 2021 period.

Costs and Expenses

Overall, our cost of sales increased by $32,628,000 to $65,164,000 in the fiscal 2022 period as compared to $32,536,000 in the fiscal 2021 period. Our gross profit (representing the difference between sales and cost of sales) was $12,063,000 or 15.6% of sales during the fiscal 2022 period as compared to $8,790,000 or 21.3% of sales during the fiscal 2021 period.

Cost of sales in the Branded Product Program increased by approximately $30,701,000 during the fiscal 2022 period as compared to the fiscal 2021 period, primarily due to the 78% increase in the volume of product sold as discussed above, as well as a 19% increase in the average cost per pound of our hot dogs. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. We did not make any purchase commitments for beef during the fiscal 2022 and 2021 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2022 period was $7,222,000 or 66.2% of restaurant sales, as compared to $5,295,000 or 68.7% of restaurant sales in the fiscal 2021 period. The increase in cost of sales during the fiscal 2022 period was primarily due to the 41% increase in sales discussed above. The decrease in cost of sales, as a percent of total restaurant sales, was due to an increase in our average check, as well as an increase in customer counts which were offset by higher commodity costs and restaurant labor costs. The availability of labor remains a challenge at our Company-owned restaurants and it has required us to remain flexible as it relates to staffing levels and costs. Our labor costs were impacted by the additional increase in minimum wage requirements in New York State which commenced on July 1, 2021. Our food costs may be impacted by increases in commodity costs, as well as the mix of products that we sell.

Restaurant operating expenses increased by $391,000 to $3,659,000 in the fiscal 2022 period as compared to $3,268,000 in the fiscal 2021 period. We incurred higher occupancy expenses of $107,000, higher utility expenses of $55,000, higher repairs and maintenance expenses of $23,000, higher insurance expenses of $111,000 and higher delivery charges associated with offsite consumption.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, were $1,054,000 in the fiscal 2022 period as compared to $1,183,000 in the fiscal 2021 period.

General and administrative expenses increased $1,104,000 or 9% to $13,145,000 in the fiscal 2022 period as compared to $12,041,000 in the fiscal 2021 period. The increase in general and administrative expenses was primarily attributable to a higher incentive compensation accrual of $432,000, higher insurance costs of $155,000 and higher marketing and trade show related expenses of $479,000.

Advertising fund expense, after eliminating Company contributions, was $1,997,000 in the fiscal 2022 period, as compared to $1,296,000 in the fiscal 2021 period.

Other Items

On January 26, 2022, the Company completed the partial redemption, in the principal amount of $40,000,000, of the 2025 Notes. In connection with the partial redemption, the Company recorded a loss on early extinguishment of debt of $1,354,000 that primarily reflected the redemption premium of $662,000 and the write-off of a portion of previously recorded debt issuance costs of $692,000.

Interest expense of $10,135,000 in fiscal 2022 represented accrued interest of $9,475,000 on the 2025 Notes and amortization of debt issuance costs of $660,000.

Interest expense of $10,601,000 in fiscal 2021 represented accrued interest of $9,910,000 on the 2025 Notes and amortization of debt issuance costs of $691,000.

Interest income was $110,000 for the fiscal 2022 period as compared to $364,000 in the fiscal 2021 period.

Other income, was $52,000 and $47,000 in the fiscal 2022 and fiscal 2021 periods, respectively, which primarily relates to sublease income from a franchised restaurant, offset, in part in fiscal 2022, by a termination fee associated with the Brooklyn Guaranty.

Provision for Income Taxes

The income tax provision for the fiscal 2022 period and fiscal 2021 period reflect effective tax rates of 26.7% and 27.7%, respectively.

The amount of unrecognized tax benefits at March 27, 2022 was $403,000 all of which would impact Nathan’s effective tax rate, if recognized. As of March 27, 2022, Nathan’s had $271,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 26, 2023.

Liquidity and Capital Resources

Cash and cash equivalents at March 27, 2022 aggregated $50,063,000, a $31,001,000 decrease during the fiscal 2022 period as compared to cash and cash equivalents of $81,064,000 at March 28, 2021. Net working capital decreased to $48,988,000 from $80,072,000 at March 28, 2021 due primarily to the redemption of $40,000,000 of the Company’s 2025 Notes. Through March 27, 2022, the Company declared and paid quarterly cash dividends aggregating $6,173,000. During the fiscal 2022 period, the Company made its required semi-annual interest payments of $4,968,750 on May 1, 2021 and November 1, 2021, as well as its required interest payment of $626,000 on January 26, 2022 in connection with the partial redemption of its 2025 Notes. On May 1, 2022, we made the first semi-annual interest payment of fiscal 2023.

On December 15, 2021, the Company announced its intent to complete the partial redemption, in the principal amount of $40,000,000, of the 2025 Notes. On January 26, 2022, the Company completed the redemption by paying cash of $41,288,000, inclusive of the redemption premium and accrued interest, and recognized a loss on early extinguishment of approximately $1,354,000 that primarily reflected the redemption premium of $662,000 and the write-off of a portion of previously recorded debt issuance costs of $692,000. Please refer to Note J – Long-Term Debt in the accompanying consolidated financial statements for a further discussion regarding the Company’s indebtedness.

Cash provided by operations of $16,477,000 in the fiscal 2022 period is primarily attributable to net income of $13,596,000 in addition to other non-cash operating items of $2,751,000, and increases in changes in other operating assets and liabilities of $130,000. Non-cash operating expenses consist principally of a loss on debt extinguishment of $1,354,000, depreciation and amortization of $1,054,000, amortization of debt issuance costs of $660,000, share-based compensation expense of $74,000, bad debts of $186,000, offset by deferred income taxes of $444,000. In the fiscal 2022 period, accounts and other receivables increased by $1,908,000 due primarily to higher Branded Product Program receivables of $2,838,000 offset, in part, by lower franchise and license royalty receivables of $1,301,000. Prepaid expenses and other current assets increased by $116,000 due principally to an increase in prepaid marketing and other expenses of $473,000 offset, in part, by reductions in prepaid income taxes of $280,000, prepaid real estate taxes of $16,000 and prepaid insurance expenses of $61,000. Accounts payable, accrued expenses and other current liabilities increased by $1,695,000 due principally to an increase in accrued payroll and other benefits of $316,000 due primarily to higher incentive compensation accruals; and an increase in accounts payable of $2,340,000 due to the timing of seasonal product purchases for our Branded Product Program. Offsetting these increases was a reduction in accrued interest expense of $1,089,000 due to the partial redemption of our 2025 Notes.

Cash used in investing activities was $636,000 in the fiscal 2022 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Cash used in financing activities of $46,842,000 in the fiscal 2022 period relates primarily to the payment of $40,000,000 in connection with the partial redemption of the 2025 Notes; the payment of the related redemption premium of $662,000; and the payments of the Company’s quarterly $0.35 per share cash dividends on June 25, 2021, September 3, 2021, December 3, 2021 and the Company’s quarterly $0.45 per share cash dividend on March 4, 2022 totaling $6,173,000.

At March 27, 2022 and March 28, 2021, Nathan’s did not have any open purchase commitments to purchase hot dogs. Nathan’s may continue to enter into additional purchase commitments in the future as favorable market conditions become available.

During the period from October 2001 through March 27, 2022, Nathan’s purchased 5,254,081 shares of its common stock at a cost of approximately $84,770,000 pursuant to stock repurchase plans previously authorized by the Board. Since March 26, 2007, we have repurchased 3,362,981 shares at a total cost of approximately $77,612,000, reducing the number of shares then-outstanding by 55.9%.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 27, 2022, Nathan’s has repurchased 1,066,450 shares at a cost of approximately $37,108,000 under the sixth stock repurchase plan. At March 27, 2022, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

As discussed above, we had cash and cash equivalents at March 27, 2022 aggregating $50,063,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. On May 31, 2018, the Board authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, the Board authorized the increase of its regular quarterly dividend to $0.35 from $0.25. On February 4, 2022, the Board authorized the increase of its regular quarterly dividend to $0.45 from $0.35. During the fiscal 2022 period, we have declared and paid four quarterly dividend distributions totaling $6,173,000.

Effective June 10, 2022, the Board declared its first quarterly cash dividend of $0.45 per share for fiscal 2023 which is payable on June 24, 2022 to stockholders of record as of the close of business on June 20, 2022.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2023 at the same rate as declared in the first quarter of fiscal 2023, the Company’s total cash requirement for dividends for all of fiscal 2023 would be approximately $7,407,000 based on the number of shares of its common stock outstanding at June 3, 2022. The Company currently intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Our ability to pay future dividends is limited by the terms of the Indenture for the 2025 Notes. In addition, the payment of any cash dividends in the future, are subject to final determination of the Board and will be dependent upon our earnings and financial requirements. We may also return capital to our stockholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 27, 2022, we were required to make interest payments of $10,563,000, all of which have been made as of January 26, 2022. During the fiscal year ending March 26, 2023, we will be required to make interest payments of $7,287,500. On May 1, 2022, we made the first semi-annual interest payment of fiscal 2023.

Management believes that available cash, cash equivalents, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At March 27, 2022, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreement with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 28, 2021 except for the partial redemption of the 2025 Notes discussed above.

On February 27, 2017, a wholly-owned subsidiary of the Company executed a Guaranty of Lease (the “Brooklyn Guaranty”) in connection with its re-franchising of a restaurant located in Brooklyn, New York. The Company was obligated to make payments under the Brooklyn Guaranty in the event of a default by the tenant/franchisee. The Brooklyn Guaranty had an initial term of 10 years and one 5-year option and was limited to 24 months of rent for the first three years of the term. For the remainder of the term, the Brooklyn Guaranty was limited to 12 months of rent plus reasonable costs of collection and attorney’s fees. The Company entered into a termination of lease agreement effective January 15, 2022, subsequently amended and restated effective March 29, 2022. As consideration for all outstanding amounts due and payable under the Brooklyn Guaranty, the Company agreed to pay a termination fee in the amount of $75,000, of which the Company agreed to pay 50% or $37,500 and the tenant/franchisee agreed to pay 50% or $37,500. The Company paid its share of the termination fee in January 2022.

Inflationary Impact

Inflationary pressures on labor and rising commodity prices have directly impacted our consolidated results of operations during fiscal 2022, most notably within our restaurant operations and Branded Product Program segments. We expect this trend to continue into fiscal 2023. Our average cost of hot dogs between April 2021 and March 2022 was approximately 19% higher than between April 2020 and March 2021.

Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2023. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from rising rates.

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

Continued increases in labor costs, commodity prices and other operating expenses, including health care, could adversely affect our operations. We attempt to manage inflationary pressures and rising commodity costs, at least in part, through raising prices. Delays in implementing price increases may limit our ability to offset these rising costs. Volatility in commodity prices, including beef and beef trimmings could have a significant adverse effect on our results of operations.

We believe the increases in the minimum wage and other changes in employment laws have had a significant financial impact on our financial results and the results of our franchisees that operate in New York State. Our business could be negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of franchised restaurants.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements”, “Risk Factors”, and “Notes to Consolidated Financial Statements” in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 27, 2022, Nathan’s cash and cash equivalents aggregated $50,063,000. Earnings on this cash would increase or decrease by approximately $125,000 per annum for each 0.25% change in interest rates.

Borrowings

At March 27, 2022, we had $110,000,000 of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $275,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Inflationary pressures on labor and rising commodity prices have directly impacted our consolidated results of operation during fiscal 2022, most notably within our restaurant operations and Branded Product Program segments. We expect this trend to continue into fiscal 2023. Our average cost of hot dogs between April 2021 and March 2022 was approximately 19% higher than between April 2020 and March 2021.

Beginning July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2023. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from rising rates.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the year ended March 27, 2022 would have increased or decreased our cost of sales by approximately $5,984,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 27, 2022. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 27, 2022. The effectiveness of our internal control over financial reporting as of March 27, 2022, has been audited by Marcum LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.45 per share dividend payable on June 24, 2022 to shareholders of record at the close of business on June 20, 2022.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nathan’s Famous, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of March 27, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of March 27, 2022 and the related consolidated statements of earnings, stockholders’ deficit, and cash flows and the related notes for each of the fifty-two periods ended March 27, 2022 and March 28, 2021 of the Company, and our report dated June 10, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

New York, NY

June 10, 2022

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

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2022 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Audit Fees

We were billed by Marcum LLP the aggregate amount of approximately $297,000 in the fiscal 2022 period and $235,000 in the fiscal 2021 period, for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q.

Audit-Related Fees

Marcum LLP did not render any audit-related services for fiscal 2022 and 2021, respectively and, accordingly, did not bill for any such services.

Tax Fees

Marcum LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2022 and 2021, respectively and, accordingly, did not bill for any such services.

All Other Fees

Marcum LLP did not render any other services for fiscal 2022 and 2021, respectively and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Marcum LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Marcum LLP during fiscal 2022 and 2021, respectively.

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
10.16

Parity Lien Security Agreement dated as of November 1, 2017, by and among Nathan’s Famous, Inc. and Other Assignors Identified therein and U.S. Bank National Association as Collateral Trustee. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 24, 2017.)

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

10.23	***2019 Stock Incentive Plan. (Incorporated by reference to Annex A to Proxy Statement on Schedule 14A dated July 26, 2019.)
16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)
21	(1) List of Subsidiaries of the Registrant.
23.1	(1) Consent of Marcum LLP dated June 10, 2022.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Robert Steinberg, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Robert Steinberg, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of June, 2022.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of June, 2022.

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
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. and Subsidiaries (the “Company”) as of March 27, 2022 and March 28, 2021, the related consolidated statements of earnings, stockholders’ deficit and cash flows for each of the fifty-two week periods ended March 27, 2022 and March 28, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 27, 2022 and March 28, 2021, and the results of its operations and its cash flows for each of the fifty-two week periods ended March 27, 2022 and March 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 27, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated June 10, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, NY

June 10, 2022

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 27, 2022	March 28, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,063	$81,064
Accounts and other receivables, net (Note D)	13,374	11,652
Inventories	522	624
Prepaid expenses and other current assets (Note E)	1,441	1,325
Total current assets	65,400	94,665

Property and equipment, net of accumulated depreciation of $10,344 and $9,779, respectively	3,785	4,090
Operating lease assets (Note K)	7,416	8,337
Goodwill	95	95
Intangible asset, net	1,043	1,156
Deferred income taxes	582	138
Other assets	195	328

Total assets	$78,516	$108,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$6,381	$4,041
Accrued expenses and other current liabilities (Note G)	7,833	8,478
Current portion of operating lease liabilities (Note K)	1,849	1,837
Deferred franchise fees	349	237
Total current liabilities	16,412	14,593

Long-term debt, net of unamortized debt issuance costs of $1,817 and $3,169, respectively (Note J)	108,183	146,831
Operating lease liabilities (Note K)	6,487	7,553
Other liabilities (Note G)	674	774
Deferred franchise fees	1,748	1,536

Total liabilities	133,504	171,287

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 and 9,369,015 shares issued; and 4,115,154 and 4,114,934 shares outstanding at March 27, 2022 and March 28, 2021, respectively	94	94
Additional paid-in capital	62,307	62,240
Accumulated deficit	(32,619)	(40,042)
Stockholders’ equity before treasury stock	29,782	22,292

Treasury stock, at cost, 5,254,081 shares at March 27, 2022 and March 28, 2021	(84,770)	(84,770)
Total stockholders’ deficit	(54,988)	(62,478)

Total liabilities and stockholders’ deficit	$78,516	$108,809

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two
	weeks ended	weeks ended
	March 27, 2022	March 28, 2021
REVENUES
Sales	$77,227	$41,326
License royalties	31,824	31,368
Franchise fees and royalties	3,859	1,601
Advertising fund revenue	1,972	1,544
Total revenues	114,882	75,839

COSTS AND EXPENSES
Cost of sales	65,164	32,536
Restaurant operating expenses	3,659	3,268
Depreciation and amortization	1,054	1,183
General and administrative expenses	13,145	12,041
Advertising fund expense	1,997	1,296
Total costs and expenses	85,019	50,324

Income from operations	29,863	25,515

Interest expense	(10,135)	(10,601)
Loss on debt extinguishment (NOTE J)	(1,354)	-
Interest income	110	364
Other income, net	52	47

Income before provision for income taxes	18,536	15,325
Provision for income taxes	4,940	4,250
Net income	$13,596	$11,075

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,115,000	4,116,000
Diluted	4,115,000	4,116,000

Income per share:
Basic	$3.30	$2.69
Diluted	$3.30	$2.69

Dividends declared per share	$1.50	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 27, 2022 and the Fifty-two weeks ended March 28, 2021

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 27, 2022 and the Fifty-two weeks ended March 28, 2021

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 28, 2021	9,369,015	$94	$62,240	$(40,042)	5,254,081	$(84,770)	$(62,478)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(7)	-	-	-	(7)

Dividends on common stock	-	-	-	(6,173)	-	-	(6,173)

Share-based compensation	-	-	74	-	-	-	74

Net income	-	-	-	13,596	-	-	13,596
Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two
	weeks ended	weeks ended
	March 27, 2022	March 28, 2021
Cash flows from operating activities:
Net income	$13,596	$11,075
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	1,354	-
Depreciation and amortization	1,054	1,183
Other non-cash items	(133)	120
Amortization of debt issuance costs	660	691
Share-based compensation expense	74	116
Provision for doubtful accounts	186	101
Deferred income taxes	(444)	(147)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,908)	(645)
Inventories	102	(246)
Prepaid expenses and other current assets	(116)	(144)
Other assets	133	15
Accounts payable, accrued expenses and other current liabilities	1,695	(287)
Deferred franchise fees	324	(144)
Other liabilities	(100)	78

Net cash provided by operating activities	16,477	11,766

Cash flows from investing activities:
Purchase of property and equipment	(636)	(551)

Net cash used in investing activities	(636)	(551)

Cash flows from financing activities:
Cash payments for extinguishment of debt	(40,000)	-
Premium paid for extinguishment of debt	(662)	-
Dividends paid to stockholders	(6,173)	(5,761)
Repurchase of treasury stock	-	(1,501)
Payments of withholding tax on net share settlement of share-based compensation plans	(7)	(6)

Net cash used in financing activities	(46,842)	(7,268)

Net (decrease) increase in cash and cash equivalents	(31,001)	3,947

Cash and cash equivalents, beginning of year	81,064	77,117

Cash and cash equivalents, end of year	$50,063	$81,064

Cash paid during the year for:
Interest	$10,563	$9,938
Income taxes	$4,981	$4,768

Noncash financing activity:
Dividends declared per share	$1.50	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 27, 2022 and March 28, 2021

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

At March 27, 2022, the Company’s restaurant system included four Company-owned units in the New York City metropolitan area and 239 franchised or licensed units, located in 18 states and 12 foreign countries. It also included 287 virtual kitchens operating in 20 states and 6 foreign countries.

Covid-19 Pandemic and Inflation

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic. The COVID-19 pandemic has had and may continue to have a significant impact on our business and results of operations. During the peak of the pandemic in 2020 and during subsequent resurgences of the virus, governmental restrictions and public perceptions of the risks associated with COVID-19 caused consumers to avoid or limit non-essential travel, gatherings in public places and others social interactions. The COVID-19 pandemic may continue to impact traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers.

Our restaurant operations have been and could continue to be disrupted by COVID-19 related employee absences or due to changes in the availability and cost of labor. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

Inflationary pressures on labor and rising commodity prices have directly impacted our consolidated results of operations during fiscal 2022, most notably within our restaurant operations and Branded Product Program segments.  We expect this trend to continue into fiscal 2023.  Our average cost of hot dogs between April 2021 and March 2022 was approximately 19% higher than between April 2020 and March 2021.  Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic.

We continue to monitor the dynamic nature of the COVID-19 pandemic on our business, results and financial condition; however, we cannot predict the impact that resurgences of the COVID-19 virus and new variants of the virus will have on our business in the short or long-term.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies have been applied in the preparation of the consolidated financial statements:

1.	Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

2.	Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53-week reporting period. The fiscal years ended March 27, 2022 and March 28, 2021 are on the basis of a 52-week reporting period.

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

Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, valuation of stock-based compensation, accounting for income taxes, and the valuation of intangible assets and other long-lived assets.

4.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents principally consist of cash in bank and money market accounts. The Company did not have any cash equivalents at March 27, 2022 or March 28, 2021.

At March 27, 2022 and March 28, 2021, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

5.	Inventories

Inventories, which are stated at the lower of cost or net realizable value, consist primarily of food, beverage, and paper supplies. Cost is determined using the first-in, first-out method.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term of the related asset. The estimated useful lives are as follows:

Building and improvements (years)	5	–	25
Machinery, equipment, furniture and fixtures (years)	3	–	15
Leasehold improvements (years)	5	–	20

7.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, trade names and other intellectual property of $1,043 in connection with Arthur Treacher’s.

Goodwill is not amortized, but is tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. As of March 27, 2022, and March 28, 2021 the Company performed its annual impairment test of goodwill and has determined no impairment is deemed to exist.

During the fiscal year ended March 29, 2020, the Company determined its indefinite-lived intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is twelve years, and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $113 for each of the fiscal years ending March 27, 2022 and March 28, 2021.

The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 27, 2022 and March 28, 2021.

Annual amortization of the intangible asset for the next five years and thereafter will approximate the following:

Estimate for fiscal year
2023	$113
2024	113
2025	113
2026	113
2027	113
Thereafter	478
Total	$1,043

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.	Long-lived Assets

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

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material. No long-lived assets were deemed to be permanently impaired during the fiscal years ended March 27, 2022 and March 28, 2021.

9.	Leases

Determination of Whether a Contract Contains a Lease

We determine if an arrangement is a lease at inception or modification of a contract and classify each lease as either an operating or finance lease at commencement. The Company only reassesses lease classifications subsequent to commencement upon a change to the expected lease term or the contract being modified. Operating leases represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $35 and $34 in Other Assets at March 27, 2022 and March 28, 2021, respectively. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

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

Rental income for operating leases on properties subleased to franchisees is recorded net of associated lease costs to “Other income, net.” At March 27, 2022, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor – provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal years ended March 27, 2022 and March 28, 2021, the Company received non-substantial concessions from certain landlords in the form of rent reductions. The Company elected to not account for these rent concessions as lease modifications. This election did not have a material impact on our consolidated financial statements for the fiscal years ended March 27, 2022 and March 28, 2021.

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

At March 27, 2022 and March 28, 2021, we did not have any assets or liabilities that were recorded at fair value.

The Company’s long-term debt had a face value of $110,000 as of March 27, 2022 and a fair value of $111,346 as of March 27, 2022. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis. However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill and other definite- lived assets and long-lived assets. The Company utilized the income approach (Level 3 inputs) which utilized projected undiscounted cash flows in performing its annual impairment testing of intangible assets and long-lived assets.

11.	Start-up Costs

Pre-opening and similar restaurant costs are expensed as incurred and are included in “Restaurant Operating Expenses” in the accompanying Consolidated Statement of Earnings.

12.	Revenue Recognition - Branded Product Program

The Company recognizes sales from the Branded Product Program and certain products sold from the Branded Menu Program upon delivery to Nathan’s customers via third party common carrier. Rebates provided to customers are classified as a reduction to sales.

13.	Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or with credit card by the customer, are recognized at the point of sale. Sales are presented net of sales tax collected from customers and remitted to governmental taxing authorities.

14.	Revenue Recognition - License Royalties

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The services provided in exchange for these upfront restaurant franchise fees do not contain separate and distinct performance obligations from the franchising right and these initial franchise fees, renewal fees and transfer fees are deferred and recognized over the term of each respective agreement, or upon termination of the franchise agreement.

The services provided in exchange for these international development fees do not contain separate and distinct performance obligations from the franchising right and these international development fees are deferred and recognized over the term of each respective agreement, or upon termination of the franchise agreement. Certain other costs, such as legal expenses, are expensed as incurred.

The Company recognizes franchise royalties on a monthly basis, which are generally based upon a percentage of sales made by the Company’s franchisees, including virtual kitchens, when they are earned and deemed collectible. The Company recognizes royalty revenue from its Branded Menu Program directly from the sale of Nathan’s products by its primary distributor or directly from the manufacturers.

Franchise fees and royalties that are subsequently deemed to be not collectible are recorded as bad debts until paid by the franchisee or until collectability is deemed to be reasonably assured.

The following is a summary of franchise openings and closings (excluding virtual kitchens) for the Nathan’s franchise restaurant system for the fiscal years ended March 27, 2022 and March 28, 2021:

	March 27,	March 28,
	2022	2021

Franchised restaurants operating at the beginning of the period	213	216

New franchised restaurants opened during the period	54	7

Franchised restaurants closed during the period	(28)	(10)

Franchised restaurants operating at the end of the period	239	213

Contract balances

The following table provides information about contract receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	March 27, 2022	March 28, 2021
Receivables, which are included in
“Accounts and other receivables, net” (a)	$312	$-
Deferred franchise fees (b)	$2,097	$1,773

(a)	Includes receivables related to “franchise fees and royalties”
(b)	Deferred franchise fees of $349 and $1,748 are included in Deferred franchise fees – current and long term as of March 27, 2022, respectively and $237 and $1,536 as of March 28, 2021, respectively.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant changes in deferred franchise fees for the fiscal years ended March 27, 2022 and March 28, 2021 are as follows:

	March 27, 2022	March 28, 2021
Deferred franchise fees at beginning of period	$1,773	$1,917
New deferrals due to cash received and other	879	140
Revenue recognized during the period	(555)	(284)
Deferred franchise fees at end of period	$2,097	$1,773

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2023	$349
2024	333
2025	315
2026	287
2027	164
Thereafter	649
Total	$2,097

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.	Business Concentrations and Geographical Information

The Company’s accounts receivable consists principally of receivables from franchisees, including virtual kitchens, for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 27, 2022, three Branded Product customers represented 19%, 14% and 13%, of accounts receivable. At March 28, 2021, three Branded Product customers represented 19%, 13% and 7%, of accounts receivable. One Branded Products customer accounted for 16% and 9% of total revenue for the fiscal years ended March 27, 2022 and March 28, 2021, respectively. One retail licensee accounted for 26% and 39% of the total revenue for the fiscal years ended March 27, 2022 and March 28, 2021, respectively.

The Company’s primary supplier of hot dogs represented 94% and 92% of product purchases for each of the fiscal years ended March 27, 2022 and March 28, 2021, respectively. The Company’s primary distributor of products to its Company-owned restaurants represented 4% and 6% of product purchases for each of the fiscal years ended March 27, 2022 and March 28, 2021, respectively. If a disruption of service from a primary supplier or distributor was to occur, we could experience short-term increases in our costs while supply or distribution channels were adjusted.

The Company’s revenues for the fiscal years ended March 27, 2022 and March 28, 2021 were derived from the following geographic areas:

	March 27, 2022	March 28, 2021

Domestic (United States)	$111,659	$74,737
Non-domestic	3,223	1,102
	$114,882	$75,839

The Company’s sales for the fiscal years ended March 27, 2022 and March 28, 2021 were derived from the following:

	March 27, 2022	March 28, 2021

Branded Products	$66,322	$33,617
Company-owned restaurants	10,905	7,709
Total sales	$77,227	$41,326

License royalties	$31,824	$31,368

Royalties	3,304	1,317
Franchise fees	555	284
Total franchise fees and royalties	$3,859	$1,601

Advertising fund revenue	$1,972	$1,544

Total revenues	$114,882	$75,839

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

18.	Advertising

The Company administers an Advertising Fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned stores for national and regional advertising, promotional and public relations programs. Contributions to the Advertising Fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned store advertising expense, which is expensed as incurred, was $67 and $72, for the fiscal years ended March 27, 2022 and March 28, 2021, respectively, and have been included within restaurant operating expenses in the accompanying Consolidated Statements of Earnings.

19.	Stock-Based Compensation

At March 27, 2022, the Company had one stock-based compensation plan in effect which is more fully described in Note L.2.

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

20.	Classification of Operating Expenses

Cost of sales consists of the following:

●	The cost of food and other products sold by Company-operated restaurants, through the Branded Product Program and through other distribution channels.
●	The cost of labor and associated costs of in-store restaurant management and crew.
●	The cost of paper products used in Company-operated restaurants.
●	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

●	Occupancy costs of Company-operated restaurants.
●	Utility costs of Company-operated restaurants.
●	Repair and maintenance expenses of Company-operated restaurant facilities.
●	Marketing and advertising expenses done locally and contributions to advertising funds for Company-operated restaurants.
●	Insurance costs directly related to Company-operated restaurants.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

21.	Income Taxes

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

Uncertain Tax Positions

The Company has recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

23.	New Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the consolidated financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. In November 2019, the FASB deferred the effective date for smaller reporting companies for annual reporting periods beginning after December 15, 2022. This standard is required to take effect in Nathan’s first quarter ( June 2023) of our fiscal year ending March 31, 2024. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 27, 2022 and March 28, 2021, respectively:

	Net Income		Shares		Net income per share

	2022	2021	2022	2021	2022	2021

Basic EPS
Basic calculation	$13,596	$11,075	4,115,000	4,116,000	$3.30	$2.69
Effect of dilutive employee stock options	-	-	-	-	-	-

Diluted EPS
Diluted calculation	$13,596	$11,075	4,115,000	4,116,000	$3.30	$2.69

Options to purchase 20,000 shares of common stock for the fiscal year ended March 27, 2022 were excluded in the computation of diluted earnings per share because the exercise price exceeded the average market price.

NOTE C - INCOME PER SHARE (continued)

Options to purchase 10,000 shares of common stock for the fiscal year ended March 28, 2021 were excluded from the computation of diluted earnings per share because the exercise price exceeded the average market price.

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 27,	March 28,
	2022	2021

Branded product sales	$9,318	$6,480
Franchise and license royalties	3,923	5,224
Other	391	293
	13,632	11,997

Less: allowance for doubtful accounts	258	345

Accounts and other receivables, net	$13,374	$11,652

Accounts receivable are due within 30 days and are stated at amounts due from franchisees, including virtual kitchens, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are generally considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable.

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 27, 2022 and March 28, 2021 are as follows:

	March 27, 2022	March 28, 2021

Beginning balance	$345	$237
Bad debt expense	186	101
Write offs and other	(273)	7

Ending balance	$258	$345

NOTE E - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 27,	March 28,
	2022	2021

Income taxes	$-	$280
Real estate taxes	71	87
Insurance	327	388
Marketing	653	196
Other	390	374

Total prepaid expenses and other current assets	$1,441	$1,325

NOTE F - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 27,	March 28,
	2022	2021

Land	$123	$123
Building and improvements	1,402	1,398
Machinery, equipment, furniture and fixtures	5,231	5,292
Leasehold improvements	7,261	7,044
Construction-in-progress	112	12
Total property and equipment	14,129	13,869
Less: accumulated depreciation and amortization	10,344	9,779

Property and equipment, net	$3,785	$4,090

Depreciation and amortization expense related to property and equipment was $941 and $1,070 for the fiscal years ended March 27, 2022 and March 28, 2021, respectively.

NOTE G – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 27,	March 28,
	2022	2021
Payroll and other benefits	$3,109	$2,793
Accrued rebates	166	132
Rent and occupancy costs	90	73
Deferred revenue	876	841
Construction costs	58	60
Interest	2,968	4,057
Professional fees	129	200
Corporate income taxes	103	-
Sales, use and other taxes	39	60
Other	295	262
Total accrued expenses and other current liabilities	$7,833	$8,478

NOTE G – ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES (continued)

Other liabilities consist of the following:

	March 27,	March 28,
	2022	2021
Reserve for uncertain tax positions (Note H)	674	653
Other	-	121
Total other liabilities	$674	$774

NOTE H – INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 27, 2022 and March 28, 2021:

	March 27, 2022	March 28, 2021
Federal
Current	$4,019	$3,146
Deferred	(380)	(92)
Total Federal income tax	3,639	3,054
State and local
Current	1,365	1,251
Deferred	(64)	(55)
Total State and local income tax	1,301	1,196
Total provision for income taxes	$4,940	$4,250

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

The income tax provisions for the fiscal years ended March 27, 2022 and March 28, 2021 reflect effective tax rates of 26.7% and 27.7%, respectively. The decrease in the effective rate is primarily related to a foreign derived intangible income deduction and a change in the allocation of income between jurisdictions in which we are subject to state income taxes.

The total income tax provision for the fiscal years ended March 27, 2022 and March 28, 2021 differs from the amounts computed by applying the United States Federal income tax rate of 21% to income before income taxes as a result of the following:

	March 27, 2022	March 28, 2021

Computed tax expense	$3,893	$3,218
State and local income taxes, net of Federal income tax benefit	1,003	936
Change in uncertain tax positions, net	33	68
Nondeductible meals and entertainment and other	(77)	(35)
Nondeductible compensation	88	63
Total provision for income taxes	$4,940	$4,250

NOTE H – INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 27,	March 28,
	2022	2021
Deferred tax assets
Accrued expenses	$324	$339
Allowance for doubtful accounts	61	87
Interest expense	381	-
Deferred revenue	519	445
Deferred stock compensation	69	58
Operating lease liability	1,894	2,190
Other	123	120
Total deferred tax assets	$3,371	$3,239

Deferred tax liabilities
Deductible prepaid expense	$240	$223
Operating lease right-of-use asset	1,692	1,954
Depreciation expense	637	634
Amortization	220	290
Total deferred tax liabilities	2,789	3,101
Net deferred tax asset	$582	$138

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 27, 2022 and March 28, 2021.

	March 27, 2022	March 28, 2021

Unrecognized tax benefits, beginning of year	$397	$311
Decreases of tax positions taken in prior years	(19)	(16)
Increases based on tax positions taken in current year	38	102
Settlements of tax positions taken in prior years	(13)	-
Unrecognized tax benefits, end of year	$403	$397

The amount of unrecognized tax benefits at March 27, 2022 and March 28, 2021 were $403 and $397, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 27, 2022 and March 28, 2021, the Company had $271 and $256, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 27, 2022 and March 28, 2021 Nathan’s recognized interest and penalties in the amounts of $15 and $(3), respectively.

During the fiscal year ending March 26, 2023, Nathan’s will seek to settle additional uncertain tax positions with the tax authorities. As a result, it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $16, which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

NOTE H – INCOME TAXES (continued)

The earliest tax years that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2019
New York State	2019
New York City	2019
New Jersey	2018
California	2018

NOTE I – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant operations segment consisting of Company-operated and franchised restaurants including virtual kitchens, to distributors that resell our products to the foodservice industry through the Branded Product Program and by third party manufacturers pursuant to license agreements that sell our products to club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

Restaurant operations – This segment derives revenue from the sale of our products at Company-owned restaurants and earns fees and royalties from its franchised restaurants, including its virtual kitchens.

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

NOTE I – SEGMENT INFORMATION (continued)

Interest expense, loss on debt extinguishment, interest income and other income, net are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Corporate assets consist primarily of cash and cash equivalents, and long-lived assets.

Operating segment information for the fiscal years ended March 27, 2022 and March 28, 2021 is as follows:

	March 27, 2022	March 28, 2021

Revenues
Branded Product Program	$66,322	$33,617
Product licensing	31,824	31,368
Restaurant operations	14,764	9,310
Corporate (1)	1,972	1,544
Total revenues	$114,882	$75,839

Income from operations
Branded Product Program	$6,399	$4,635
Product licensing	31,642	31,186
Restaurant operations	312	(2,856)
Corporate	(8,490)	(7,450)
Income from operations	$29,863	$25,515

Interest expense	$(10,135)	$(10,601)
Loss on debt extinguishment	(1,354)	-
Interest income	110	364
Other income, net	52	47
Income before provision for income taxes	$18,536	$15,325

Total assets
Branded Product Program	$9,966	$7,037
Product licensing	3,179	4,775
Restaurant operations	11,195	11,662
Corporate	54,176	85,335
Total assets	$78,516	$108,809

Depreciation & amortization expense
Branded Product Program	$163	$247
Restaurant operations	561	613
Corporate	330	323
Total depreciation & amortization expense	$1,054	$1,183

(1)	Represents advertising fund revenue.

NOTE J – LONG-TERM DEBT

Long-term debt consists of the following:

	March 27,	March 28,
	2022	2021

6.625% Senior Secured Notes due 2025	$110,000	$150,000
Less: unamortized debt issuance costs	(1,817)	(3,169)
Long-term debt, net	$108,183	$146,831

On November 1, 2017, the Company issued $150,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture dated as of November 1, 2017 by and among the Company, certain of its wholly-owned subsidiaries and U.S. Bank National Association (the “Indenture”). The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the $135,000 of 10.000% Senior Secured Notes due 2020 and redeemed such Notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record, and used the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments on May 1, 2021 and November 1, 2021. On May 1, 2022, the Company paid its first semi-annual interest payment of fiscal 2023.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Covenants and restrictions

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 27, 2022, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

The Indenture contains certain covenants and restrictions limiting the Company’s ability and the ability of its restricted subsidiaries (as defined in the Indenture) to, subject to certain exceptions and qualifications: (i) incur additional indebtedness; (ii) pay dividends or make other distributions on, redeem or repurchase, capital stock; (iii) make investments or other restricted payments; (iv) create or incur certain liens; (v) incur restrictions on the payment of dividends or other distributions from its restricted subsidiaries; (vi) enter into certain transactions with affiliates; (vii) sell assets; or (viii) effect a consolidation or merger. Certain Restricted Payments which may be made or indebtedness incurred by Nathan’s or its Restricted Subsidiaries may require compliance with the following financial ratios:

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

Guarantees

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

Redemption

The Company may redeem some or all of the 2025 Notes at a decreasing premium over time, plus accrued and unpaid interest as follows:

YEAR	PERCENTAGE
On or after November 1, 2021 and prior to November 1, 2022	101.656%
On or after November 1, 2022	100.000%

NOTE J – LONG-TERM DEBT (continued)

On December 15, 2021, the Company announced its intent to complete the partial redemption, in the principal amount of $40,000, of the 2025 Notes, in accordance with the terms and conditions of the Indenture. The redemption price of the redeemed notes was 101.656% of the principal amount, plus accrued and unpaid interest from, and including November 1, 2021 to, but excluding, the redemption date of January 26, 2022. On January 26, 2022, the Company completed the partial redemption of the 2025 Notes by paying cash of $41,288, inclusive of the redemption premium of $662 and accrued interest of $626, and recognized a loss on early extinguishment of $1,354 that reflected the redemption premium of $662 and the write-off of a portion of previously recorded debt issuance costs of $692.

Change of Control

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

Asset Sale Offer

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

Company as lessee

The components of the net lease cost for the fiscal years ended March 27, 2022 and March 28, 2021 were as follows:

	March 27, 2022	March 28, 2021
Statement of Earnings
Operating lease cost	$1,553	$1,444
Variable lease cost	1,356	1,194
Less: Sublease income, net	(88)	(47)

Total net lease cost (a)	$2,821	$2,591

(a)

Includes $2,199, net and $1,981, net, for the fiscal years ended March 27, 2022 and March 28, 2021, respectively, recorded to “Restaurant operating expenses” for leases for Company-operated restaurants;

NOTE K – LEASES (continued)

Includes $710 and $657 for the fiscal years ended March 27, 2022 and March 28, 2021, respectively, recorded to “General and administrative expenses” for leases for corporate offices and equipment;

Also includes $88 and $47, for the fiscal years ended March 27, 2022 and March 28, 2021, respectively, recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities for the fiscal years ended March 27, 2022 and March 28, 2021 were as follows:

	March 27, 2022	March 28, 2021

Operating cash flows from operating leases	$737	$727

The weighted average remaining lease term and weighted-average discount rate for operating leases for the fiscal years ended March 27, 2022 and March 28, 2021 were as follows:

	March 27, 2022	March 28, 2021

Weighted average remaining lease term (years):	6.3	7.2

Weighted average discount rate:	8.867%	8.870%

Future lease commitments to be paid and received by the Company as of March 27, 2022 were as follows:

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2023	$1,849	$267	$1,582
2024	1,774	271	1,503
2025	1,678	274	1,404
2026	1,712	278	1,434
2027	1,726	281	1,445
Thereafter	2,036	624	1,412
Total lease commitments	$10,775	$1,995	$8,780
Less: Amount representing interest	2,439
Present value of lease liabilities (a)	$8,336

(a)

The present value of minimum operating lease payments of $1,849 and $6,487 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively, on the Consolidated Balance Sheet.

NOTE K – LEASES (continued)

Company as lessor

The components of lease income for the fiscal years ended March 27, 2022 and March 28, 2021 were as follows:

	March 27, 2022	March 28, 2021

Operating lease income, net	$88	$47

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividends

On June 26, 2020, September 4, 2020, December 4, 2020 and March 5, 2021, the Company paid quarterly cash dividends of $0.35 per share aggregating $5,761.

On June 25, 2021, September 3, 2021 and December 3, 2021, the Company paid quarterly dividends of $0.35 per share. On February 4, 2022, the Board authorized the increase of its quarterly dividend from $0.35 per share to $0.45 per share. On March 4, 2022, the Company paid quarterly cash dividends of $0.45 per share. Through March 27, 2022, the Company paid quarterly cash dividends aggregating $6,173.

Effective June 10, 2022, the Board declared its first quarterly cash dividend of $0.45 per share for fiscal year 2023 which is payable on June 24, 2022 to stockholders of record as of the close of business on June 20, 2022.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2.	Stock Incentive Plan

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

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or were otherwise forfeited, up to a maximum of an additional 11,000 shares. As of March 27, 2022, there were up to 198,584 shares available to be issued for future option grants or up to 181,683 shares of restricted stock to be granted under the 2019 Plan.

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

During the fiscal year ended March 27, 2022, the Company granted options to purchase 10,000 shares at an exercise price of $68.50 per share, all of which expire five years from the date of grant. All such options vest ratably over a four-year period commencing August 10, 2021.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the fiscal year ended March 27, 2022 are as follows:

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards for the fiscal years ended March 27, 2022 and March 28, 2021 is as follows:

	March 27, 2022	March 28, 2021

Stock options	$60	$85
Restricted stock	14	31
	$74	$116

The tax benefit on stock-based compensation expense was $20 and $32 for the fiscal years ended March 27, 2022 and March 28, 2021, respectively. As of March 27, 2022, there was $110 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately twenty months, which represents the remaining requisite service periods for such award.

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

A summary of the status of the Company’s stock options at March 27, 2022 and March 28, 2021 and changes during the fiscal years then ended is presented in the tables below:

	2022		2021

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding – beginning of year	10,000	$89.90	10,000	$89.90

Granted	10,000	$68.50	-	-

Expired	-	-	-	-

Exercised	-	-	-	-

Options outstanding - end of year	20,000	$79.20	10,000	$89.90

Options exercisable - end of year	10,000	$89.90	6,667	$89.90

There were no stock option exercises for the fiscal years ended March 27, 2022 and March 28, 2021.

The following table summarizes information about outstanding stock options at March 27, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Options outstanding at March 27, 2022	20,000	$79.20	2.92	$-

Options exercisable at March 27, 2022	10,000	$89.90	1.46	$-

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Restricted stock

Transactions with respect to restricted stock for the fiscal year ended March 27, 2022 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock at March 28, 2021	333	$89.90

Granted	-	$-

Vested	(333)	$89.90

Unvested restricted stock at March 27, 2022	-	$-

The aggregate fair value of restricted stock vested during the fiscal years ended March 27, 2022 and March 28, 2021 was $21 and $17, respectively.

3.	Stock Repurchase Programs

On March 13, 2020, the Company's Board of Directors approved a 10b5-1 stock plan (the "10b5-1 Plan") which expired on August 12, 2020. During the fiscal year ended March 28, 2021, the Company repurchased in open market transactions 26,676 shares of the Company’s common stock at an average share price of $56.26 for a total cost of $1,501 under the 10b5-1 Plan.

During the fiscal year ended March 27, 2022 the Company did not repurchase any shares of common stock.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 27, 2022, Nathan’s had repurchased 1,066,450 shares at a cost of $37,108 under the sixth stock repurchase plan. At March 27, 2022, there were 133,550 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

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

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (as amended, the “Gatoff Employment Agreement”). Under the terms of the Lorber Employment Agreement, Mr. Lorber would serve as Executive Chairman of the Board from January 1, 2007 until December 31, 2012, unless his employment was terminated in accordance with the terms of the Lorber Employment Agreement. On November 1, 2012, the Company amended its employment agreement with Mr. Lorber, extending the term of the employment agreement to December 31, 2017 and increasing the base compensation of Mr. Lorber to $600 per annum. In addition, Mr. Lorber received a grant of 50,000 shares of restricted stock subject to vesting as provided in a Restricted Stock Agreement between Mr. Lorber and the Company. Mr. Lorber will not receive a contractually-required bonus. On December 6, 2017, the Company amended its employment agreement with Mr. Lorber, extending the term of the employment agreement from December 31, 2017 to December 31, 2022 and increasing the base compensation of Mr. Lorber to $1,000 per annum. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year.

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

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2023, based on the original terms, and no non-renewal notice has been given.

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

5.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 27, 2022 and March 28, 2021 were $35 and $36, respectively, and are included in general and administrative expenses on the Consolidated Statements of Earnings.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $522 as of December 31, 2021. The Company has no plans or intentions to stop participating in the plan as of March 27, 2022 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with U.S. GAAP. Contributions to the Union Plan were $6 and $5 for the fiscal years ended March 27, 2022 and March 28, 2021, respectively.

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

The Company entered into a termination of lease agreement effective January 15, 2022, subsequently amended and restated effective March 29, 2022. As consideration for all outstanding amounts due and payable under the Brooklyn Guaranty, the Company agreed to pay a termination fee in the amount of $75, of which the Company agreed to pay 50% and the tenant/franchisee agreed to pay 50%. The Company paid its share of the termination fee in January 2022.

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

NOTE N - RELATED PARTY TRANSACTIONS

A firm to which the Company’s Executive Chairman of the Board is as an investor (and, prior to January 2012, a consultant), and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $27 and $19 for the fiscal years ended March 27, 2022 and March 28, 2021, respectively.

NOTE O - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.