Form 10-Q
period 2022-06-26
NATHANS FAMOUS, INC.
filed 2022-08-05
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022.

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

At July 29, 2022, an aggregate of 4,080,888 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 26, 2022 and March 27, 2022

(in thousands, except share and per share amounts)

	June 26, 2022	March 27, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note E)	$47,668	$50,063
Accounts and other receivables, net (Note G)	20,851	13,374
Inventories	889	522
Prepaid expenses and other current assets (Note H)	1,308	1,441
Total current assets	70,716	65,400

Property and equipment, net of accumulated depreciation of $10,489 and $10,344, respectively	3,824	3,785
Operating lease assets (Note Q)	7,113	7,416
Goodwill	95	95
Intangible asset, net (Note I)	1,015	1,043
Deferred income taxes	565	582
Other assets	189	195

Total assets	$83,517	$78,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,217	$6,381
Accrued expenses and other current liabilities (Note K)	7,120	7,833
Current portion of operating lease liabilities (Note Q)	1,849	1,849
Deferred franchise fees	357	349
Total current liabilities	17,543	16,412

Long-term debt, net of unamortized debt issuance costs of $1,690 and $1,817, respectively (Note P)	108,310	108,183
Operating lease liabilities (Note Q)	6,122	6,487
Other liabilities	701	674
Deferred franchise fees	1,606	1,748
Total liabilities	134,282	133,504

COMMITMENTS AND CONTINGENCIES (Note S)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 shares issued; and 4,094,784 and 4,115,154 shares outstanding at June 26, 2022 and March 27, 2022, respectively	94	94
Additional paid-in capital	62,315	62,307
Accumulated deficit	(27,334)	(32,619)
Stockholders’ equity before treasury stock	35,075	29,782

Treasury stock, at cost, 5,274,451 and 5,254,081 shares at June 26, 2022 and March 27, 2022, respectively	(85,840)	(84,770)
Total stockholders’ deficit	(50,765)	(54,988)

Total liabilities and stockholders’ deficit	$83,517	$78,516

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 26, 2022 and June 27, 2021

(in thousands, except per share amounts)

(Unaudited)

	June 26, 2022	June 27, 2021

REVENUES
Sales	$26,894	$19,325
License royalties	11,314	10,682
Franchise fees and royalties	1,093	907
Advertising fund revenue	419	405
Total revenues	39,720	31,319

COSTS AND EXPENSES
Cost of sales	22,667	15,365
Restaurant operating expenses	1,032	1,111
Depreciation and amortization	233	278
General and administrative expenses	3,589	3,458
Advertising fund expense	419	405
Total costs and expenses	27,940	20,617

Income from operations	11,780	10,702

Interest expense	(1,944)	(2,650)
Interest income	22	36
Other income, net	22	16

Income before provision for income taxes	9,880	8,104
Provision for income taxes	2,743	2,341
Net income	$7,137	$5,763

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,113	4,115
Diluted	4,113	4,115

Income per share:
Basic	$1.74	$1.40
Diluted	$1.74	$1.40

Dividends declared per share	$.45	$.35

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended June 26, 2022 and June 27, 2021

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

Repurchase of common stock					20,370	(1,070)	(1,070)
Dividends on common stock	-	-	-	(1,852)	-	-	(1,852)
Share-based compensation	-	-	8	-	-	-	8
Net income	-	-	-	7,137	-	-	7,137
Balance, June 26, 2022	9,369,235	$94	$62,315	$(27,334)	5,274,451	$(85,840)	$(50,765)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 28, 2021	9,369,015	$94	$62,240	$(40,042)	5,254,081	$(84,770)	$(62,478)

Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	5,763	-	-	5,763
Balance, June 27, 2021	9,369,015	$94	$62,269	$(35,719)	5,254,081	$(84,770)	$(58,126)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 26, 2022 and June 27, 2021

(in thousands, except per share amounts)

(Unaudited)

	June 26, 2022	June 27, 2021
Cash flows from operating activities:
Net income	$7,137	$5,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	278
Amortization of debt issuance costs	127	173
Share-based compensation expense	8	29
Provision for doubtful accounts	81	-
Deferred income taxes	17	(8)
Other non-cash items	(62)	105
Changes in operating assets and liabilities:
Accounts and other receivables, net	(7,558)	(7,532)
Inventories	(367)	(127)
Prepaid expenses and other current assets	133	531
Other assets	6	5
Accounts payable, accrued expenses and other current liabilities	1,123	395
Deferred franchise fees	(134)	423
Other liabilities	27	42

Net cash provided by operating activities	771	77

Cash flows from investing activities:
Purchase of property and equipment	(244)	(175)

Net cash used in investing activities	(244)	(175)

Cash flows from financing activities:
Dividends paid to stockholders	(1,852)	(1,440)
Repurchase of treasury stock	(1,070)	-

Net cash used in financing activities	(2,922)	(1,440)

Net decrease in cash and cash equivalents	(2,395)	(1,538)

Cash and cash equivalents, beginning of period	50,063	81,064

Cash and cash equivalents, end of period	$47,668	$79,526

Cash paid during the period for:
Interest	$3,644	$4,969
Income taxes	$146	$145

Noncash financing activity:
Dividends declared per share	$.45	$.35

See Note R for information on Supplemental Cash Flow Information.

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2022

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 26, 2022 and June 27, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”).

Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 27, 2022 as filed with the SEC on June 10, 2022.

Our significant interim accounting policies include the recognition of advertising fund expense in proportion to advertising funds revenue.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2022.

COVID-19 Pandemic and Inflation

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic. The COVID-19 pandemic has had and may continue to have a significant impact on our business and results of operations.

During fiscal 2022, we experienced pandemic related pressures, most notably within our Restaurant Operations and Branded Products Program segments. We experienced macroeconomic impacts arising from the long-term duration of the pandemic, including rising labor costs, increasing commodity prices, higher packaging costs and fuel prices, which contributed to a decline in consumer confidence and spending. We expect this trend to continue for the remainder of fiscal 2023. Our average cost of hot dogs for the thirteen week period ended June 26, 2022 was approximately 21% higher than during the thirteen week period ended June 27, 2021.

The Company’s franchisees and Branded Menu Program operators also have experienced some disruptions and challenges as a result of the pandemic including workforce absences, as well as changes in the availability and cost of labor, including higher wages and overtime costs.

There is continued uncertainty due to the COVID-19 pandemic and supply chain disruptions and their impacts on the Company’s business. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

The extent to which COVID-19 will continue to impact the Company will depend on future developments, which cannot be predicted, including the duration and severity of the COVID-19 pandemic, which may be impacted by new and evolving variants, the adoption rates of vaccines in the jurisdictions in which the Company operates, and further actions that may be taken to limit the public health and economic impact.

Such impacts may include non-cash asset impairments and difficulty collecting trade receivables, among other things.

NOTE B – NEW ACCOUNTING STANDARD NOT YET ADOPTED

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

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 26, 2022 and June 27, 2021 are as follows (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021

Branded Products	$23,171	$15,996
Company-owned restaurants	3,723	3,329
Total sales	26,894	19,325

License royalties	11,314	10,682

Royalties	901	800
Franchise fees	192	107
Total franchise fees and royalties	1,093	907

Advertising fund revenue	419	405

Total revenues	$39,720	$31,319

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021

United States	$37,917	$30,601
International	1,803	718
Total revenues	$39,720	$31,319

Contract balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers (in thousands):

	June 26, 2022	March 27, 2022
Receivables, which are included in “Accounts and other receivables, net” (a)	$-	$312
Deferred franchise fees (b)	$1,963	$2,097

(a)	Includes receivables related to “franchise fees and royalties”
(b)	Deferred franchise fees of $357 and $1,606 as of June 26, 2022 and $349 and $1,748 as of March 27, 2022 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021
Deferred franchise fees at beginning of period	$2,097	$1,773
New deferrals due to cash received and other	58	530
Revenue recognized during the period	(192)	(107)
Deferred franchise fees at end of period	$1,963	$2,196

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2023 (a)	$269
2024	348
2025	329
2026	293
2027	171
Thereafter	553
Total	$1,963

(a)

Represents franchise fees expected to be recognized for the remainder of the 2023 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $192 of franchise fee revenue recognized for the thirteen weeks ended June 26, 2022.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen week periods ended June 26, 2022 and June 27, 2021, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2022	2021	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$$7,137	$5,763	4,113	4,115	$1.74	$1.40
Effect of dilutive employee stock options	-	-	-	-	-	-

Diluted EPS
Diluted calculation	$7,137	$5,763	4,113	4,115	$1.74	$1.40

Options to purchase 20,000 shares of common stock in the thirteen week period ended June 26, 2022 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

Options to purchase 10,000 shares of common stock in the thirteen week period ended June 27, 2021 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE E – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents principally consist of cash in bank and money market accounts. The Company did not have any cash equivalents at June 26, 2022 and March 27, 2022.

At June 26, 2022 and March 27, 2022, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of June 26, 2022 and March 27, 2022 were as follows (in thousands):

	June 26, 2022		March 27, 2022
	Face value	Fair value	Face Value	Fair value

Long-term debt	$110,000	$110,228	$110,000	$111,346

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 26, 2022, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 26,	March 27,
	2022	2022

Branded product sales	$13,804	$9,318
Franchise and license royalties	6,066	3,923
Other	1,320	391
	21,190	13,632

Less: allowance for doubtful accounts	339	258
Accounts and other receivables, net	$20,851	$13,374

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

Changes in the Company’s allowance for doubtful accounts for the thirteen week period ended June 26, 2022 and the fiscal year ended March 27, 2022 are as follows (in thousands):

	June 26, 2022	March 27, 2022

Beginning balance	$258	$345
Bad debt expense	81	186
Write offs and other	-	(273)
Ending balance	$339	$258

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 26,	March 27,
	2022	2022

Real estate taxes	$152	$71
Insurance	266	327
Marketing	668	653
Other	222	390
Total prepaid expenses and other current assets	$1,308	$1,441

NOTE I - INTANGIBLE ASSET

The Company’s definite-lived intangible asset consists of trademarks, tradenames and other intellectual property in connection with its Arthur Treacher’s co-branding agreements. Based upon review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is nine years, and the intangible asset is subject to annual amortization. The Company performs an annual impairment test, or more frequently if events or changes in circumstances indicate that the intangible asset may be impaired. The Company tests for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Cash flow projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

There have been no significant events or changes in circumstances during the thirteen weeks ended June 26, 2022 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of June 26, 2022.

NOTE J - LONG LIVED ASSETS

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

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material.

There have been no significant events or changes in circumstances during the thirteen weeks ended June 26, 2022 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of June 26, 2022.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 26,	March 27,
	2022	2022
Payroll and other benefits	$1,373	$3,109
Accrued rebates	555	166
Rent and occupancy costs	114	90
Deferred revenue	525	876
Construction costs	78	58
Interest	1,141	2,968
Professional fees	139	129
Sales, use and other taxes	210	39
Corporate income taxes	2,656	103
Other	329	295
Total accrued expenses and other current liabilities	$7,120	$7,833

NOTE L – INCOME TAXES

The income tax provisions for the thirteen week periods ended June 26, 2022 and June 27, 2021 reflect effective tax rates of 27.8% and 28.9%, respectively. The effective tax rates are higher than the statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits included in Other Liabilities at June 26, 2022 and March 27, 2022 was $418 and $422, respectively, all of which would impact the Company’s effective rate, if recognized. As of June 26, 2022 and March 27, 2022, the Company had approximately $289 and $271, respectively, accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

NOTE M – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant operations segment consisting of Company-owned and franchised restaurants including virtual kitchens, to distributors that resell our products to the foodservice industry through the Branded Product Program and by third party manufacturers pursuant to license agreements that sell our products to club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021

Revenues
Branded Product Program	$23,171	$15,996
Product licensing	11,314	10,682
Restaurant operations	4,816	4,236
Corporate (1)	419	405
Total revenues	$39,720	$31,319

Income from operations
Branded Product Program	$2,067	$2,254
Product licensing	11,269	10,637
Restaurant operations	641	(2)
Corporate	(2,197)	(2,187)
Income from operations	$11,780	$10,702

Interest expense	(1,944)	(2,650)
Interest income	22	36
Other income, net	22	16
Income before provision for income taxes	$9,880	$8,104

(1)	Represents Advertising fund revenue

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen week periods ended June 26, 2022 and June 27, 2021 was $8 and $29, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of June 26, 2022, there was $106 unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately nineteen months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021

Stock options	$8	$21
Restricted stock	-	8
Total compensation cost	$8	$29

Stock options:

There were no new share-based awards granted during the thirteen week period ended June 26, 2022.

Transactions with respect to stock options for the thirteen weeks ended June 26, 2022 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 27, 2022	20,000	$79.20	2.92	-
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at June 26, 2022	20,000	$79.20	2.67	-

Options exercisable at June 26, 2022	10,000	$89.90	1.21	-

NOTE O – STOCKHOLDERS’ EQUITY

1.	Dividends

Effective June 10, 2022, the Company's Board of Directors (the "Board") declared its first quarterly cash dividend of $0.45 per share for fiscal 2023, which was paid on June 24, 2022 to stockholders of record as of the close of business on June 20, 2022.

Effective August 5, 2022, the Board declared its second quarterly cash dividend of $0.45 per share for fiscal 2023 payable on September 2, 2022 to stockholders of record as of the close of business on August 22, 2022.

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

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 26, 2022, Nathan’s had repurchased 1,086,820 shares at a cost of $38,178 under the sixth stock repurchase plan. At June 26, 2022 there were 113,180 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On June 14, 2022, the Board approved a 10b5-1 Plan (the “10b5-1 Plan”) which will expire on the earlier of (a) September 13, 2022 or (b) the earlier of when the aggregate purchases under the 10b5-1 Plan equals 50,000 shares unless terminated earlier by the Board.

During the thirteen week period ended June 26, 2022, the Company repurchased in open market transactions 20,370 shares of the Company’s common stock at an average share price of $52.49 for a total cost of $1,070 under the 10b5-1 Plan.

Through July 29, 2022, the Company repurchased an additional 13,896 shares of the Company’s common stock at an average share price of $54.51 for a total cost of $758. At July 29, 2022, 15,734 shares were available to repurchase under the 10b5-1 Plan.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 26,	March 27,
	2022	2022

6.625% Senior Secured Notes due 2025	$110,000	$110,000
Less: unamortized debt issuance costs	(1,690)	(1,817)
Long-term debt, net	$108,310	$108,183

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen week periods ended June 26, 2022 and June 27, 2021 were as follows (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021
Statement of Earnings
Operating lease cost	$428	$432
Variable lease cost	368	442
Less: Sublease income, net	(22)	(16)

Total net lease cost (a)	$774	$858

(a)

Includes $607, net and $700, net for the thirteen week periods ended June 26, 2022 and June 27, 2021, respectively, recorded to “Restaurant operating expenses” for leases for Company-owned restaurants;

Includes $189 and $174 for the thirteen week periods ended June 26, 2022 and June 27, 2021, respectively, recorded to “General and administrative expenses” for leases for corporate offices and equipment;

Also includes $22 and $16 for the thirteen week periods ended June 26, 2022 and June 27, 2021, respectively, recorded to “Other income, net” for leased properties that are leased to franchisees.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021

Operating cash flows from operating leases	$364	$174

The weighted average remaining lease term and weighted-average discount rate for operating leases as of June 26, 2022 were as follows:

Weighted average remaining lease term (years):
Operating leases	6.0

Weighted average discount rate:
Operating leases	8.873%

Future lease commitments to be paid and received by the Company as of June 26, 2022 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2023 (a)	$1,305	$186	$1,119
2024	1,774	271	1,503
2025	1,678	274	1,404
2026	1,712	278	1,434
2027	1,726	281	1,445
Thereafter	2,036	624	1,412
Total lease commitments	$10,231	$1,914	$8,317
Less: Amount representing interest	2,260
Present value of lease liabilities (b)	$7,971

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2023 fiscal year. Amount does not include $453 of lease commitments paid and received by the Company for the thirteen week period ended June 26, 2022.

(b)

The present value of minimum operating lease payments of $1,849 and $6,122 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the thirteen week periods ended June 26, 2022 and June 27, 2021 were as follows (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021

Operating lease income, net	$22	$16

NOTE R – SUPPLEMENTAL CASH FLOW INFORMATION

Noncash Investing Transactions

Omitted from the Company’s Consolidated Statement of Cash Flows for the thirteen weeks ended June 26, 2022 were capital expenditures related to property and equipment of $78 that were accrued and not yet paid as of the end of the period.

NOTE S - COMMITMENTS AND CONTINGENCIES

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co.; the impact of our debt service and repayment obligations under the 2025 Notes, including the effect on our ability to fund working capital, operations and make new investments; economic (including inflationary pressures like those currently being experienced), weather (including the impact on the supply of cattle and the impact on sales at our restaurants, particularly during the summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness; such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 27, 2022, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At June 26, 2022, our restaurant system, excluding virtual kitchens, consisted of 238 Nathan’s franchised units, including 121 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 18 states, and 12 foreign countries (including 7 Branded Menu units in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict.) Our virtual kitchens in operation consisted of 196 units located in 15 states and 5 foreign countries.

At June 27, 2021, our restaurant system consisted of 219 Nathan’s franchised units, including 100 Branded Menu units, and four Company-owned units (including one seasonal unit), located in 19 states, and 10 foreign countries. Our virtual kitchens in operation consisted of 201 units located in 18 states and 7 foreign countries.

Our primary focus is to expand the market penetration of the Nathan’s Famous brand by increasing the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised units, including virtual kitchens. The primary drivers of our recent growth have been our Licensing and Branded Product Programs which have been the largest contributors to the Company’s profits.

While we do not expect to significantly increase the number of Company-owned units, we may opportunistically and strategically invest in a small number of new units as showcase locations for prospective franchisees and master developers as we seek to grow our franchise system. We continue to seek opportunities to drive sales in a variety of ways as we adapt to the ever-changing consumer and environment. Our virtual kitchens should position us to further expand our delivery options and should allow us to reach even more of our customers.

As described in our Annual Report on Form 10-K for the year ended March 27, 2022, our future results could be materially impacted by many developments including the impact of the COVID-19 pandemic on our business, our dependence on John Morrell & Co. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with John Morrell & Co. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods.

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem the Company’s 10.000% Senior Secured Notes due 2020, paid a portion of the special $5.00 cash dividend and used the remaining proceeds for general corporate purposes, including working capital.

On January 26, 2022, the Company redeemed $40,000,000 in aggregate principal amount of its 2025 Notes. As a result of the partial redemption, the Company expects to reduce its future cash interest expense by $2,650,000 per annum.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Impact of COVID-19 Pandemic and Inflation

In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated COVID-19.

COVID-19 related pressures have continued into the first quarter of fiscal 2023, although to a lesser extent than during the fiscal year 2022. As approved vaccines continue to be distributed and administered, state and local restrictions continue to be lessened.

Customer traffic at our Company-owned restaurants, in particular at Coney Island, during the first quarter of fiscal 2023 increased by approximately 13% over the first quarter of fiscal 2022. Additionally, we experienced increased customer traffic within our franchise system, including shopping malls, movie theaters, as well as airport and highway travel plazas. The increase in customer traffic translated into higher Company-owned restaurant sales and higher franchise fees and royalties over the first quarter of fiscal 2022.

Additionally, as the economy continues to reopen and travel continues to increase, our Branded Product Program customers, including professional sports arenas, amusement parks, shopping malls and movie theaters have experienced stronger attendance contributing to higher sales over the first quarter of fiscal 2022.

We continue to follow guidance from health officials in determining the appropriate restrictions, if any, to place within our operations. Our Company-owned and franchised restaurants could be disrupted by COVID-19 related employee absences or due to changes in the availability and cost of labor.

We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, we have experienced rising transportation costs, rising costs of hot dogs due to the higher costs for beef and beef trimmings, and other food costs and paper products, which could continue to increase as the impact of COVID-19 continue across the supply chain.

We anticipate that inflationary pressures that began in the latter half of fiscal 2022 in labor and commodity costs, in particular beef and beef trimmings, due to supply chain challenges will continue during the remainder of fiscal 2023 and may impact our operations.

As a result of the recent inflationary pressures and the continued supply chain challenges, we expect to mitigate, to the extent possible, the impact with planned price increases on select products and menu items that were implemented during the first quarter of 2023. We continue to monitor these inflationary pressures and will continue to implement mitigation plans as needed.

There continues to be uncertainty around the COVID-19 pandemic as variants including Omicron and BA.4 and BA.5, subvariants of Omicron, have caused increases in the number of reported COVID-19 cases. We cannot predict the ultimate duration, scope and severity of the COVID-19 pandemic or its ultimate impact on our business in the short or long-term. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels, and may result in reduced customer traffic and consumer spending trends that may adversely impact our financial condition and results of operations.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 27, 2022, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of intangible assets; impairment of long-lived assets; and income taxes (including uncertain tax positions). Since March 27, 2022, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

New Accounting Standard Not Yet Adopted

Please refer to Note B of the preceding consolidated financial statements for our discussion of the New Accounting Standard Not Yet Adopted.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 26, 2022	June 27, 2021
	(unaudited)
Net income	$7,137	$5,763
Interest expense	1,944	2,650
Provision for income taxes	2,743	2,341
Depreciation and amortization	233	278
EBITDA	12,057	11,032

Share-based compensation	8	29
Adjusted EBITDA	$12,065	$11,061

Results of Operations

Thirteen weeks ended June 26, 2022 compared to thirteen weeks ended June 27, 2021

Revenues

Total revenues increased by 27% to $39,720,000 for the thirteen weeks ended June 26, 2022 (“fiscal 2023 period”) as compared to $31,319,000 for the thirteen weeks ended June 27, 2021 (“fiscal 2022 period”).

Total sales increased by 39% to $26,894,000 for the fiscal 2023 period as compared to $19,325,000 for the fiscal 2022 period which included foodservice sales from the Branded Product Program increasing by 45% to $23,171,000 for the fiscal 2023 period as compared to sales of $15,996,000 in the fiscal 2022 period. During the fiscal 2023 period, the volume of hot dogs sold increased by approximately 29% as compared to the fiscal 2022 period. Our average selling prices increased by approximately 14% as compared to the fiscal 2022 period.

Total Company-owned restaurant sales increased by 12% to $3,723,000 during the fiscal 2023 period as compared to $3,329,000 during the fiscal 2022 period. The increase was primarily due to an increase in traffic at our Coney Island locations.

License royalties increased by 6% to $11,314,000 in the fiscal 2023 period as compared to $10,682,000 in the fiscal 2022 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, including sales of hot dogs to WalMart, increased 6% to $10,450,000 in the fiscal 2023 period as compared to $9,880,000 in the fiscal 2022 period. The increase is due to a 15% increase in average net selling price as compared to the fiscal 2022 period, which was offset by an 8% decrease in retail volume. The foodservice business earned higher royalties of $62,000 as compared to the fiscal 2022 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $62,000 during the fiscal 2023 period as compared to the fiscal 2022 period primarily due to additional royalties earned on sales of French fries and pickles.

Franchise fees and royalties were $1,093,000 in the fiscal 2023 period as compared to $907,000 in the fiscal 2022 period. Total royalties were $901,000 in the fiscal 2023 period as compared to $800,000 in the fiscal 2022 period. Royalties earned under the Branded Menu program were $140,000 in the fiscal 2023 period as compared to $82,000 in the fiscal 2022 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $44,000 in the fiscal 2023 period as compared to $73,000 in the fiscal 2022 period. Traditional franchise royalties were $717,000 in the fiscal 2023 period as compared to $645,000 in the fiscal 2022 period. Franchise restaurant sales increased to $15,946,000 in the fiscal 2023 period as compared to $12,985,000 in the fiscal 2022 period primarily due to higher sales at airport locations; highway travel plazas; movie theaters; and casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 63 Nathan’s franchised restaurants, excluding sales under the Branded Menu Program) were $13,114,000 in the fiscal 2023 period as compared to $10,335,000 in the fiscal 2022 period.

At June 26, 2022, 238 franchised units, including domestic, international and Branded Menu Program units were operating as compared to 219 franchised units, including domestic, international and Branded Menu Program units at June 27, 2021. Total franchise fee income was $192,000 in the fiscal 2023 period as compared to $107,000 in the fiscal 2022 period. Domestic franchise fee income was $29,000 in the fiscal 2023 period as compared to $35,000 in the fiscal 2022 period. International franchise fee income was $70,000 in the fiscal 2023 period as compared to $54,000 during the fiscal 2022 period.

We recognized $93,000 and $18,000 in forfeited fees in the fiscal 2023 and fiscal 2022 periods, respectively. During the fiscal 2023 period, three new traditional franchised units opened. Additionally, 15 new virtual kitchens opened. During the fiscal 2022 period, one new traditional franchised unit opened, internationally, as well as seven new Branded Menu Program units. Additionally, 71 new virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $419,000 in the fiscal 2023 period, as compared to $405,000 in the fiscal 2022 period.

Costs and Expenses

Overall, our cost of sales increased by 47% to $22,667,000 in the fiscal 2023 period as compared to $15,365,000 in the fiscal 2022 period. Our gross profit (representing the difference between sales and cost of sales) increased to $4,227,000 or 16% of sales during the fiscal 2023 period as compared to $3,960,000 or 20% of sales during the fiscal 2022 period.

Cost of sales in the Branded Product Program increased by 54% to $20,400,000 in the fiscal 2023 period as compared to $13,230,000 in the fiscal 2022 period, primarily due to the 29% increase in the volume of hot dogs sold as discussed above, as well as a 21% increase in the average cost per pound of our hot dogs. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. We did not make any purchase commitments of beef during the fiscal 2023 and 2022 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2023 period was $2,267,000 or 61% of restaurant sales, as compared to $2,135,000 or 64% of restaurant sales in the fiscal 2022 period. The increase in cost of sales during the fiscal 2023 period was primarily due to the 12% increase in sales discussed above. The decrease in cost of sales, as a percent of total restaurant sales, was due to an increase in customer counts driving higher sales which were offset by higher commodity costs and restaurant labor costs. Food and paper costs as a percentage of Company-owned restaurant sales were 29%, down from 30% in the comparable period of the prior year primarily due to commodity inflation, offset by an increase in sales. Labor and related expenses as a percentage of Company-owned restaurant sales were 32%, down from 34% in the comparable period in the prior year due to labor wage increases as a result of competitive pressures, offset by higher sales.

Restaurant operating expenses were $1,032,000 in the fiscal 2023 period as compared to $1,111,000 in the fiscal 2022 period. We incurred lower occupancy expenses of $119,000, offset by higher utility expenses of $20,000, and higher insurance costs of $25,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $233,000 in the fiscal 2023 period as compared to $278,000 in the fiscal 2022 period.

General and administrative expenses increased by $131,000 or 4% to $3,589,000 in the fiscal 2023 period as compared to $3,458,000 in the fiscal 2022 period. The increase in general and administrative expenses was primarily attributable to higher marketing and trade show related expenses of $237,000, and higher bad debt expense of $81,000, offset in part, by lower salaries expense of $113,000 and lower professional fees of $55,000.

Advertising fund expense, after eliminating Company contributions, was $419,000 in the fiscal 2023 period, as compared to $405,000 in the fiscal 2022 period.

Other Items

Interest expense of $1,944,000 in the fiscal 2023 period represented accrued interest of $1,817,000 on the 2025 Notes and amortization of debt issuance costs of $127,000.

Interest expense of $2,650,000 in the fiscal 2022 period represented accrued interest of $2,477,000 on the 2025 Notes and amortization of debt issuance costs of $173,000.

Interest income was $22,000 in the fiscal 2023 period as compared to $36,000 in the fiscal 2022 period.

Other income, net was $22,000 and $16,000 in the fiscal 2023 and fiscal 2022 periods, respectively, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The income tax provision for the thirteen week periods ended June 26, 2022 and June 27, 2021 reflect effective tax rates of 27.8% and 28.9%, respectively. The effective tax rates are higher than the statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits at June 26, 2022 was $418,000 all of which would impact Nathan’s effective tax rate, if recognized. As of June 26, 2022, Nathan’s had $289,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 26, 2023.

Off-Balance Sheet Arrangements

At June 26, 2022 and June 27, 2021, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at June 26, 2022 aggregated $47,668,000, a $2,395,000 decrease during the fiscal 2023 period as compared to cash and cash equivalents of $50,063,000 at March 27, 2022. Net working capital increased to $53,173,000 in the fiscal 2023 period from $48,988,000 at March 27, 2022. On May 1, 2022, we paid our first semi-annual interest payment of $3,643,750 for the fiscal 2023 period. We paid our first quarter fiscal 2023 dividend of $1,852,000 on June 24, 2022.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. Semi-annual interest payments are $3,643,750. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $771,000 in the fiscal 2023 period is primarily attributable to net income of $7,137,000 in addition to other non-cash operating items of $404,000, offset by changes in other operating assets and liabilities of $6,770,000. Non-cash operating expenses consist principally of depreciation and amortization of $233,000, amortization of debt issuance costs of $127,000, share-based compensation expense of $8,000, and bad debts of $81,000. In the fiscal 2023 period, accounts and other receivables increased by $7,558,000 due primarily to higher receivables from Branded Product Program sales of $4,486,000, higher franchise and license royalties receivable of $2,143,000, and higher receivables due to the Advertising Fund of $698,000. Prepaid expenses and other current assets decreased by $133,000 due principally to a decrease in prepaid insurance of $61,000 and prepaid trade show expenses of $138,000 offset, in part, by an increase in prepaid real estate taxes of $81,000. Accounts payable, accrued expenses and other current liabilities increased by $1,123,000 due principally to an increase in accounts payable of $1,836,000 due to the timing of seasonal product purchases for our Branded Product Program and Company-owned restaurants, as well as an increase in accrued rebates due under the Branded Product Program of $389,000 as a result of higher sales. Additionally, there was an increase in accrued corporate taxes of $2,553,000 due to the timing of estimated tax payments and higher earnings. Offsetting these increases was a reduction in accrued payroll and other benefits of $1,736,000 resulting from the payment of year-end compensation as well as a reduction in accrued interest expense of $1,827,000 resulting from the partial redemption of our 2025 Notes and our May 2022 interest payment on our 2025 Notes.

Cash used in investing activities was $244,000 in the fiscal 2023 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Cash used in financing activities of $2,922,000 in the fiscal 2023 period relates to the payment of the Company’s regular $0.45 per share cash dividend on June 24, 2022 of $1,852,000. Additionally, during the fiscal 2023 period, the Company repurchased 20,370 shares of common stock for $1,070,000 under the 10b5-1 Plan.

In 2016, the Company’s Board of Directors (the "Board") authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 26, 2022, Nathan’s has repurchased 1,086,820 shares at a cost of $38,178,000 under the sixth stock repurchase plan. At June 26, 2022, there were 113,180 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On June 14, 2022, the Board approved a 10b5-1 stock plan (the “10b5-1 Plan”) which will expire on the earlier of (a) September 13, 2022 or (b) the earlier of when the aggregate purchases under the 10b5-1 Plan equals 50,000 shares unless terminated earlier by the Board.

During the thirteen weeks ended June 26, 2022, the Company repurchased in open market transactions 20,370 shares of the Company’s common stock at an average price of $52.49 for a total cost of $1,070,000 under the 10b5-1 Plan. At June 26, 2022, 29,630 shares were available for repurchase under the 10b5-1 Plan.

Through July 29, 2022, the Company repurchased an additional 13,896 shares of the Company’s common stock at an average price of $54.51 for a total cost of $758,000. At July 29, 2022, 15,734 shares were available for repurchase under the 10b5-1 Plan.

As discussed above, we had cash and cash equivalents at June 26, 2022 aggregating $47,668,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. On May 31, 2018, the Board authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, the Board authorized the increase of its regular quarterly dividend to $0.35 from $0.25. On February 4, 2022, the Board authorized the increase of its regular quarterly dividend to $0.45 from $0.35. The Company paid its first quarter fiscal 2023 dividend of $1,852,000 on June 24, 2022.

Effective August 5, 2022, the Company declared its second quarter fiscal 2023 dividend of $0.45 per common share to stockholders of record as of the close of business on August 22, 2022, which is payable on September 2, 2022.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2023 at the same rate as declared in the first quarter of fiscal 2023, the Company’s total cash requirement for dividends for all of fiscal 2023 would be approximately $7,361,000 based on the number of shares of common stock outstanding at July 29, 2022. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

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

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 26, 2023, we will be required to make interest payments of $7,287,500, of which $3,643,750 has been made on May 1, 2022.

Management believes that available cash, cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At June 26, 2022, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 27, 2022.

Inflationary Impact

Beginning in fiscal 2022 and continuing into the first quarter of fiscal 2023, we have experienced inflationary pressures on commodity prices. We expect this trend to continue throughout the remainder of fiscal 2023. Our average cost of hot dogs during fiscal 2022 was approximately 19% higher than during fiscal 2021. Our average cost of hot dogs between April 2022 and June 2022 was approximately 21% higher than between April 2021 and June 2021. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have a significant effect on our results of operations.

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers which increased to $15.00 in New York state during fiscal 2022 where our Company-owned restaurants are located. Additionally, as the economy reopens with the continued recovery from the COVID-19 pandemic, there has been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2023. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages. Increases in the minimum wage and labor regulations have increased our labor costs. The minimum wage for New York State increased to $15.00 per hour on December 31, 2021. All of our Company-owned restaurants operate in New York State. In addition, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage.

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

Continued increases in labor costs, commodity prices and other operating expenses, including healthcare, could adversely affect our operations. We attempt to manage inflationary pressure, and rising commodity costs, at least in part, through raising prices. Delays in implementing price increases may limit our ability to offset these rising costs. Volatility in commodity prices, including beef and beef trimmings could have a significant adverse effect on our results of operations.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 27, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 26, 2022, Nathan’s cash and cash equivalents aggregated $47,668,000. Earnings on this cash would increase or decrease by approximately $119,000 per annum for each 0.25% change in interest rates.

Borrowings

At June 26, 2022, we had $110,000,000 of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $275,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Beginning in fiscal 2022 and continuing into the first quarter of fiscal 2023, we have experienced inflationary pressures on commodity prices. We expect this trend to continue throughout the remainder of fiscal 2023. Our average cost of hot dogs during fiscal 2022 was approximately 19% higher than during fiscal 2021. Our average cost of hot dogs between April 2022 and June 2022 was approximately 21% higher than between April 2021 and June 2021. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have a significant effect on our results of operations.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2023. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. Our most recent purchase commitment was completed in 2016 for approximately 2,600,000 pounds of hot dogs. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirteen week period ended June 26, 2022 would have increased or decreased our cost of sales by approximately $2,097,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 27, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 26, 2022, Nathan’s has repurchased 1,086,820 shares at a cost of $38,178,000 under the sixth stock repurchase plan. At June 26, 2022, there were 113,180 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On June 14, 2022, the Company’s Board of Directors approved the 10b5-1 Plan which will expire on the earlier of (a) September 13, 2022 or (b) the earlier of when the aggregate purchases under the 10b5-1 Plan equals 50,000 shares unless terminated earlier by the Company’s Board of Directors.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2022 April 24, 2022	-	-	-	133,550
April 25, 2022 May 22, 2022	-	-	-	133,550
May 23, 2022 June 26, 2022	20,370	$52.49	20,370	113,180
Total	20,370	$52.49	20,370	113,180

(A)	Represents the Company’s fiscal periods during the quarter ended June 26, 2022.
(B)	The shares of the Company’s common stock were purchased pursuant to the 10b5-1 Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 5, 2022, the Board declared its quarterly cash dividend of $0.45 per share payable on September 2, 2022 to shareholders of record as of the close of business on August 22, 2022.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 26, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 5, 2022	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)