Form 10-Q
period 2022-09-25
NATHANS FAMOUS, INC.
filed 2022-11-03
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022.

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

At November 3, 2022 an aggregate of 4,079,720 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 25, 2022 and March 27, 2022

(in thousands, except share and per share amounts)

	September 25, 2022	March 27, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note E)	$53,857	$50,063
Accounts and other receivables, net (Note G)	16,171	13,374
Inventories	723	522
Prepaid expenses and other current assets (Note H)	868	1,441
Total current assets	71,619	65,400

Property and equipment, net of accumulated depreciation of $10,694 and $10,344, respectively	3,750	3,785
Operating lease assets (Note Q)	6,804	7,416
Goodwill	95	95
Intangible asset, net (Note I)	956	1,043
Deferred income taxes	567	582
Other assets	182	195

Total assets	$83,973	$78,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,945	$6,381
Accrued expenses and other current liabilities (Note K)	7,885	7,833
Current portion of operating lease liabilities (Note Q)	1,849	1,849
Deferred franchise fees	352	349
Total current liabilities	15,031	16,412

Long-term debt, net of unamortized debt issuance costs of $1,563 and $1,817, respectively (Note P)	108,437	108,183
Operating lease liabilities (Note Q)	5,752	6,487
Other liabilities	724	674
Deferred franchise fees	1,486	1,748

Total liabilities	131,430	133,504

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 shares issued; and 4,079,720 and 4,115,154 shares outstanding at September 25, 2022 and March 27, 2022, respectively	94	94
Additional paid-in capital	62,323	62,307
Accumulated deficit	(23,212)	(32,619)
Stockholders’ equity before treasury stock	39,205	29,782

Treasury stock, at cost, 5,289,515 and 5,254,081 shares at September 25, 2022 and March 27, 2022	(86,662)	(84,770)
Total stockholders’ deficit	(47,457)	(54,988)

Total liabilities and stockholders’ deficit	$83,973	$78,516

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Twenty-six weeks ended September 25, 2022 and September 26, 2021

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

REVENUES
Sales	$27,301	$23,500	$54,195	$42,825
License royalties	8,413	7,658	19,727	18,340
Franchise fees and royalties	1,199	1,167	2,292	2,074
Advertising fund revenue	584	553	1,003	958
Total revenues	37,497	32,878	77,217	64,197

COSTS AND EXPENSES
Cost of sales	21,898	20,131	44,565	35,496
Restaurant operating expenses	1,253	1,216	2,285	2,327
Depreciation and amortization	301	270	534	548
General and administrative expenses	3,372	3,269	6,961	6,727
Advertising fund expense	759	553	1,178	958
Total costs and expenses	27,583	25,439	55,523	46,056

Income from operations	9,914	7,439	21,694	18,141

Interest expense	(1,943)	(2,651)	(3,887)	(5,301)
Interest income	80	28	102	64
Other income, net	34	5	56	21

Income before provision for income taxes	8,085	4,821	17,965	12,925
Provision for income taxes	2,127	1,276	4,870	3,617
Net income	$5,958	$3,545	$13,095	$9,308

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,083	4,115	4,098	4,115
Diluted	4,083	4,115	4,098	4,115

Income per share:
Basic	$1.46	$.86	$3.20	$2.26
Diluted	$1.46	$.86	$3.20	$2.26

Dividends declared per share	$.45	$.35	$.90	$.70

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended September 25, 2022 and September 26, 2021

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, June 26, 2022	9,369,235	$94	$62,315	$(27,334)	5,274,451	$(85,840)	$(50,765)

Repurchase of common stock					15,064	(822)	(822)
Dividends on common stock	-	-	-	(1,836)	-	-	(1,836)
Share-based compensation	-	-	8	-	-	-	8
Net income	-	-	-	5,958	-	-	5,958
Balance, September 25, 2022	9,369,235	$94	$62,323	$(23,212)	5,289,515	$(86,662)	$(47,457)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, June 27, 2021	9,369,015	$94	$62,269	$(35,719)	5,254,081	$(84,770)	$(58,126)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(7)	-	-	-	(7)
Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	29	-	-	-	29
Net income	-	-	-	3,545	-	-	3,545
Balance, September 26, 2021	9,369,235	$94	$62,291	$(33,614)	5,254,081	$(84,770)	$(55,999)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Twenty-six weeks ended September 25, 2022 and September 26, 2021

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

Repurchase of common stock	-	-	-	-	35,434	(1,892)	(1,892)
Dividends on common stock	-	-	-	(3,688)	-	-	(3,688)
Share-based compensation	-	-	16	-	-	-	16
Net income	-	-	-	13,095	-	-	13,095
Balance, September 25, 2022	9,369,235	$94	$62,323	$(23,212)	5,289,515	$(86,662)	$(47,457)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 28, 2021	9,369,015	$94	$62,240	$(40,042)	5,254,081	$(84,770)	$(62,478)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(7)	-	-	-	(7)
Dividends on common stock	-	-	-	(2,880)	-	-	(2,880)
Share-based compensation	-	-	58	-	-	-	58
Net income	-	-	-	9,308	-	-	9,308
Balance, September 26, 2021	9,369,235	$94	$62,291	$(33,614)	5,254,081	$(84,770)	$(55,999)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 25, 2022 and September 26, 2021

(in thousands)

(Unaudited)

	September 25, 2022	September 26, 2021
Cash flows from operating activities:
Net income	$13,095	$9,308
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	534	548
Gain on disposal of property and equipment	(14)	-
Amortization of debt issuance costs	254	346
Share-based compensation expense	16	58
Provision for doubtful accounts	80	27
Deferred income taxes	15	(16)
Other non-cash items	(123)	208
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,877)	(3,192)
Inventories	(201)	(324)
Prepaid expenses and other current assets	573	713
Other assets	13	10
Accounts payable, accrued expenses and other current liabilities	(1,384)	830
Deferred franchise fees	(259)	346
Other liabilities	50	60

Net cash provided by operating activities	9,772	8,922

Cash flows from investing activities:
Insurance proceeds for property and equipment	42	-
Purchase of property and equipment	(440)	(343)

Net cash used in investing activities	(398)	(343)

Cash flows from financing activities:
Dividends paid to stockholders	(3,688)	(2,880)
Payments of withholding tax on net share settlement of share-based compensation plans	-	(7)
Repurchase of treasury stock	(1,892)	-

Net cash used in financing activities	(5,580)	(2,887)

Net increase in cash and cash equivalents	3,794	5,692

Cash and cash equivalents, beginning of period	50,063	81,064

Cash and cash equivalents, end of period	$53,857	$86,756

Cash paid during the period for:
Interest	$3,644	$4,969
Income taxes	$3,576	$2,673

Non-cash financing activity:
Dividends declared per share	$.90	$.70

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2022

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 25, 2022 and September 26, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

Our significant interim accounting policies include the recognition of advertising fund expense in proportion to advertising funds revenue, and the recognition of income taxes using an estimated annual effective tax rate.

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

During fiscal 2022, we experienced pandemic and inflationary pressures, most notably within our Restaurant Operations and Branded Products Program segments. We experienced macroeconomic impacts arising from the long-term duration of the pandemic, including rising labor costs, increasing commodity prices, higher packaging costs and fuel prices, which contributed to a decline in consumer confidence and spending. We expect this trend to continue for the remainder of fiscal 2023. Our average cost of hot dogs for the twenty-six week period ended September 25, 2022 was approximately 8% higher than during the twenty-six week period ended September 26, 2021.

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

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen and twenty-six weeks ended September 25, 2022 and September 26, 2021 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Branded Products	$22,030	$19,063	$45,201	$35,059
Company-owned restaurants	5,271	4,437	8,994	7,766
Total sales	27,301	23,500	54,195	42,825

License royalties	8,413	7,658	19,727	18,340

Franchise royalties	1,055	1,037	1,956	1,837
Franchise fees	144	130	336	237
Total franchise fees and royalties	1,199	1,167	2,292	2,074

Advertising fund revenue	584	553	1,003	958

Total revenues	$37,497	$32,878	$77,217	$64,197

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

United States	$36,095	$31,878	$74,012	$62,479
International	1,402	1,000	3,205	1,718
Total revenues	$37,497	$32,878	$77,217	$64,197

Contract balances

The following table provides information about contract receivables and liabilities (deferred franchise fees) from contracts with customers (in thousands):

	September 25, 2022	March 27, 2022
Receivables, which are included in “Accounts and other receivables, net” (a)	$-	$312
Deferred franchise fees (b)	$1,838	$2,097

(a)	Includes receivables related to “franchise fees and royalties”
(b)	Deferred franchise fees of $352 and $1,486 as of September 25, 2022 and $349 and $1,748 as of March 27, 2022 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in deferred franchise fees are as follows (in thousands):

	Twenty-six weeks ended
	September 25, 2022	September 26, 2021
Deferred franchise fees at beginning of period	2,097	1,773
New deferrals due to cash received and other	77	583
Revenue recognized during the period	(336)	(237)
Deferred franchise fees at end of period	$1,838	$2,119

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2023 (a)	$177
2024	344
2025	325
2026	291
2027	169
Thereafter	532
Total	$1,838

(a)

Represents franchise fees expected to be recognized for the remainder of the 2023 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $336 of franchise fee revenue recognized for the twenty-six weeks ended September 25, 2022.

We have applied the optional exemption, as provided for under ASC Topic 606, Revenues from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 25, 2022 and September 26, 2021, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2022	2021	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$5,958	$3,545	4,083	4,115	$1.46	$0.86
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$5,958	$3,545	4,083	4,115	$1.46	$0.86

Twenty-six weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2022	2021	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$13,095	$9,308	4,098	4,115	$3.20	$2.26
Effect of dilutive employee stock options	-	-	-	-	-	-
Diluted EPS
Diluted calculation	$13,095	$9,308	4,098	4,115	$3.20	$2.26

Options to purchase 20,000 shares of common stock in the thirteen and twenty-six week periods ended September 25, 2022 and September 26, 2021 were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE E – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at September 25, 2022 and March 27, 2022. The Company’s cash balances principally consist of cash in bank and money market accounts.

At September 25, 2022 and March 27, 2022, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

●    Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of September 25, 2022 and March 27, 2022 were as follows (in thousands):

	September 25, 2022		March 27, 2022
	Face value	Fair value	Face value	Fair value

Long-term debt	$110,000	$109,520	$110,000	$111,346

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 25, 2022, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 25,	March 27,
	2022	2022

Branded product sales	$12,007	$9,318
Franchise and license royalties	3,218	3,923
Other	1,200	391
	16,425	13,632

Less: allowance for doubtful accounts	254	258
Accounts and other receivables, net	$16,171	$13,374

Accounts receivable are generally due within 30 days and are stated at amounts due from franchisees, including virtual kitchens, retail licensees and Branded Product Program customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are generally considered past due. The Company does not recognize franchise and license royalties that are not deemed to be realizable.

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

Changes in the Company’s allowance for doubtful accounts for the twenty-six week period ended September 25, 2022 and the fiscal year ended March 27, 2022 are as follows (in thousands):

	September 25, 2022	March 27, 2022

Beginning balance	$258	$345
Bad debt expense	80	186
Write offs and other	(84)	(273)
Ending balance	$254	$258

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 25,	March 27,
	2022	2022

Real estate taxes	$80	$71
Insurance	129	327
Marketing	348	653
Other	311	390
Total prepaid expenses and other current assets	$868	$1,441

NOTE I - INTANGIBLE ASSET

The Company’s definite-lived intangible asset consists of trademarks, and the trade name and other intellectual property in connection with its Arthur Treacher’s co-branding agreements. Based upon review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is six years concluding in fiscal year 2028, and the intangible asset is subject to annual amortization. The Company performs an annual impairment test, or more frequently if events or changes in circumstances indicate that the intangible asset may be impaired. The Company tests for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Cash flow projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

There have been no significant events or changes in circumstances during the thirteen and twenty-six week periods ended September 25, 2022 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of September 25, 2022.

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

There have been no significant events or changes in circumstances during the thirteen and twenty-six week periods ended September 25, 2022 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of September 25, 2022.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 25,	March 27,
	2022	2022
Payroll and other benefits	$2,077	$3,109
Accrued rebates	327	166
Rent and occupancy costs	175	90
Deferred revenue	200	876
Construction costs	-	58
Interest	2,958	2,968
Professional fees	281	129
Sales, use and other taxes	207	39
Corporate income taxes	1,331	103
Other	329	295
Total accrued expenses and other current liabilities	$7,885	$7,833

NOTE L – INCOME TAXES

The effective income tax rates for the thirteen weeks ended September 25, 2022 and September 26, 2021 were 26.3% and 26.5%, respectively. The effective income tax rate for the thirteen weeks ended September 25, 2022 reflected $2,127 of income tax expense recorded on $8,085 of pre-tax income. The effective income tax rate for the thirteen weeks ended September 26, 2021 reflected $1,276 of income tax expense recorded on $4,821 of pre-tax income.

The effective income tax rates for the twenty-six weeks ended September 25, 2022 and September 26, 2021 were 27.1% and 28.0%, respectively. The effective income tax rate for the twenty-six weeks ended September 25, 2022 reflected $4,870 of income tax expense recorded on $17,965 of pre-tax income. The effective income tax rate for the twenty-six weeks ended September 26, 2021 reflected $3,617 of income tax expense recorded on $12,925 of pre-tax income.

The effective income tax rates for the thirteen and twenty-six weeks ended September 25, 2022 and September 26, 2021 were higher than the United States statutory income tax rate primarily due to state and local taxes.

The amount of unrecognized tax benefits included in Other Liabilities at September 25, 2022 and March 27, 2022 was $430 and $422, respectively, all of which would impact the Company’s effective tax rate, if recognized. As of September 25, 2022 and March 27, 2022, the Company had approximately $305 and $271, respectively, accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

NOTE M – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant operations segment consisting of Company-owned and franchised restaurants, including virtual kitchens, to distributors that resell our products to the foodservice industry through the Branded Product Program and by third party manufacturers pursuant to license agreements that sell our products to club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Revenues
Branded Product Program	$22,030	$19,063	$45,201	$35,059
Product licensing	8,413	7,658	19,727	18,340
Restaurant operations	6,470	5,604	11,286	9,840
Corporate (1)	584	553	1,003	958
Total revenues	$37,497	$32,878	$77,217	$64,197

Income from operations
Branded Product Program	$2,485	$1,161	$4,552	$3,415
Product licensing	8,367	7,612	19,636	18,249
Restaurant operations	1,476	694	2,117	692
Corporate	(2,414)	(2,028)	(4,611)	(4,215)
Income from operations	$9,914	$7,439	$21,694	$18,141

Interest expense	(1,943)	(2,651)	(3,887)	(5,301)
Interest income	80	28	102	64
Other income, net	34	5	56	21
Income before provision for income taxes	$8,085	$4,821	$17,965	$12,925

(1)	Represents advertising fund revenue

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen and twenty-six week periods ended September 25, 2022 and September 26, 2021 was $8 and $29, and $16 and $58, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of September 25, 2022, there was $98 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately seventeen months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Stock options	$8	$23	$16	$44
Restricted stock	-	6	-	14
Total compensation cost	$8	$29	$16	$58

Stock options:

There were no new share-based awards granted during the twenty-six week period ended September 25, 2022.

Transactions with respect to stock options for the twenty-six weeks ended September 25, 2022 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 27, 2022	20,000	$79.20	2.92	-
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at September 25, 2022	20,000	$79.20	2.42	-

Options exercisable at September 25, 2022	12,500	$85.62	1.54	-

NOTE O – STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 10, 2022, the Company’s Board of Directors (the “Board”) declared its first quarterly cash dividend of $0.45 per share for fiscal 2023, which was paid on June 24, 2022 to stockholders of record as of the close of business on June 20, 2022.

Effective August 5, 2022, the Board declared its second quarterly cash dividend of $0.45 per share for fiscal 2023, which was paid on September 2, 2022 to stockholders of record as of the close of business on August 22, 2022.

Effective November 3, 2022, the Board declared its third quarterly cash dividend of $0.45 per share for fiscal 2023 payable on December 2, 2022 to stockholders of record as of the close of business on November 21, 2022.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future is subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 25, 2022, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At September 25, 2022 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On June 14, 2022, the Board approved a 10b5-1 Plan (the “10b5-1 Plan”) which expired on September 13, 2022.

During the twenty-six week period ended September 25, 2022, the Company repurchased in open market transactions 35,434 shares of the Company’s common stock at an average share price of $53.39 for a total cost of $1,892 under the 10b5-1 Plan.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 25,	March 27,
	2022	2022

6.625% Senior Secured Notes due 2025	$110,000	$110,000
Less: unamortized debt issuance costs	(1,563)	(1,817)
Long-term debt, net	$108,437	$108,183

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen and twenty-six week periods ended September 25, 2022 and September 26, 2021 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Operating lease cost	$408	$413	$836	$845
Variable lease cost	482	524	850	966
Less: Sublease income, net	(20)	(5)	(42)	(21)

Total net lease cost	$870	$932	$1,644	$1,790

The following table presents the components of the net lease cost on the Consolidated Statements of Earnings for the thirteen and twenty-six week periods ended September 25, 2022 and September 26, 2021 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Restaurant operating expenses	$712	$770	$1,319	$1,470
General and administrative expenses	178	167	367	341
Less: Other income, net	(20)	(5)	(42)	(21)

Total net lease cost	$870	$932	$1,644	$1,790

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Operating cash flows from operating leases	$370	$183	$734	$357

The weighted average remaining lease term and weighted-average discount rate for operating leases as of September 25, 2022 were as follows:

Weighted average remaining lease term (years):	5.8

Weighted average discount rate:	8.881%

Future lease commitments to be paid and received by the Company as of September 25, 2022 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2023 (a)	$762	$84	$678
2024	1,774	271	1,503
2025	1,678	274	1,404
2026	1,712	278	1,434
2027	1,726	281	1,445
Thereafter	2,036	624	1,412
Total lease commitments	$9,688	$1,812	$7,876
Less: Amount representing interest	2,087
Present value of lease liabilities (b)	$7,601

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2023 fiscal year. Amount does not include $884 of lease commitments paid and received by the Company for the twenty-six week period ended September 25, 2022.

(b)

The present value of minimum operating lease payments of $1,849 and $5,752 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of net lease income for the thirteen and twenty-six week periods ended September 25, 2022 and September 26, 2021 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Operating lease income, net	$20	$5	$42	$21

NOTE R – COMMITMENTS AND CONTINGENCIES

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

NOTE S – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the Consolidated Financial Statements were issued and filed with the SEC. There were no subsequent events that require recognition or disclosure.

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

At September 25, 2022, our restaurant system, excluding virtual kitchens, consisted of 234 Nathan’s franchised units, including 119 Branded Menu Program units, and four Company-owned units (including one seasonal unit), located in 17 states, and 12 foreign countries (including 2 Branded Menu units in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict.) Our virtual kitchens in operation consisted of 229 units located in 18 states and four foreign countries.

At September 26, 2021, our restaurant system, excluding virtual kitchens, consisted of 224 Nathan’s franchised units, including 109 Branded Menu Program units, and four Company-owned units (including one seasonal unit), located in 18 states, and 12 foreign countries. Our virtual kitchens in operation consisted of 246 units located in 20 states and six foreign countries.

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

COVID-19 related pressures have continued during the twenty-six weeks ended September 25, 2022 (“fiscal 2023 period”), although to a lesser extent than during the twenty-six weeks ended September 26, 2021 (“fiscal 2022 period”). As approved vaccines continue to be distributed and administered, state and local restrictions continue to be lessened. Despite the fact that vaccines are now widely available across the country, there have been increases in diagnosed cases reported due to the spread of additional COVID-19 variants.

Customer traffic at our Company-owned restaurants, in particular at Coney Island, during the fiscal 2023 period increased by approximately 27% over the fiscal 2022 period. Additionally, we experienced increased customer traffic within our franchise system, including shopping malls, movie theaters, as well as airport and highway travel plazas. The increase in customer traffic translated into higher Company-owned restaurant sales and higher franchise fees and royalties during the fiscal 2023 period than during the fiscal 2022 period.

Additionally, as the level of comfort of consumers gathering in social settings increases and travel continues to increase, our Branded Product Program customers, including professional sports arenas, amusement parks, shopping malls and movie theaters have experienced stronger attendance contributing to higher sales.

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

Inflation

We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, we have experienced rising transportation costs, rising costs of hot dogs due to the higher costs for beef and beef trimmings, and other food costs and paper products, which could continue to increase as the impact of COVID-19 continues across the supply chain.

We anticipate that inflationary pressures that began in the latter half of fiscal 2022 in labor and commodity costs, in particular beef and beef trimmings, due to supply chain challenges will continue during the remainder of fiscal 2023 and may impact our operations.

As a result of the recent inflationary pressures and the continued supply chain challenges, we expect to mitigate, to the extent possible, the impact with planned price increases on select products and menu items that were implemented during the first quarter of 2023 and continued during the second quarter of 2023. We continue to monitor these inflationary pressures and will continue to implement mitigation plans as needed. Delays in implementing price increases, competitive pressures, consumer spending levels and other factors may limit our ability to implement further price increases in the future.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 27, 2022, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of intangible assets; impairment of long-lived assets; and income taxes (including uncertain tax positions). Since March 27, 2022, there have been no material changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

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

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding (i) the gain on disposal of property and equipment and (ii) share-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(unaudited)		(unaudited)

Net income	$5,958	$3,545	$13,095	$9,308
Interest expense	1,943	2,651	3,887	5,301
Provision for income taxes	2,127	1,276	4,870	3,617
Depreciation and amortization	301	270	534	548
EBITDA	10,329	7,742	22,386	18,774

Gain on disposal of property and equipment	(14)	-	(14)	-
Share-based compensation	8	29	16	58
Adjusted EBITDA	$10,323	$7,771	$22,388	$18,832

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned locations, principally at Coney Island, and franchised restaurants from which franchised royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth quarter representing the slowest period. Additionally, revenues from our Branded Product Program and retail licensing program generally follow similar seasonal fluctuations, although not to the same degree. Working capital requirements may vary throughout the year to support these seasonal patterns.

Due to the above seasonal factors, as well as the COVID-19 pandemic and inflationary pressures, our results of operations for the thirteen and twenty-six weeks ended September 25, 2022 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended September 25, 2022 compared to thirteen weeks ended September 26, 2021

Revenues

Total revenues increased by 14% to $37,497,000 for the thirteen weeks ended September 25, 2022 (“second quarter fiscal 2023”) as compared to $32,878,000 for the thirteen weeks ended September 26, 2021 (“second quarter fiscal 2022”).

Total sales increased by 16% to $27,301,000 for the second quarter fiscal 2023 as compared to $23,500,000 for the second quarter fiscal 2022 which included foodservice sales from the Branded Product Program increasing by 16% to $22,030,000 for the second quarter fiscal 2023 as compared to sales of $19,063,000 for the second quarter fiscal 2022. During the second quarter fiscal 2023, the volume of hot dogs sold increased by approximately 9% as compared to the second quarter fiscal 2022. Our average selling prices increased by approximately 4% as compared to the second quarter fiscal 2022.

Total Company-owned restaurant sales increased by 19% to $5,271,000 during the second quarter fiscal 2023 as compared to $4,437,000 during the second quarter fiscal 2022. The increase was primarily due to an increase in traffic at our Coney Island locations.

License royalties increased by 10% to $8,413,000 in the second quarter fiscal 2023 as compared to $7,658,000 in the second quarter fiscal 2022. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, including sales of hot dogs to WalMart, increased 9% to $7,655,000 for the second quarter fiscal 2023 as compared to $7,042,000 in the second quarter fiscal 2022. The increase is due to a 10% increase in average net selling price as compared to the second quarter fiscal 2022, which was offset by a 2% decrease in retail volume. The foodservice business earned higher royalties of $71,000 as compared to the second quarter fiscal 2022. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $142,000 during the second quarter fiscal 2023 as compared to the second quarter fiscal 2022 primarily due to additional royalties earned on sales of French fries, cocktail franks, mozzarella sticks and seasonings.

Franchise fees and royalties were $1,199,000 in the second quarter fiscal 2023 as compared to $1,167,000 in the second quarter fiscal 2022. Total royalties were $1,055,000 in the second quarter fiscal 2023 as compared to $1,037,000 in the second quarter fiscal 2022. Royalties earned under the Branded Menu Program were $178,000 in the second quarter fiscal 2023 as compared to $207,000 in the second quarter fiscal 2022. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $37,000 in the second quarter fiscal 2023 as compared to $97,000 in the second quarter fiscal 2022. Traditional franchise royalties were $840,000 in the second quarter fiscal 2023 as compared to $733,000 in the second quarter fiscal 2022. Franchise restaurant sales increased to $18,595,000 in the second quarter fiscal 2023 as compared to $15,644,000 in the second quarter fiscal 2022 primarily due to higher sales at airport locations; highway travel plazas; shopping malls; movie theaters; and casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 63 Nathan’s outlets, excluding sales under the Branded Menu Program) were $15,338,000 in the second quarter fiscal 2023 as compared to $12,318,000 in the second quarter fiscal 2022.

At September 25, 2022, 234 franchised units, including domestic, international and Branded Menu Program units were operating as compared to 224 franchised units, including domestic, international and Branded Menu Program units at September 26, 2021. Total franchise fee income was $144,000 in the second quarter fiscal 2023 compared to $130,000 in the second quarter fiscal 2022. Domestic franchise fee income was $28,000 in the second quarter fiscal 2023 compared to $38,000 in the second quarter fiscal 2022. International franchise fee income was $61,000 in the second quarter fiscal 2023 compared to $56,000 during the second quarter fiscal 2022.

We recognized $55,000 and $36,000 in forfeited fees in the second quarter fiscal 2023 and the second quarter fiscal 2022, respectively. During the second quarter fiscal 2023, one new traditional franchised unit opened. Additionally, 43 new virtual kitchens opened. During the second quarter fiscal 2022, two new traditional franchised units opened, as well as eleven new Branded Menu Program units. Additionally, 54 new virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $584,000 during the second quarter fiscal 2023, as compared to $553,000 during the second quarter fiscal 2022.

Costs and Expenses

Overall, our cost of sales increased by 9% to $21,898,000 in the second quarter fiscal 2023 as compared to $20,131,000 in the second quarter fiscal 2022. Our gross profit (representing the difference between sales and cost of sales) increased to $5,403,000 or 20% of sales during the second quarter fiscal 2023 as compared to $3,369,000 or 14% of sales during the second quarter fiscal 2022.

Cost of sales in the Branded Product Program increased by 9% to $18,975,000 in the second quarter fiscal 2023 as compared to $17,389,000 in the second quarter fiscal 2022, primarily due to the 9% increase in the volume of hot dogs sold as discussed above, partially offset by a 3% decrease in the average cost per pound of our hot dogs. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. Beef prices began to stabilize and declined slightly during the second quarter fiscal 2023 as compared to the significantly higher commodity costs experienced during the second quarter fiscal 2022.

We did not make any purchase commitments of beef during the second quarter fiscal 2023 or the second quarter fiscal 2022. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2023 was $2,923,000 or 55% of restaurant sales as compared to $2,742,000 or 62% of restaurant sales during the second quarter fiscal 2022. The increase in cost of sales during the second quarter of fiscal 2023 was primarily due to the 19% increase in sales as discussed above. The decrease in cost of sales, as a percent of total restaurant sales, was due to an increase in customer counts driving higher sales which were offset by higher commodity costs and restaurant labor costs. Food and paper costs as a percentage of Company-owned restaurant sales were 28%, down from 30% in the comparable period of the prior year primarily due to commodity inflation, offset by an increase in sales. Labor and related expenses as a percentage of Company-owned restaurant sales were 27%, down from 32% in the comparable period in the prior year due to labor wage increases as a result of competitive pressures, offset by higher sales.

Restaurant operating expenses were $1,253,000 in the second quarter fiscal 2023 as compared to $1,216,000 in the second quarter fiscal 2022. We incurred lower occupancy expenses of $87,000, offset by higher utility expenses of $15,000, higher marketing expenses of $47,000, and higher insurance costs of $30,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $301,000 in the second quarter fiscal 2023 as compared to $270,000 in the second quarter fiscal 2022.

General and administrative expenses increased by $103,000 or 3% to $3,372,000 in the second quarter fiscal 2023 as compared to $3,269,000 in the second quarter fiscal 2022. The increase in general and administrative expenses was primarily attributable to higher compensation expenses of $93,000 and professional fees of $30,000.

Advertising fund expense, after eliminating Company contributions, was $759,000 during the second quarter fiscal 2023, as compared to $553,000 in the second quarter fiscal 2022. The Company has determined that the Advertising Fund normal seasonal deficit is not to be fully recovered during the remainder of the fiscal 2023 period and has reflected the projected deficit of $175,000 in its second quarter fiscal 2023 results of operations.

Other Items

Interest expense of $1,943,000 in the second quarter fiscal 2023 represented interest expense of $1,816,000 on the 2025 Notes and amortization of debt issuance costs of $127,000.

Interest expense of $2,651,000 in the second quarter fiscal 2022 represented interest expense of $2,478,000 on the 2025 Notes and amortization of debt issuance costs of $173,000.

Interest income was $80,000 in the second quarter fiscal 2023 as compared to $28,000 in the second quarter fiscal 2022 due primarily to higher interest rates.

Other income, net was $34,000 and $5,000 in the second quarter fiscal 2023 and the second quarter fiscal 2022, respectively, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the second quarter fiscal 2023 was 26.3% compared to 26.5% in the second quarter fiscal 2022. The effective income tax rate for the second quarter fiscal 2023 reflected income tax expense of $2,127,000 recorded on $8,085,000 of pre-tax income. The effective income tax rate for the second quarter fiscal 2022 reflected income tax expense of $1,276,000 recorded on $4,821,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits at September 25, 2022 was $430,000 all of which would impact the Company’s effective tax rate, if recognized. As of September 25, 2022, the Company had approximately $305,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 26, 2023.

Results of Operations

Twenty-six weeks ended September 25, 2022 compared to twenty-six weeks ended September 26, 2021

Revenues

Total revenues increased by 20% to $77,217,000 for the twenty-six weeks ended September 25, 2022 (“fiscal 2023 period”) as compared to $64,197,000 for the twenty-six weeks ended September 26, 2021 (“fiscal 2022 period”).

Total sales increased by 26% to $54,195,000 for the fiscal 2023 period as compared to $42,825,000 for the fiscal 2022 period which included foodservice sales from the Branded Product Program increasing by 29% to $45,201,000 for the fiscal 2023 period as compared to sales of $35,059,000 for the fiscal 2022 period. During the fiscal 2023 period, the volume of hot dogs sold increased by approximately 19% as compared to the fiscal 2022 period. Our average selling prices increased by approximately 9% as compared to the fiscal 2022 period.

Total Company-owned restaurant sales increased by 16% to $8,994,000 during the fiscal 2023 period as compared to $7,766,000 during the fiscal 2022 period. The increase was primarily due to an increase in traffic at our Coney Island locations.

License royalties increased by 8% to $19,727,000 in the fiscal 2023 period as compared to $18,340,000 in the fiscal 2022 period. Total royalties earned on sales of hot dogs from our license agreement with John Morrell & Co. at retail and foodservice, including sales of hot dogs to WalMart, increased 7% to $18,105,000 for the fiscal 2023 period as compared to $16,922,000 in the fiscal 2022 period. The increase is due to a 13% increase in average net selling price as compared to the fiscal 2022 period, which was offset by a 6% decrease in retail volume. The foodservice business earned higher royalties of $133,000 as compared to the fiscal 2022 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $204,000 during the fiscal 2023 period as compared to the fiscal 2022 period primarily due to additional royalties earned on sales of French fries, cocktail franks, mozzarella sticks and seasonings.

Franchise fees and royalties were $2,292,000 in the fiscal 2023 period as compared to $2,074,000 in the fiscal 2022 period. Total royalties were $1,956,000 in the fiscal 2023 period as compared to $1,837,000 in the fiscal 2022 period. Royalties earned under the Branded Menu Program were $317,000 in the fiscal 2023 period as compared to $329,000 in the fiscal 2022 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $82,000 in the fiscal 2023 period as compared to $170,000 in the fiscal 2022 period. Traditional franchise royalties were $1,557,000 in the fiscal 2023 period as compared to $1,338,000 in the fiscal 2022 period. Franchise restaurant sales increased to $34,541,000 in the fiscal 2023 period as compared to $28,630,000 in the fiscal 2022 period primarily due to higher sales at airport locations; highway travel plazas; shopping malls; movie theaters; and casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 64 Nathan’s outlets, excluding sales under the Branded Menu Program) were $28,448,000 in the fiscal 2023 period as compared to $22,191,000 in the fiscal 2022 period.

At September 25, 2022, 234 franchised units, including domestic, international and Branded Menu Program units were operating as compared to 224 franchised units, including domestic, international and Branded Menu Program units at September 26, 2021. Total franchise fee income was $336,000 in the fiscal 2023 period as compared to $237,000 in the fiscal 2022 period. Domestic franchise fee income was $57,000 in the fiscal 2023 period compared to $73,000 in the fiscal 2022 period. International franchise fee income was $130,000 in the fiscal 2023 period as compared to $110,000 during the fiscal 2022 period.

We recognized $149,000 and $54,000 in forfeited fees in the fiscal 2023 period and fiscal 2022 period, respectively. During the fiscal 2023 period, four new franchised units opened. Additionally, 58 new virtual kitchens opened. During the fiscal 2022 period, three new franchised outlets opened, as well as eighteen new Branded Menu Program outlets. Additionally, 125 new virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $1,003,000 during the fiscal 2023 period as compared to $958,000 during the fiscal 2022 period.

Costs and Expenses

Overall, our cost of sales increased by 25% to $44,565,000 in the fiscal 2023 period as compared to $35,496,000 in the fiscal 2022 period. Our gross profit (representing the difference between sales and cost of sales) increased to $9,630,000 or 18% of sales during the fiscal 2023 period as compared to $7,329,000 or 17% of sales during the fiscal 2022 period.

Cost of sales in the Branded Product Program increased by 29% to $39,375,000 during the fiscal 2023 period as compared to $30,619,000 during the fiscal 2022 period, primarily due to the 19% increase in the volume of hot dogs sold as discussed above, as well as an 8% increase in the average cost per pound of our hot dogs. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic.

We did not make any purchase commitments of beef during the fiscal 2023 period or the fiscal 2022 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2023 period was $5,190,000 or 58% of restaurant sales, as compared to $4,877,000 or 63% of restaurant sales in the fiscal 2022 period. The increase in cost of sales during the fiscal 2023 period was primarily due to the 16% increase in sales discussed above. The decrease in cost of sales, as a percent of total restaurant sales, was due to an increase in customer counts driving higher sales which were offset by higher commodity costs and restaurant labor costs. Food and paper costs as a percentage of Company-owned restaurant sales were 28%, down from 30% in the comparable period of the prior year primarily due to commodity inflation, offset by an increase in sales. Labor and related expenses as a percentage of Company-owned restaurant sales were 29%, down from 33% in the comparable period in the prior year due to labor wage increases as a result of competitive pressures, offset by higher sales.

Restaurant operating expenses were $2,285,000 in the fiscal 2023 period as compared to $2,327,000 in the fiscal 2022 period. We incurred lower occupancy expenses of $206,000, offset by higher utility expenses of $35,000, higher marketing expenses of $48,000 and higher insurance costs of $55,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $534,000 in the fiscal 2023 period as compared to $548,000 in the fiscal 2022 period.

General and administrative expenses increased by $234,000 or 3% to $6,961,000 in the fiscal 2023 period as compared to $6,727,000 in the fiscal 2022 period. The increase in general and administrative expenses was primarily attributable to higher marketing and trade show related expenses of $307,000, offset in part by lower compensation expenses of $55,000.

Advertising fund expense, after eliminating Company contributions, was $1,178,000 during the fiscal 2023 period as compared to $958,000 in the fiscal 2022 period. The Company has determined that the Advertising Fund normal seasonal deficit is not to be fully recovered during the remainder of the fiscal 2023 period and has reflected the projected deficit of $175,000 in its second quarter fiscal 2023 results of operations.

Other Items

Interest expense of $3,887,000 in the fiscal 2023 period represented interest expense of $3,633,000 on the 2025 Notes and amortization of debt issuance costs of $254,000.

Interest expense of $5,301,000 in the fiscal 2022 period represented interest expense of $4,955,000 on the 2025 Notes and amortization of debt issuance costs of $346,000.

Interest income was $102,000 in the fiscal 2023 period as compared to $64,000 in the fiscal 2022 period due primarily to higher interest rates.

Other income, net was $56,000 and $21,000 in the fiscal 2023 and fiscal 2022 periods, respectively, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2023 period was 27.1% compared to 28.0% in the fiscal 2022 period. The effective income tax rate for the fiscal 2023 period reflected income tax expense of $4,870,000 recorded on $17,965,000 of pre-tax income. The effective income tax rate for the fiscal 2022 period reflected income tax expense of $3,617,000 recorded on $12,925,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits at September 25, 2022 was $430,000 all of which would impact the Company’s effective tax rate, if recognized. As of September 25, 2022, the Company had approximately $305,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 26, 2023.

Off-Balance Sheet Arrangements

At September 25, 2022 and September 26, 2021, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 25, 2022 aggregated $53,857,000, a $3,794,000 increase during the fiscal 2023 period as compared to cash and cash equivalents of $50,063,000 at March 27, 2022. Net working capital increased to $56,588,000 from $48,988,000 at March 27, 2022. We paid our semi-annual interest payments for fiscal 2023 of $3,643,750 on May 1, 2022 and November 1, 2022, respectively. We paid our first and second quarter fiscal 2023 dividend payments of $1,852,000 and $1,836,000 on June 24, 2022 and September 2, 2022, respectively. We expect to pay our third quarter dividend on December 2, 2022.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $9,772,000 in the fiscal 2023 period is primarily attributable to net income of $13,095,000 in addition to other non-cash operating items of $762,000, offset by changes in other operating assets and liabilities of $4,085,000. Non-cash operating expenses consist principally of depreciation and amortization of $534,000, amortization of debt issuance costs of $254,000, share-based compensation expense of $16,000, and bad debts of $80,000. In the fiscal 2023 period, accounts and other receivables increased by $2,877,000 due primarily to higher receivables from Branded Product Program sales of $2,689,000, higher receivables due to the Advertising Fund of $809,000, which were offset, in part, by lower franchise and license royalties receivable of $705,000. Prepaid expenses and other current assets decreased by $573,000 due primarily to the reduction of prepaid insurance and marketing expenses of $198,000 and $305,000, respectively. In the fiscal 2023 period, accounts payable, accrued expenses and other current liabilities decreased by $1,384,000 due to a decline in accrued payroll and other benefits of $1,032,000 resulting primarily from the payment of year-end fiscal 2022 incentive compensation; earned deferred revenue of $676,000 and a decline in accounts payable of $1,436,000 due to the timing of product purchases for our Branded Product Program and Company-owned restaurants. Offsetting these declines were increases in accrued corporate income taxes of $1,228,000 due to the timing of estimated tax payments and higher earnings; increases in accrued rebates due under the Branded Product Program of $161,000 as a result of higher sales; and increases in accrued professional fees of $152,000.

Cash used in investing activities was $398,000 in the fiscal 2023 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Cash used in financing activities of $5,580,000 in the fiscal 2023 period relates to the payments of the Company’s quarterly $0.45 per share cash dividends on June 24, 2022 and September 2, 2022 totaling $3,688,000. Additionally, during the fiscal 2023 period, the Company repurchased 35,434 shares of common stock for $1,892,000 under the 10b5-1 Plan.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 25, 2022, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At September 25, 2022, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On June 14, 2022, the Board approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on September 13, 2022.

During the fiscal 2023 period, the Company repurchased in open market transactions 35,434 shares of the Company’s common stock at an average price of $53.39 for a total cost of $1,892,000 under the 10b5-1 Plan.

As discussed above, we had cash and cash equivalents at September 25, 2022 aggregating $53,857,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. On May 31, 2018, the Board authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, the Board authorized the increase of its regular quarterly dividend to $0.35 from $0.25. On February 4, 2022, the Board authorized the increase of its regular quarterly dividend to $0.45 from $0.35. The Company paid its first quarter fiscal 2023 dividend of $1,852,000 on June 24, 2022 and its second quarter fiscal 2023 dividend of $1,836,000 on September 2, 2022.

Effective November 3, 2022, the Company declared its third quarter dividend of $0.45 per common share to stockholders of record as of the close of business on November 21, 2022, which is payable on December 2, 2022.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2023 at the same rate as declared in the first and second quarters of fiscal 2023, the Company’s total cash requirement for dividends for all of fiscal 2023 would be approximately $7,360,000 based on the number of shares of common stock outstanding at November 3, 2022. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

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

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 26, 2023, we will be required to make interest payments of $7,287,500, of which all have been made as of November 1, 2022.

Management believes that available cash, cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At September 25, 2022, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreement with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 27, 2022.

Inflationary Impact

Beginning in fiscal 2022 and continuing into the fiscal 2023 period, we have experienced inflationary pressures on commodity prices. We expect this trend to continue throughout the remainder of fiscal 2023. Our average cost of hot dogs during fiscal 2022 was approximately 19% higher than during fiscal 2021. Our average cost of hot dogs during fiscal 2023 was approximately 8% higher than during fiscal 2022. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations.

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers which increased to $15.00 in New York state during fiscal 2022 where our Company-owned restaurants are located. Additionally, with the continued recovery from the COVID-19 pandemic, there has been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

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

Continued increases in labor costs, commodity prices and other operating expenses, including healthcare, could adversely affect our operations. We attempt to manage inflationary pressure, and rising commodity costs, at least in part, through raising prices. Delays in implementing price increases, competitive pressures, consumer spending levels and other factors may limit our ability to offset these rising costs. Volatility in commodity prices, including beef and beef trimmings could have a significant adverse effect on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 25, 2022, Nathan’s cash and cash equivalents aggregated $53,857,000. Earnings on this cash would increase or decrease by approximately $135,000 per annum for each 0.25% change in interest rates.

Borrowings

At September 25, 2022, we had $110,000,000 of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $275,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Beginning in fiscal 2022 and continuing into the fiscal 2023 period, we have experienced inflationary pressures on commodity prices. We expect this trend to continue throughout the remainder of fiscal 2023. Our average cost of hot dogs during fiscal 2022 was approximately 19% higher than during fiscal 2021. Our average cost of hot dogs during fiscal 2023 was approximately 8% higher than during fiscal 2022. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the twenty-six week period ended September 25, 2022 would have increased or decreased our cost of sales by approximately $4,095,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 2016, the Company’s Board of Directors authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 25, 2022, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At September 25, 2022, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On June 14, 2022, the Company’s Board of Directors approved the 10b5-1 Plan which expired on September 13, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES
Period (A)	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 27, 2022 July 24, 2022	11,189	$54.52	11,189	101,991
July 25, 2022 August 21, 2022	3,875	$54.56	3,875	98,116
August 22, 2022 September 25, 2022	-	-	-	98,116
Total	15,064	$54.53	15,064	98,116

(A)	Represents the Company’s fiscal periods during the quarter ended September 25, 2022.
(B)	The shares of the Company’s common stock were purchased pursuant to the 10b5-1 Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective November 3, 2022, the Board declared its quarterly cash dividend of $0.45 per share which is payable on December 2, 2022 to shareholders of record as of the close of business on November 21, 2022.

Item 6. Exhibits.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Robert Steinberg, CFO, Nathan’s /Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 25, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 3, 2022	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)