Form 10-Q
period 2022-12-25
NATHANS FAMOUS, INC.
filed 2023-02-02
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 25, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from ___________ to ____________.

Commission File No. 001-35962

NATHAN'S FAMOUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At February 2, 2023, an aggregate of 4,079,720 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 25, 2022 and March 27, 2022

(in thousands, except share and per share amounts)

	December 25, 2022	March 27, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note E)	$55,454	$50,063
Accounts and other receivables, net (Note G)	13,042	13,374
Inventories	336	522
Prepaid expenses and other current assets (Note H)	1,109	1,441
Total current assets	69,941	65,400

Property and equipment, net of accumulated depreciation of $10,824 and $10,344, respectively	3,513	3,785
Operating lease assets (Note Q)	6,604	7,416
Goodwill	95	95
Intangible asset, net	913	1,043
Deferred income taxes	584	582
Other assets	175	195

Total assets	$81,825	$78,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,847	$6,381
Accrued expenses and other current liabilities (Note K)	5,511	7,833
Current portion of operating lease liabilities (Note Q)	1,827	1,849
Deferred franchise fees	343	349
Total current liabilities	11,528	16,412

Long-term debt, net of unamortized debt issuance costs of $1,436 and $1,817, respectively (Note P)	108,564	108,183
Operating lease liabilities (Note Q)	5,583	6,487
Other liabilities	737	674
Deferred franchise fees	1,378	1,748

Total liabilities	127,790	133,504

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 shares issued; and 4,079,720 and 4,115,154 shares outstanding at December 25, 2022 and March 27, 2022, respectively	94	94
Additional paid-in capital	62,388	62,307
Accumulated deficit	(21,785)	(32,619)
Stockholders’ equity before treasury stock	40,697	29,782

Treasury stock, at cost, 5,289,515 and 5,254,081 shares at December 25, 2022 and March 27, 2022, respectively	(86,662)	(84,770)
Total stockholders’ deficit	(45,965)	(54,988)

Total liabilities and stockholders’ deficit	$81,825	$78,516

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Thirty-nine weeks ended December 25, 2022 and December 26, 2021

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

REVENUES
Sales	$18,340	$18,637	$72,535	$61,462
License royalties	6,337	5,878	26,064	24,218
Franchise fees and royalties	976	919	3,268	2,993
Advertising fund revenue	501	479	1,504	1,437
Total revenues	26,154	25,913	103,371	90,110

COSTS AND EXPENSES
Cost of sales	14,925	16,040	59,490	51,536
Restaurant operating expenses	932	547	3,217	2,874
Depreciation and amortization	303	259	837	807
General and administrative expenses	3,161	2,975	10,122	9,702
Advertising fund expense	501	479	1,679	1,437
Total costs and expenses	19,822	20,300	75,345	66,356

Income from operations	6,332	5,613	28,026	23,754

Interest expense	(1,944)	(2,650)	(5,831)	(7,951)
Interest income	158	24	260	88
Other (expense) income, net	(60)	3	(4)	24

Income before provision for income taxes	4,486	2,990	22,451	15,915
Provision for income taxes	1,223	860	6,093	4,477
Net income	$3,263	$2,130	$16,358	$11,438

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,080	4,115	4,092	4,115
Diluted	4,116	4,115	4,104	4,115

Income per share:
Basic	$.80	$.52	$4.00	$2.78
Diluted	$.79	$.52	$3.99	$2.78

Dividends declared per share	$.45	$.35	$1.35	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended December 25, 2022 and December 26, 2021

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, September 25, 2022	9,369,235	$94	$62,323	$(23,212)	5,289,515	$(86,662)	$(47,457)

Dividends on common stock	-	-	-	(1,836)	-	-	(1,836)
Share-based compensation	-	-	65	-	-	-	65
Net income	-	-	-	3,263	-	-	3,263
Balance, December 25, 2022	9,369,235	$94	$62,388	$(21,785)	5,289,515	$(86,662)	$(45,965)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, September 26, 2021	9,369,235	$94	$62,291	$(33,614)	5,254,081	$(84,770)	$(55,999)

Dividends on common stock	-	-	-	(1,440)	-	-	(1,440)
Share-based compensation	-	-	8	-	-	-	8
Net income	-	-	-	2,130	-	-	2,130
Balance, December 26, 2021	9,369,235	$94	$62,299	$(32,924)	5,254,081	$(84,770)	$(55,301)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirty-nine weeks ended December 25, 2022 and December 26, 2021

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

Repurchase of common stock	-	-	-	-	35,434	(1,892)	(1,892)
Dividends on common stock	-	-	-	(5,524)	-	-	(5,524)
Share-based compensation	-	-	81	-	-	-	81
Net income	-	-	-	16,358	-	-	16,358
Balance, December 25, 2022	9,369,235	$94	$62,388	$(21,785)	5,289,515	$(86,662)	$(45,965)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 28, 2021	9,369,015	$94	$62,240	$(40,042)	5,254,081	$(84,770)	$(62,478)

Shares issued in connection with share-based compensation plans	220	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(7)	-	-	-	(7)
Dividends on common stock	-	-	-	(4,320)	-	-	(4,320)
Share-based compensation	-	-	66	-	-	-	66
Net income	-	-	-	11,438	-	-	11,438
Balance, December 26, 2021	9,369,235	$94	$62,299	$(32,924)	5,254,081	$(84,770)	$(55,301)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 25, 2022 and December 26, 2021

(in thousands)

(Unaudited)

	December 25, 2022	December 26, 2021
Cash flows from operating activities:
Net income	$16,358	$11,438
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	837	807
Loss on disposal of property and equipment	87	-
Amortization of debt issuance costs	381	518
Share-based compensation expense	81	66
Provision for doubtful accounts	114	112
Deferred income taxes	(2)	(10)
Other non-cash items	(114)	(98)
Changes in operating assets and liabilities:
Accounts and other receivables, net	218	(2,635)
Inventories	186	253
Prepaid expenses and other current assets	332	504
Other assets	20	128
Accounts payable, accrued expenses and other current liabilities	(4,856)	(1,395)
Deferred franchise fees	(376)	249
Other liabilities	63	(41)

Net cash provided by operating activities	13,329	9,896

Cash flows from investing activities:
Insurance proceeds for property and equipment	42	-
Purchase of property and equipment	(564)	(465)

Net cash used in investing activities	(522)	(465)

Cash flows from financing activities:
Dividends paid to stockholders	(5,524)	(4,320)
Payments of withholding tax on net share settlement of share-based compensation plans	-	(7)
Repurchase of treasury stock	(1,892)	-

Net cash used in financing activities	(7,416)	(4,327)

Net increase in cash and cash equivalents	5,391	5,104

Cash and cash equivalents, beginning of period	50,063	81,064

Cash and cash equivalents, end of period	$55,454	$86,168

Cash paid during the period for:
Interest	$7,288	$9,938
Income taxes paid	$5,041	$3,558

Non-cash financing activity:
Dividends declared per share	$1.35	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2022

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 25, 2022 and December 26, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

During fiscal 2022, we experienced pandemic and inflationary pressures, most notably within our Restaurant Operations and Branded Products Program segments. We experienced macroeconomic impacts arising from the long-term duration of the pandemic, including rising labor costs, increasing commodity prices, higher packaging costs and fuel prices, which contributed to a decline in consumer confidence and spending. We expect this trend to continue for the remainder of fiscal 2023. Our average cost of hot dogs for the thirty-nine week period ended December 25, 2022 was approximately 3% higher than during the thirty-nine week period ended December 26, 2021.

Inflation has an impact on food, paper, utility, labor and benefits and other general and administrative expenses which can impact our results of operations. In general, we have been able to offset cost increases resulting from inflation by increasing prices. We may not be able to offset cost increases in the future.

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

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen and thirty-nine weeks ended December 25, 2022 and December 26, 2021 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

Branded Products	$16,661	$16,901	$61,862	$51,960
Company-owned restaurants	1,679	1,736	10,673	9,502
Total sales	18,340	18,637	72,535	61,462

License royalties	6,337	5,878	26,064	24,218

Franchise royalties	829	744	2,785	2,581
Franchise fees	147	175	483	412
Total franchise fees and royalties	976	919	3,268	2,993

Advertising fund revenue	501	479	1,504	1,437

Total revenues	$26,154	$25,913	$103,371	$90,110

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

United States	$24,824	$25,066	$98,836	$87,545
International	1,330	847	4,535	2,565
Total revenues	$26,154	$25,913	$103,371	$90,110

Contract balances

The following table provides information about contract receivables and liabilities (deferred franchise fees) from contracts with customers (in thousands):

	December 25, 2022	March 27, 2022
Receivables, which are included in “Accounts and other receivables, net” (a)	$-	$312
Deferred franchise fees (b)	$1,721	$2,097

(a)	Includes receivables related to “franchise fees and royalties”
(b)	Deferred franchise fees of $343 and $1,378 as of December 25, 2022 and $349 and $1,748 as of March 27, 2022 are included in Deferred franchise fees – current and long term, respectively.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirty-nine weeks ended
	December 25, 2022	December 26, 2021
Deferred franchise fees at beginning of period	$2,097	$1,773
New deferrals due to cash received and other	107	661
Revenue recognized during the period	(483)	(412)
Deferred franchise fees at end of period	$1,721	$2,022

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2023 (a)	$86
2024	339
2025	322
2026	287
2027	168
Thereafter	519
Total	$1,721

(a)

Represents franchise fees expected to be recognized for the remainder of the 2023 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $483 of franchise fee revenue recognized for the thirty-nine weeks ended December 25, 2022.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 25, 2022 and December 26, 2021, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2022	2021	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$3,263	$2,130	4,080	4,115	$0.80	$0.52
Effect of dilutive employee stock options	-	-	36	-	(0.01)	-
Diluted EPS
Diluted calculation	$3,263	$2,130	4,116	4,115	$0.79	$0.52

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2022	2021	2022	2021	2022	2021
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$16,358	$11,438	4,092	4,115	$4.00	$2.78
Effect of dilutive employee stock options	-	-	12	-	(0.01)	-
Diluted EPS
Diluted calculation	$16,358	$11,438	4,104	4,115	$3.99	$2.78

Options to purchase 20,000 shares of common stock in the thirteen and thirty-nine week periods ended December 25, 2022 and December 26, 2021, were not included in the computation of diluted EPS because the exercise price exceeded the average market price of common shares during the period.

NOTE E – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 25, 2022 and March 27, 2022. The Company’s cash balances principally consist of cash in bank and money market accounts.

At December 25, 2022 and March 27, 2022, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

●  Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of December 25, 2022 and March 27, 2022 were as follows (in thousands):

	December 25, 2022		March 27, 2022
	Face value	Fair value	Face value	Fair value

Long-term debt	$110,000	$107,497	$110,000	$111,346

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 25, 2022, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 25,	March 27,
	2022	2022

Branded product sales	$9,301	$9,318
Franchise and license royalties	3,276	3,923
Other	753	391
	13,330	13,632

Less: allowance for doubtful accounts	288	258
Accounts and other receivables, net	$13,042	$13,374

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

Changes in the Company’s allowance for doubtful accounts for the thirty-nine week period ended December 25, 2022 and the fiscal year ended March 27, 2022 are as follows (in thousands):

	December 25, 2022	March 27, 2022

Beginning balance	$258	$345
Bad debt expense	114	186
Write offs and other	(84)	(273)
Ending balance	$288	$258

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 25,	March 27,
	2022	2022

Real estate taxes	$151	$71
Insurance	306	327
Marketing	372	653
Other	280	390
Total prepaid expenses and other current assets	$1,109	$1,441

NOTE I – INTANGIBLE ASSET

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

There have been no significant events or changes in circumstances during the thirteen and thirty-nine week periods ended December 25, 2022 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of December 25, 2022.

NOTE J - LONG LIVED ASSETS

Long-lived assets on a restaurant-by-restaurant basis are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Long-lived assets include property, equipment and right-of-use assets for operating leases with finite useful lives. Assets are grouped at the individual restaurant level which represents the lowest level for which cash flows can be identified largely independent of the cash flows of other assets and liabilities. The Company generally considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.

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

There have been no significant events or changes in circumstances during the thirteen and thirty-nine week periods ended December 25, 2022 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of December 25, 2022.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 25,	March 27,
	2022	2022
Payroll and other benefits	$2,590	$3,109
Accrued rebates	156	166
Rent and occupancy costs	118	90
Deferred revenue	-	876
Construction costs	-	58
Interest	1,131	2,968
Professional fees	71	129
Sales, use and other taxes	55	39
Corporate income taxes	1,094	103
Other	296	295
Total accrued expenses and other current liabilities	$5,511	$7,833

NOTE L – INCOME TAXES

The effective income tax rates for the thirteen weeks ended December 25, 2022 and December 26, 2021 were 27.3% and 28.8%, respectively. The effective income tax rate for the thirteen weeks ended December 25, 2022 reflected $1,223 of income tax expense recorded on $4,486 of pre-tax income. The effective income tax rate for the thirteen weeks ended December 26, 2021 reflected $860 of income tax expense recorded on $2,990 of pre-tax income.

The effective income tax rates for the thirty-nine weeks ended December 25, 2022 and December 26, 2021 were 27.1% and 28.1%, respectively. The effective income tax rate for the thirty-nine weeks ended December 25, 2022 reflected $6,093 of income tax expense recorded on $22,451 of pre-tax income. The effective income tax rate for the thirty-nine weeks ended December 26, 2021 reflected $4,477 of income tax expense recorded on $15,915 of pre-tax income.

The effective income tax rates for the thirteen and thirty-nine weeks ended December 25, 2022 and December 26, 2021 were higher than the United States statutory income tax rate primarily due to state and local taxes.

The amount of unrecognized tax benefits included in Other Liabilities at December 25, 2022 and March 27, 2022 was $437 and $403, respectively, all of which would impact the Company’s effective tax rate, if recognized. As of December 25, 2022 and March 27, 2022, the Company had approximately $315 and $271, respectively, accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

On August 16, 2022, the United States enacted the Inflation Reduction Act. Among other provisions, this new law imposes a 1% excise tax on stock buybacks made after December 31, 2022, with certain exceptions including stock repurchases of less than $1,000 within a tax year. We are not expecting this new law to have a material effect on our consolidated financial statements.

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

Interest expense, interest income, and other (expense) income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

Revenues
Branded Product Program	$16,661	$16,901	$61,862	$51,960
Product licensing	6,337	5,878	26,064	24,218
Restaurant operations	2,655	2,655	13,941	12,495
Corporate (1)	501	479	1,504	1,437
Total revenues	$26,154	$25,913	$103,371	$90,110

Income from operations
Branded Product Program	$2,451	$1,681	$7,003	$5,096
Product licensing	6,292	5,832	25,928	24,081
Restaurant operations	(238)	(69)	1,879	623
Corporate	(2,173)	(1,831)	(6,784)	(6,046)
Income from operations	$6,332	$5,613	$28,026	$23,754

Interest expense	(1,944)	(2,650)	(5,831)	(7,951)
Interest income	158	24	260	88
Other (expense) income, net	(60)	3	(4)	24
Income before provision for income taxes	$4,486	$2,990	$22,451	$15,915

(1)	Represents advertising fund revenue.

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation during each of the thirteen and thirty-nine week periods ended December 25, 2022 and December 26, 2021 was $65 and $8, and $81 and $66, respectively. As of December 25, 2022, there was $3,409 of unamortized compensation expense related to share-based incentive awards. We expect to recognize this expense over approximately fifty-five months, which represents the weighted average remaining requisite service periods for such awards.

During the thirty-nine week period ended December 25, 2022, the Company granted 50,000 restricted stock units at a fair value of $67.59 per unit representing the closing price on the date of grant, which will be fully vested five years from the date of grant. The restricted stock units vest ratably over a five-year period as follows: 10,000 restricted stock units on December 8, 2023; 10,000 restricted stock units on December 8, 2024; 10,000 restricted stock units on December 8, 2025; 10,000 restricted stock units on December 8, 2026; and 10,000 restricted stock units on December 8, 2027.

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

Stock options	$8	$8	$24	$52
Restricted stock units	57	-	57	14
Total compensation cost	$65	$8	$81	$66

Stock options:

There were no new share-based awards granted during the thirty-nine week period ended December 25, 2022.

Transactions with respect to stock options for the thirty-nine weeks ended December 25, 2022 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 27, 2022	20,000	$79.20	2.92	-
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at December 25, 2022	20,000	$79.20	2.17	-

Options exercisable at December 25, 2022	12,500	$85.62	1.29	-

Restricted stock units:

Transactions with respect to restricted stock units for the thirty-nine weeks ended December 25, 2022 are as follows:

		Weighted-
		Average
		Grant-date Fair value
	Shares	Per share
Unvested restricted stock units at March 27, 2022	--	$--
Granted	50,000	$67.59
Vested	--	$-
Unvested restricted stock units at December 25, 2022	50,000	$67.59

NOTE O– STOCKHOLDERS’ EQUITY

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

Effective November 3, 2022, the Board declared its third quarterly cash dividend of $0.45 per share for fiscal 2023 which was paid on December 2, 2022 to stockholders of record as of the close of business on November 21, 2022.

Effective February 2, 2023, the Board authorized the increase of its regular dividend from $0.45 to $0.50 per quarter and declared its fourth quarterly cash dividend of $0.50 per share payable on March 3, 2023 to stockholders of record as of the close of business on February 21, 2023.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Repurchase Program

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 25, 2022, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At December 25, 2022 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately-negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On June 14, 2022, the Board approved a 10b5-1 Plan (the “10b5-1 Plan”) which expired on September 13, 2022.

During the thirty-nine week period ended December 25, 2022, the Company repurchased in open market transactions 35,434 shares of the Company’s common stock at an average share price of $53.39 for a total cost of $1,892 under the 10b5-1 Plan.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 25,	March 27,
	2022	2022

6.625% Senior Secured Notes due 2025	$110,000	$110,000
Less: unamortized debt issuance costs	(1,436)	(1,817)
Long-term debt, net	$108,564	$108,183

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen and thirty-nine week periods ended December 25, 2022 and December 26, 2021 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

Operating lease cost	$378	$378	$1,214	$1,223
Variable lease cost	396	57	1,246	1,023
Less: Sublease income, net	(22)	(41)	(64)	(62)

Total net lease cost	$752	$394	$2,396	$2,184

The following table presents the components of the net lease cost on the Consolidated Statement of Earnings for the thirteen and thirty-nine week periods ended December 25, 2022 and December 26, 2021 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

Restaurant operating expenses	$589	$243	$1,908	$1,713
General and administrative expenses	185	192	552	533
Less: Other income, net	(22)	(41)	(64)	(62)

Total net lease cost	$752	$394	$2,396	$2,184

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

Operating cash flows from operating leases	$216	$187	$950	$544

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 25, 2022 were as follows:

Weighted average remaining lease term (years):	5.6

Weighted average discount rate:	8.868%

Future lease commitments to be paid and received by the Company as of December 25, 2022 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2023 (a)	$383	$42	$341
2024	1,782	271	1,511
2025	1,687	274	1,413
2026	1,717	278	1,439
2027	1,726	281	1,445
Thereafter	2,036	624	1,412
Total lease commitments	$9,331	$1,770	$7,561
Less: Amount representing interest	1,921
Present value of lease liabilities (b)	$7,410

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2023 fiscal year. Amount does not include $1,216 of lease commitments paid and received by the Company for the thirty-nine week period ended December 25, 2022.

(b)

The present value of minimum operating lease payments of $1,827 and $5,583 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the thirteen and thirty-nine week periods ended December 25, 2022 and December 26, 2021 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

Operating lease income, net	$22	$41	$64	$62

NOTE R – COMMITMENTS AND CONTINGENCIES

1.	Commitments

On December 8, 2022, the Company amended its employment agreement with its Executive Chairman of the Board, Howard M. Lorber. Under the amendment, the term of the employment agreement was extended from December 31, 2022 to December 31, 2027. In addition, Mr. Lorber received a grant of 50,000 restricted stock units subject to vesting as provided in a Restricted Stock Unit Award Agreement between Mr. Lorber and the Company.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with John Morrell & Co., a wholly-owned subsidiary of Smithfield Foods, Inc., the impact of our debt service and repayment obligations under the 2025 Notes, including the effect on our ability to fund working capital, operations and make new investments; economic (including inflationary pressures like those currently being experienced), weather (including the impact on the supply of cattle and the impact on sales at our restaurants, particularly during the summer months), and change in the price of beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings, or labor costs; legislative and business conditions; the collectibility of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to continue to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 27, 2022, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At December 25, 2022, our restaurant system, excluding virtual kitchens, consisted of 233 Nathan’s franchised units, including 120 Branded Menu Program units, and four Company-owned units (including one seasonal unit), located in 17 states, and 12 foreign countries (including 2 Branded Menu units in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict). Our virtual kitchens in operation consisted of 226 units located in 19 states and four foreign countries.

At December 26, 2021, our restaurant system, excluding virtual kitchens, consisted of 242 Nathan’s franchised units, including 120 Branded Menu Program units, and four Company-owned units (including one seasonal unit), located in 18 states, and 14 foreign countries. Our virtual kitchens in operation consisted of 277 units located in 20 states and six foreign countries.

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

As described in our Annual Report on Form 10-K for the year ended March 27, 2022, our future results could be materially impacted by many developments including the impact of the COVID-19 pandemic on our business, our dependence on Smithfield Foods, Inc. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods.

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

COVID-19 related pressures have continued during the thirty-nine weeks ended December 25, 2022 (“fiscal 2023 period”), although to a lesser extent than during the thirty-nine weeks ended December 26, 2021 (“fiscal 2022 period”). As approved vaccines continue to be distributed and administered, state and local restrictions continue to be lessened. Despite the fact that vaccines are now widely available across the country, there have been increases in diagnosed cases reported due to the spread of additional COVID-19 variants.

Customer traffic at our Company-owned restaurants, in particular at Coney Island, during the fiscal 2023 period increased by approximately 12% over the fiscal 2022 period. Additionally, we experienced increased customer traffic within our franchise system, including airport locations; highway travel plazas; shopping malls; movie theaters; and casino locations, primarily in Las Vegas, Nevada. The increase in customer traffic translated into higher Company-owned restaurant sales and higher franchise fees and royalties during the fiscal 2023 period than during the fiscal 2022 period.

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

There continues to be uncertainty around the COVID-19 pandemic as variants including Omicron and others have caused increases in the number of reported COVID-19 cases. We cannot predict the ultimate duration, scope and severity of the COVID-19 pandemic or its ultimate impact on our business in the short or long-term. The ongoing economic impacts and health concerns associated with the pandemic may continue to affect consumer behavior, spending levels, and may result in reduced customer traffic and consumer spending trends that may adversely impact our financial condition and results of operations.

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

The ongoing effects of COVID-19 and its variants, along with other macroeconomic events could lead to further wage inflation, product cost inflation and supply chain challenges during the remainder of fiscal 2023 and may impact our operations.

In general, we have been able to offset cost increases resulting from inflation by increasing prices. We continue to monitor these inflationary pressures and will continue to implement mitigation plans as needed. Delays in implementing price increases, competitive pressures, consumer spending levels and other factors may limit our ability to implement further price increases in the future.

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

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding (i) the loss on disposal of property and equipment and (ii) share-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
	(unaudited)		(unaudited)

Net income	$3,263	$2,130	$16,358	$11,438
Interest expense	1,944	2,650	5,831	7,951
Provision for income taxes	1,223	860	6,093	4,477
Depreciation and amortization	303	259	837	807
EBITDA	6,733	5,899	29,119	24,673

Loss on disposal of property and equipment	101	-	87	-
Share-based compensation	65	8	81	66
Adjusted EBITDA	$6,899	$5,907	$29,287	$24,739

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

Due to the above seasonal factors, as well as the COVID-19 pandemic and inflationary pressures, our results of operations for the thirteen and thirty-nine weeks ended December 25, 2022 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended December 25, 2022 compared to thirteen weeks ended December 26, 2021

Revenues

Total revenues increased by 1% to $26,154,000 for the thirteen weeks ended December 25, 2022 (“third quarter fiscal 2023”) as compared to $25,913,000 for the thirteen weeks ended December 26, 2021 (“third quarter fiscal 2022”).

Total sales decreased by 2% to $18,340,000 for the third quarter fiscal 2023 as compared to $18,637,000 for the third quarter fiscal 2022 which included foodservice sales from the Branded Product Program decreasing by 1% to $16,661,000 for the third quarter fiscal 2023 as compared to sales of $16,901,000 for the third quarter fiscal 2022. During the third quarter fiscal 2023, the volume of hot dogs sold in the Branded Product Program increased by approximately 3% as compared to the third quarter fiscal 2022. Our average selling prices decreased by approximately 3% as compared to the third quarter fiscal 2022.

Total Company-owned restaurant sales decreased by 3% to $1,679,000 during the third quarter fiscal 2023 as compared to $1,736,000 during the third quarter fiscal 2022. The decrease was primarily due to a decline in traffic at our Yonkers, New York and Oceanside, New York locations which were partially offset by an increase in traffic at our Coney Island locations.

License royalties increased by 8% to $6,337,000 in the third quarter fiscal 2023 as compared to $5,878,000 in the third quarter fiscal 2022. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, including sales of hot dogs to WalMart, increased 5% to $5,489,000 for the third quarter fiscal 2023 as compared to $5,239,000 in the third quarter fiscal 2022. The increase is primarily due to a 7% increase in retail volume as compared to the third quarter fiscal 2022, which was offset by a 3% decline in average net selling price. The foodservice business earned higher royalties of $63,000 as compared to the third quarter fiscal 2022. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $209,000 during the third quarter fiscal 2023 as compared to the third quarter fiscal 2022 primarily due to additional royalties earned on sales of French fries and seasonings.

Franchise fees and royalties were $976,000 in the third quarter fiscal 2023 as compared to $919,000 in the third quarter fiscal 2022. Total royalties were $829,000 in the third quarter fiscal 2023 as compared to $744,000 in the third quarter fiscal 2022. Royalties earned under the Branded Menu program were $151,000 in the third quarter fiscal 2023 as compared to $101,000 in the third quarter fiscal 2022. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $30,000 in the third quarter fiscal 2023 as compared to $88,000 in the third quarter fiscal 2022. Traditional franchise royalties were $648,000 in the third quarter fiscal 2023 as compared to $555,000 in the third quarter fiscal 2022. Franchise restaurant sales increased to $14,761,000 in the third quarter fiscal 2023 as compared to $12,280,000 in the third quarter fiscal 2022 primarily due to higher sales at airport locations; highway travel plazas; shopping malls; movie theaters; and casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 61 Nathan’s units, excluding sales under the Branded Menu Program) were $12,369,000 in the third quarter fiscal 2023 as compared to $9,811,000 in the third quarter fiscal 2022.

At December 25, 2022, 233 franchised units, including domestic, international and Branded Menu Program units were operating as compared to 242 franchised units, including domestic, international franchised and Branded Menu Program units at December 26, 2021. Total franchise fee income was $147,000 in the third quarter fiscal 2023 as compared to $175,000 in the third quarter fiscal 2022. Domestic franchise fee income was $27,000 in the third quarter fiscal 2023 as compared to $36,000 in the third quarter fiscal 2022. International franchise fee income was $61,000 in the third quarter fiscal 2023 as compared to $63,000 during the third quarter fiscal 2022.

We recognized $59,000 and $76,000 in forfeited fees in the third quarter fiscal 2023 and the third quarter fiscal 2022, respectively. During the third quarter fiscal 2023, two franchised units opened, as well as two Branded Menu Program units. Additionally, 9 virtual kitchens opened. During the third quarter fiscal 2022, twelve franchised units opened, as well as fourteen Branded Menu Program units. Additionally, 39 virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $501,000 during the third quarter fiscal 2023 as compared to $479,000 during the third quarter fiscal 2022 period.

Costs and Expenses

Overall, our cost of sales decreased by 7% to $14,925,000 in the third quarter fiscal 2023 as compared to $16,040,000 in the third quarter fiscal 2022. Our gross profit (representing the difference between sales and cost of sales) increased to $3,415,000 or 19% of sales during the third quarter fiscal 2023 as compared to $2,597,000 or 14% of sales during the third quarter fiscal 2022.

Cost of sales in the Branded Product Program decreased by 7% to $13,681,000 in the third quarter fiscal 2023 as compared to $14,724,000 in the third quarter fiscal 2022, primarily due to the 9% decrease in the average cost per pound of our hot dogs, partially offset by the 3% increase in the volume of hot dogs sold as discussed above. Beef prices declined during the third quarter fiscal 2023 as compared to the significantly higher commodity costs experienced during the third quarter fiscal 2022.

We did not make any purchase commitments of beef during the third quarter fiscal 2023 or the third quarter fiscal 2022. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2023 was $1,244,000 or 74% of restaurant sales as compared to $1,316,000 or 76% of restaurant sales in the third quarter fiscal 2022. The decrease in cost of sales during the third quarter of fiscal 2023 was primarily due to the 3% decrease in sales as discussed above. Food and paper costs as a percentage of Company-owned restaurant sales were 31%, down from 32% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 43%, down from 44% in the comparable period in the prior year. The availability of labor remains a challenge at our Company-owned restaurants and it has required us to remain flexible as it relates to staffing levels and costs.

Restaurant operating expenses were $932,000 in the third quarter fiscal 2023 as compared to $547,000 in the third quarter fiscal 2022. We incurred higher occupancy expenses of $324,000, higher utility expenses of $18,000, and higher insurance costs of $22,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $303,000 in the third quarter fiscal 2023 as compared to $259,000 in the third quarter fiscal 2022.

General and administrative expenses increased by $186,000 or 6% to $3,161,000 in the third quarter fiscal 2023 as compared to $2,975,000 in the third quarter fiscal 2022. The increase in general and administrative expenses was primarily attributable to higher compensation expenses of $287,000 offset, in part, by a decrease in travel expenses of $37,000 and a reduction in bad debt expense of $52,000.

Advertising fund expense, after eliminating Company contributions, was $501,000 during the third quarter fiscal 2023 as compared to $479,000 in the third quarter fiscal 2022.

Other Items

Interest expense of $1,944,000 in the third quarter fiscal 2023 represented interest expense of $1,817,000 on the 2025 Notes and amortization of debt issuance costs of $127,000.

Interest expense of $2,650,000 in the third quarter fiscal 2022 represented interest expense of $2,477,000 on the 2025 Notes and amortization of debt issuance costs of $173,000.

Interest income was $158,000 for the third quarter fiscal 2023 as compared to $24,000 in the third quarter fiscal 2022.

Other expense, net was $60,000 in the third quarter fiscal 2023 which primarily relates to a loss on disposal of assets for capitalized software no longer in use of $101,000 offset by sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the third quarter fiscal 2023 was 27.3% compared to 28.8% in the third quarter fiscal 2022. The effective income tax rate for the third quarter fiscal 2023 reflected income tax expense of $1,223,000 recorded on $4,486,000 of pre-tax income. The effective income tax rate for the third quarter fiscal 2022 reflected income tax expense of $860,000 recorded on $2,990,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits at December 25, 2022 was $437,000 all of which would impact the Company’s effective tax rate, if recognized. As of December 25, 2022, the Company had approximately $315,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 26, 2023.

Results of Operations

Thirty-nine weeks ended December 25, 2022 compared to thirty-nine weeks ended December 26, 2021

Revenues

Total revenues increased by 15% to $103,371,000 for the thirty-nine weeks ended December 25, 2022 (“fiscal 2023 period”) as compared to $90,110,000 for the thirty-nine weeks ended December 26, 2021 (“fiscal 2022 period”).

Total sales increased by 18% to $72,535,000 for the fiscal 2023 period as compared to $61,462,000 for the fiscal 2022 period which included foodservice sales from the Branded Product Program increasing by 19% to $61,862,000 for the fiscal 2023 period as compared to sales of $51,960,000 for the fiscal 2022 period. During the fiscal 2023 period, the volume of hot dogs sold increased by approximately 14% as compared to the fiscal 2022 period. Our average selling prices increased by approximately 5% as compared to the fiscal 2022 period.

Total Company-owned restaurant sales increased by 12% to $10,673,000 during the fiscal 2023 period as compared to $9,502,000 during the fiscal 2022 period. The increase was primarily due to an increase in traffic at our Coney Island locations.

License royalties increased by 8% to $26,064,000 in the fiscal 2023 period as compared to $24,218,000 in the fiscal 2022 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, including sales of hot dogs to WalMart, increased 6% to $23,594,000 for the 2023 fiscal period as compared to $22,161,000 in the fiscal 2022 period. The increase is due to a 9% increase in average net selling price as compared to the fiscal 2022 period which was offset, in part, by a 3% decrease in retail volume. The foodservice business earned higher royalties of $196,000 as compared to the fiscal 2022 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $413,000 during the fiscal 2023 period as compared to the fiscal 2022 period primarily due to additional royalties earned on sales of French fries, cocktail franks, mozzarella sticks, pickles and seasonings.

Franchise fees and royalties were $3,268,000 in the fiscal 2023 period as compared to $2,993,000 in the fiscal 2022 period. Total royalties were $2,785,000 in the fiscal 2023 period as compared to $2,581,000 in the fiscal 2022 period. Royalties earned under the Branded Menu program were $468,000 in the fiscal 2023 period as compared to $430,000 in the fiscal 2022 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $112,000 in the fiscal 2023 period as compared to $258,000 in the fiscal 2022 period. Traditional franchise royalties were $2,205,000 in the fiscal 2023 period as compared to $1,893,000 in the fiscal 2022 period. Franchise restaurant sales increased to $49,302,000 in the fiscal 2023 period as compared to $40,910,000 in the fiscal 2022 period primarily due to higher sales at airport locations; highway travel plazas; shopping malls; movie theaters; and casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 63 Nathan’s units, excluding sales under the Branded Menu Program) were $40,192,000 in the fiscal 2023 period as compared to $31,434,000 in the fiscal 2022 period.

At December 25, 2022, 233 franchised units, including domestic, international and Branded Menu Program units were operating as compared to 242 franchised units, including domestic, international and Branded Menu Program franchise units at December 26, 2021. Total franchise fee income was $483,000 in the fiscal 2023 period as compared to $412,000 in the fiscal 2022 period. Domestic franchise fee income was $84,000 in the fiscal 2023 period as compared to $109,000 in the fiscal 2022 period. International franchise fee income was $191,000 in the fiscal 2023 period as compared to $173,000 during the fiscal 2022 period.

We recognized $208,000 and $130,000 in forfeited fees in the fiscal 2023 period and fiscal 2022 period, respectively. During the fiscal 2023 period, six franchised units opened, as well as two Branded Menu Program units. Additionally, 67 virtual kitchens opened. During the fiscal 2022 period, fifteen franchised units opened, as well as thirty-two Branded Menu Program units. Additionally, 164 virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $1,504,000 in the fiscal 2023 period, as compared to $1,437,000 during the fiscal 2022 period.

Costs and Expenses

Overall, our cost of sales increased by 15% to $59,490,000 in the fiscal 2023 period as compared to $51,536,000 in the fiscal 2022 period. Our gross profit (representing the difference between sales and cost of sales) increased to $13,045,000 or 18% of sales during the fiscal 2023 period as compared to $9,926,000 or 16% of sales during the fiscal 2022 period.

Cost of sales in the Branded Product Program increased by 17% to $53,056,000 during the fiscal 2023 period as compared to $45,343,000 during the fiscal 2022 period, primarily due to the 14% increase in the volume of hot dogs sold as discussed above, as well as a 3% increase in the average cost per pound of our hot dogs. We continue to experience commodity inflation, including beef and beef trimmings.

We did not make any purchase commitments of beef during the fiscal 2023 period or the fiscal 2022 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2023 period was $6,434,000 or 60% of restaurant sales as compared to $6,193,000 or 65% of restaurant sales in the fiscal 2022 period. The increase in cost of sales during the fiscal 2023 period was primarily due to the 12% increase in sales discussed above. The decrease in cost of sales, as a percent of total restaurant sales, was due to an increase in customer counts driving higher sales which were offset by higher commodity costs and restaurant labor costs. Food and paper costs as a percentage of Company-owned restaurant sales were 29%, down from 30% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 31%, down from 35% in the comparable period in the prior year due to labor wage increases as a result of competitive pressures, offset by higher sales.

Restaurant operating expenses were $3,217,000 in the fiscal 2023 period as compared to $2,874,000 in the fiscal 2022 period. We incurred higher occupancy expenses of $118,000, higher utility expenses of $54,000, higher marketing expenses of $51,000, and higher insurance costs of $77,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, were $837,000 in the fiscal 2023 period as compared to $807,000 in the fiscal 2022 period.

General and administrative expenses increased by $420,000 or 4% to $10,122,000 in the fiscal 2023 period as compared to $9,702,000 in the fiscal 2022 period. The increase in general and administrative expenses was primarily attributable to higher compensation expenses of $232,000, and higher marketing and trade show expenses of $295,000.

Advertising fund expense, after eliminating Company contributions, was $1,679,000 in the fiscal 2023 period, as compared to $1,437,000 in the fiscal 2022 period. The Company has determined that the Advertising Fund normal seasonal deficit is not to be fully recovered during the remainder of the fiscal 2023 period and has reflected the projected deficit of $175,000 in the fiscal 2023 period.

Other Items

Interest expense of $5,831,000 in the fiscal 2023 period represented interest expense of $5,450,000 on the 2025 Notes and amortization of debt issuance costs of $381,000.

Interest expense of $7,951,000 in the fiscal 2022 period represented interest expense of $7,433,000 on the 2025 Notes and amortization of debt issuance costs of $518,000.

Interest income was $260,000 for the fiscal 2023 period as compared to $88,000 in the fiscal 2022 period.

Other expense, net was $4,000 in the fiscal 2023 period which primarily relates to a net loss on disposal of assets for capitalized software no longer in use of $87,000, offset by sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2023 period was 27.1% compared to 28.1% in the fiscal 2022 period. The effective income tax rate for the fiscal 2023 period reflected income tax expense of $6,093,000 recorded on $22,451,000 of pre-tax income. The effective income tax rate for the fiscal 2022 period reflected income tax expense of $4,477,000 recorded on $15,915,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits at December 25, 2022 was $437,000 all of which would impact the Company’s effective tax rate, if recognized. As of December 25, 2022, the Company had approximately $315,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $16,000 during the fiscal year ending March 26, 2023.

Off-Balance Sheet Arrangements

At December 25, 2022 and December 26, 2021, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 25, 2022 aggregated $55,454,000, a $5,391,000 increase during the fiscal 2023 period as compared to cash and cash equivalents of $50,063,000 at March 27, 2022. Net working capital increased to $58,413,000 from $48,988,000 at March 27, 2022. We paid our semi-annual interest payments for fiscal 2023 of $3,643,750 on May 1, 2022 and November 1, 2022, respectively. We paid our first, second and third quarter fiscal 2023 dividend payments of $1,852,000, $1,836,000 and $1,836,000 on June 24, 2022, September 2, 2022 and December 2, 2022, respectively. We expect to pay our fourth quarter dividend on March 3, 2023.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year, beginning on May 1, 2018. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $13,329,000 in the fiscal 2023 period is primarily attributable to net income of $16,358,000 in addition to other non-cash operating items of $1,384,000, offset by changes in other operating assets and liabilities of $4,413,000. Non-cash operating expenses consist principally of depreciation and amortization of $837,000, amortization of debt issuance costs of $381,000, share-based compensation expense of $81,000, bad debts of $114,000, and a loss on disposal of assets of $87,000. In the fiscal 2023 period, accounts and other receivables decreased by $218,000 due primarily to lower franchise and license royalties receivable of $647,000 which were offset, in part, by higher receivables due to the Advertising Fund of $329,000. Prepaid expenses and other current assets decreased by $332,000 due primarily to the reduction of prepaid insurance and marketing expenses of $21,000 and $281,000, respectively. In the fiscal 2023 period, accounts payable, accrued expenses and other current liabilities decreased by $4,856,000 due primarily to lower accrued interest expense of $1,837,000 as a result of the partial redemption of our 2025 Notes; a decline in accrued payroll and other benefits of $519,000 resulting primarily from the payment of year-end fiscal 2022 incentive compensation; earned deferred revenue of $876,000; and a decline in accounts payable of $2,534,000 due to the timing of product purchases for our Branded Product Program and Company-owned restaurants. Offsetting these declines were increases in accrued corporate income taxes of $991,000 due to the timing of estimated tax payments and higher earnings.

Cash used in investing activities was $522,000 in the fiscal 2023 period primarily in connection with capital expenditures incurred for our Branded Product Program, our Coney Island restaurants and our general ledger and accounting system upgrade.

Cash used in financing activities of $7,416,000 in the fiscal 2023 period relates primarily to the payments of the Company’s quarterly $0.45 per share cash dividends on June 24, 2022, September 2, 2022 and December 2, 2022 totaling $5,524,000. Additionally, during the fiscal 2023 period, the Company repurchased 35,434 shares of common stock for $1,892,000 under the 10b5-1 Plan.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 25, 2022, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At December 25, 2022, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

On June 14, 2022, the Board approved a 10b5-1 stock plan (the “10b5-1 Plan”) which expired on September 13, 2022.

During the fiscal 2023 period, the Company repurchased in open market transactions 35,434 shares of the Company’s common stock at an average price of $53.39 for a total cost of $1,892,000 under the 10b5-1 Plan. The Company did not repurchase any shares of its common stock during the thirteen weeks ended December 25, 2022.

As discussed above, we had cash and cash equivalents at December 25, 2022 aggregating $55,454,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. On May 31, 2018, the Board authorized the commencement of a regular dividend of $1.00 per share per annum, payable at the rate of $0.25 per share per quarter. On June 14, 2019, the Board authorized the increase of its regular quarterly dividend to $0.35 from $0.25. On February 4, 2022, the Board authorized the increase of its regular quarterly dividend to $0.45 from $0.35. On February 2, 2023, the Board authorized the increase of its regular quarterly dividend to $0.50 from $0.45. The Company paid its first quarter fiscal 2023 dividend of $1,852,000 on June 24, 2022, its second quarter fiscal 2023 dividend of $1,836,000 on September 2, 2022 and its third quarter fiscal 2023 dividend of $1,836,000 on December 2, 2022.

Effective February 2, 2023, the Company declared its fourth quarter dividend of $0.50 per common share to stockholders of record as of the close of business on February 21, 2023, which is payable on March 3, 2023.

The Company’s total cash requirement for dividends for all of fiscal 2023 would be approximately $7,564,000 based on the number of shares of common stock outstanding at February 2, 2023. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

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

At December 25, 2022, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreement with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 27, 2022.

Inflationary Impact

Beginning in fiscal 2022 and continuing into the fiscal 2023 period, we have experienced inflationary pressures on commodity prices. We expect this trend to continue throughout the remainder of fiscal 2023. Our average cost of hot dogs during fiscal 2022 was approximately 19% higher than during fiscal 2021. Our average cost of hot dogs during fiscal 2023 was approximately 3% higher than during fiscal 2022. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations.

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

Cash

We have historically invested our cash and cash equivalents in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 25, 2022, Nathan’s cash and cash equivalents aggregated $55,454,000. Earnings on this cash would increase or decrease by approximately $139,000 per annum for each 0.25% change in interest rates.

Borrowings

At December 25, 2022, we had $110,000,000 of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $275,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Beginning in fiscal 2022 and continuing into the fiscal 2023 period, we have experienced inflationary pressures on commodity prices. We expect this trend to continue throughout the remainder of fiscal 2023. Our average cost of hot dogs during fiscal 2022 was approximately 19% higher than during fiscal 2021. Our average cost of hot dogs during fiscal 2023 was approximately 3% higher than during fiscal 2022. Beginning in July 2021, the cost of hot dogs has increased significantly due to higher costs for beef and beef trimmings, labor, packaging and transportation, as well as supply chain challenges associated with increased consumer demand as a result of the continued recovery from the COVID-19 pandemic. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10.0% in the cost of our food and paper products for the thirty-nine week period ended December 25, 2022 would have increased or decreased our cost of sales by approximately $5,477,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective February 2, 2023, the Board declared its quarterly cash dividend of $0.50 per share which is payable on March 3, 2023 to shareholders of record as of the close of business on February 21, 2023.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 25, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Indicates a management plan or amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 2, 2023	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer (Principal Executive Officer)

Date: February 2, 2023	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)