Form 10-K
period 2023-03-26
NATHANS FAMOUS, INC.
filed 2023-06-08
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 23, 2022- was approximately $176,541,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 2, 2023, there were outstanding 4,079,720 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the conclusion of Nathan Famous, Inc.’s fiscal year ended March 26, 2023.

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

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries. References to the fiscal 2023 period mean the fiscal year ended March 26, 2023 and references to the fiscal 2022 period mean the fiscal year ended March 27, 2022. In addition, references to the “Notes”, “2025 Notes” or the “2025 Senior Secured Notes” refer to the $80,000,000 6.625% Senior Secured Notes due 2025 and references to the “2020 Notes” or the “2020 Senior Secured Notes” refer to the $135,000,000 10.000% Senior Secured Notes which were redeemed on November 16, 2017.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 79,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in eighteen foreign countries. The Company considers itself to be in the foodservice industry and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausages, frozen crinkle-cut French fries and additional products through retail grocery channels and club stores throughout the United States. As of March 26, 2023, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

●

Our Branded Product Program provides foodservice operators in a variety of venues the opportunity to capitalize on our Nathan’s Famous brand by marketing and selling certain Nathan’s Famous hot dog products. We believe that the program has broad appeal to foodservice operators due to its flexibility to deliver our products to a wide variety of distribution channels. In conjunction with the program, operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s Famous point of purchase materials. Unlike our licensing and franchise programs, we do not generate revenue from royalties, but rather by selling our hot dog products either directly to foodservice operators or to various foodservice distributors who resell the products to foodservice operators.

●

Operating quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings, which operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant which opened in 1916.

●

Our franchised restaurant operations are comprised predominately of our Nathan’s Famous concept, which features a menu consisting of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages as well as other items. In fiscal 2021, we opened our first virtual kitchens (existing kitchens with no Nathan’s Famous branded storefront presence, used to fill online orders). We earn royalties on sales at these franchise locations and virtual kitchens. In addition to our traditional franchised restaurants and virtual kitchens, we enable approved foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and a limited menu of other Nathan’s products through our Branded Menu Program (“BMP”). We earn royalties on Nathan’s products purchased by our BMP franchise operators.

We also own the Arthur Treacher’s brand and trademarks. We use the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants, as well as virtual kitchens.

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

High Margin Licensing Revenue Streams

We earn stable and high-margin revenue through multiple licensing programs. Through licensing programs with such companies as Smithfield Foods, Inc., and Lamb Weston, Inc., over twenty Nathan’s Famous branded SKUs are sold through grocery retail channels. All of our licensing agreements combined produced $33,455,000 and $31,824,000 of high margin revenue for fiscal 2023 and 2022, respectively.

Growth Strategies

We continue to pursue the following strategies:

Leverage Nathan’s Famous brand and iconic products to grow sales – We believe that our brand is widely recognized by virtue of our long history and broad geographic footprint, which allows us to enjoy high consumer awareness in the United States and abroad and allows us the opportunity to grow in markets and channels where the brand is known but has not yet achieved optimal market penetration. We believe that our highly visible brand and reputation for high quality products have allowed us to expand our food offerings beyond our signature hot dogs and command a premium price across our portfolio of products.

Retail licensing – We expect that our retail licensing program may continue to grow, centered around our licensing program with Smithfield Foods, Inc. Smithfield Foods, Inc. brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing new products. As a result of our partnership with Smithfield Foods, Inc., we expect Nathan’s Famous products to continue penetrating the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. We believe Smithfield Foods, Inc. expects to continue to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support of our Nathan’s Famous Hot Dog Eating Contests.

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

Franchising – We expect to continue to market our franchise program and Branded Menu Program to large, experienced and successful operators with the financial and business capability to develop multiple franchise locations, as well as to individual-owner operators with evidence of restaurant management experience, net worth and sufficient capital. We also expect to continue developing master franchise programs in foreign countries.

Company-owned restaurants – We may selectively consider opening new Company-owned restaurants on an opportunistic basis. We may also consider new opportunities in both traditional and captive market settings.

Improve Company-owned restaurant profitability – We continue to focus on managing our expenses in the operation of our Company-owned restaurants, with a particular emphasis on cost of goods sold, including food costs, paper costs and labor costs while not sacrificing on overall quality and service that our customers expect. Macroeconomic factors including, but not limited to, inflation have resulted in upward pressures in certain of these operating costs. We continue to explore opportunities and strategies to help mitigate the impact on our operations.

Delivery Only Locations – We expect to continue our presence via delivery and virtual kitchens on an opportunistic basis.

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

Recent Developments

The impact of the global pandemic, COVID-19, in fiscal 2023 was more modest than in fiscal 2022. COVID-19 has contributed to labor challenges within our restaurant operations, including our Company-owned restaurants, our franchised locations, and our Branded Menu Program locations. These labor challenges have contributed to increased wages and salaries.

We continue to monitor the dynamic nature of the COVID-19 pandemic on our business; however, due to the continuous development and fluidity of this pandemic and potential resurgences of new variants of the virus we cannot determine the ultimate impact that the COVID-19 pandemic will have on our business, results of operations and financial condition.

Additionally, during the latter part of fiscal 2022 and extending throughout fiscal 2023, high rates of inflation have been experienced throughout the United States which have resulted in increases in commodity costs, including beef and beef trimmings, paper costs, labor costs and utility costs. These inflationary pressures have directly impacted our restaurant operations as well as our Branded Product Program.

Further inflationary pressures may have an adverse impact on our business and results of operations if we and our franchisees are unable to adjust prices to offset the impact of these cost increases.

The impact of the COVID-19 pandemic and inflationary pressures on our results of operations and liquidity is discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

Fiscal Year

Our fiscal year ends on the last Sunday in March, which will result in a 52 or 53 week year. The fiscal years ended March 26, 2023 and March 27, 2022 were each on the basis of a 52 week reporting period.

Restaurant Operations

Company-owned restaurants

As of March 26, 2023, we operated four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area. Our seasonal location on the Coney Island Boardwalk was open from April 1, 2022 to October 30, 2022. It reopened for the summer season on March 26, 2023.

Three of our Company-owned restaurants range in size from approximately 3,500 square feet to 10,000 square feet and have seating to accommodate between 60 and 125 customers. These restaurants are open seven days a week on a year-round basis and are designed to appeal to consumers of all ages. We have established high standards for food quality, cleanliness, and service at our restaurants and regularly monitor the operations of our restaurants to ensure adherence to these standards.

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

Our Company-owned restaurants contributed $12,161,000 in revenue in fiscal 2023, representing a 12% increase over fiscal 2022. Customer traffic at our Company-owned restaurants, in particular at Coney Island, during the fiscal 2023 period increased by approximately 12% over the fiscal 2022 period.

Our Coney Island flagship location has been open for over 100 years and is the home of the annual Nathan’s Hot Dog Eating Contest, which has been broadcast on ESPN each 4th of July since 2004 and achieved more than one million viewers in fiscal 2023.

COVID-19 related pressures on our Company-owned restaurants continued during the fiscal 2023 period, although to a lesser extent than during the fiscal 2022 period. As a result of the COVID-19 pandemic, we continue to focus on digital and social media initiatives, as well as direct mail, to enhance the customer experience; to increase customer traffic; and to promote off-premise capabilities. We believe that these initiatives play an important role in creating a more seamless and more efficient customer experience and meeting consumer expectations for speed and convenience.

We remain principally focused on the well-being and safety of our guests and restaurant employees. Since there continues to be uncertainty around the COVID-19 pandemic, as variants continue to emerge, we may implement additional safety measures in line with health authority recommendations and regulatory requirements.

Franchise Operations

At March 26, 2023, our franchise system, including our Branded Menu Program, consisted of 232 locations operating in 17 states and 13 foreign countries. It also included 267 virtual kitchens (existing kitchens with no Nathan’s Famous branded storefront presence, used to fill online orders) located in 19 states and 4 foreign countries.

Our franchise operations contributed $4,292,000 in revenue in fiscal 2023, representing an 11% increase over fiscal 2022. As travel continued to increase during the COVID-19 recovery, we experienced increased customer traffic across our franchise system including airport locations; highway travel plazas; shopping malls; movie theaters; and casino locations, primarily in Las Vegas, Nevada.

Our franchise system includes among its franchisees such well-known companies as Applegreen USA Welcome Centres, LLC, HMS Host, Areas USA, National Amusements, Inc., Hershey Entertainment & Resorts Company, Bruster’s Real Ice Cream, and Frisch’s Big Boy. We continue to seek out and to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise locations, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During the fiscal 2023 period, we entered into an agreement with Frisch’s Big Boy restaurants to carry our signature all-beef natural casing hot dogs. This agreement expands our presence in the Midwest, including Ohio, Kentucky and Indiana.

During the fiscal 2023 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 26, 2023, Applegreen USA Welcome Centres, LLC operated seven franchised locations within highway travel plazas and HMS Host operated four franchised locations, including three units at airports, and one unit within a mall. Additionally, twenty-five mobile carts were registered to operate in New York, NY. Fifteen Bruster’s Real Ice Cream shops were selling Nathan’s products under our Branded Menu Program.

During the fiscal 2023 period, 11 franchised locations opened, including 3 Branded Menu Program locations. Additionally, 18 franchised locations closed, including 5 Branded Menu Program locations.

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

Nathan’s World Famous Beef Hot Dogs are flavored with our secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly since our inception over 100 years ago in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries are featured at each Nathan’s restaurant. We believe the majority of sales in our Company-owned restaurants consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: the Nathan’s Famous NY Cheesesteak by Pat LaFreida, our fresh angus hamburgers and our hand-dipped chicken. We have historically used the Arthur Treacher’s brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants, as well as virtual kitchens.

We also partner with major third-party delivery service providers, such as DoorDash, UberEats, GrubHub, and Postmates, providing multiple options for our guests to enjoy Nathan’s Famous products at home.

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

We believe that Nathan’s carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry foodservice, within larger retail operations and other captive markets. Many of these settings may also be appropriate for expanding our Branded Menu Program or Branded Product Program. All of these units feature the Nathan’s Famous logo and utilize a contemporary design.

Nathan’s Standard Franchise Program

Franchisees are required to execute a standard franchise agreement prior to opening each Nathan’s Famous location. Our current standard Nathan’s Famous franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.5% of restaurant sales and the expenditure of up to 2.0% of restaurant sales on advertising. The initial term of the typical franchise agreement is 10 years, with a 5-year renewal option by the franchisee, subject to conditions contained in the franchise agreement. We may offer alternatives to the standard franchise agreement, having to do with the term, franchise royalties, fees or advertising requirements.

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

We offer various management training courses for management personnel of Company-owned and franchised restaurants. A restaurant manager from each restaurant must successfully complete our mandated management training program. We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees. We meet with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is designed to provide individual restaurant and system-wide benefits.

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

A franchisee who desires to open multiple locations in a specific territory within the United States may enter into an area development agreement under which we would expect to receive an area development fee based upon the number of proposed locations which the franchisee is authorized to open. With respect to our international development, we generally grant exclusive territorial rights in foreign countries for the development of Nathan’s locations based upon compliance with a predetermined development schedule. Additionally, we may further grant exclusive manufacturing and distribution rights in foreign countries, and we may require an exclusivity fee to be conveyed for such exclusive rights.

Nathan’s Branded Menu Program

Our Nathan’s Famous Branded Menu Program enables qualified foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, and a limited menu of other Nathan’s products. Under the Branded Menu Program, the operator may use the Nathan’s Famous trademarks on signage and as part of its menu boards. Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials. Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program. The operator provides Nathan’s with a fee and is required to sign a 10-year agreement. We may offer alternatives to the term of the typical Branded Menu Program agreement. Nathan’s does not collect a royalty based on the operator’s sales and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. Instead, the Branded Menu Program operator is required to purchase products from Nathan’s approved distributors and we earn our royalties from such purchases.

Arthur Treacher’s

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its “Original Fish-n-Chips,” consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal “hush puppies.”

As of March 26, 2023, Arthur Treacher’s, as a co-brand, was included within twenty-two Nathan’s Famous restaurants. Additionally, there are seven Arthur Treacher’s BMP locations and 56 Arthur Treacher’s virtual kitchens.

International Development

As of March 26, 2023, Nathan’s Famous franchisees operated 74 locations in thirteen foreign countries.

Through separate licensed manufacturing agreements, Nathan’s World Famous Beef Hot Dogs are currently manufactured in Brazil, Germany and the United Arab Emirates.

We continue to pursue international expansion opportunities. During fiscal 2023, we opened franchised locations in the following international markets: Egypt and Mexico.

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

The following table is a summary of our international operations for the fiscal years ended March 26, 2023 and March 27, 2022: See Item 1A-“Risk Factors.”

	March 26,	March 27,
	2023	2022
Total revenue	$5,898,000	$3,223,000
Gross profit (a)	$1,387,000	$1,023,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned restaurants and franchised locations in operation at March 26, 2023 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Connecticut	-	2	2
Florida	-	21	21
Georgia	-	5	5
Kentucky	-	2	2
Maryland	-	1	1
Massachusetts	-	4	4
Missouri	-	1	1
Nevada	-	7	7
New Jersey	-	23	23
New York	4	69	73
North Carolina	-	4	4
Ohio	-	2	2
Pennsylvania	-	8	8
Rhode Island	-	2	2
South Carolina	-	3	3
Texas	-	2	2
Virginia	-	2	2
Domestic Subtotal	4	158	162

International Locations	Company	Franchise (1)	Total (1)
Brazil	-	3	3
Dominican Republic	-	6	6
Egypt	-	1	1
France	-	8	8
Kazakhstan	-	3	3
Kingdom of Saudi Arabia	-	10	10
Mexico	-	1	1
Panama	-	4	4
Philippines	-	4	4
Spain	-	1	1
Ukraine (2)	-	27	27
United Arab Emirates	-	3	3
United Kingdom	-	3	3
International Subtotal	-	74	74
Grand Total	4	232	236

(1)

Amounts include 120 locations operated pursuant to our Nathan’s and Arthur Treacher’s Branded Menu Programs. Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.

(2)	Two locations in Ukraine are temporarily closed as a result of the Russia-Ukraine conflict.

Branded Product Program

The impact of COVID-19 on our Branded Product Program eased significantly in fiscal 2023 as compared to fiscal 2022. As the level of comfort of consumers gathering in social settings increased and travel increased, our Branded Product Program customers, including professional sports arenas, amusement parks, shopping malls, and movies theaters experienced stronger traffic and attendance contributing to higher sales. The total volume of hot dogs sold in the Branded Product Program increased by approximately 15% over fiscal 2022, rebounding and exceeding pre-pandemic levels. Our Branded Product Program contributed $78,884,000 in revenue in fiscal 2023, representing a 19% increase over fiscal 2022.

Beginning in fiscal 2022 and continuing in fiscal 2023, we have experienced inflationary pressures on commodity prices, including beef and beef trimmings. Our average cost of hot dogs during fiscal 2023 was approximately 1.4% higher than during fiscal 2022. Our average cost of hot dogs during fiscal 2022 was approximately 19% higher than fiscal 2021. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2024.

As of March 26, 2023, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. Pursuant to the Branded Product Program, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Hot Dog On A Stick and Johnny Rockets; national movie theater chains such as Regal Entertainment, National Amusements and Cinemex in Mexico; amusement parks such as Universal Studios; casino hotels such as Foxwoods Casino in Connecticut; and convenience store chains such as RaceTrac and Holiday Station stores. The Branded Products Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs being served in stadiums and arenas that host the New York Yankees, New York Mets, Miami Marlins, Tampa Bay Rays, Brooklyn Nets, Dallas Cowboys, and Green Bay Packers.

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

Licensing Program

Pursuant to an agreement expiring in March 2032, Smithfield Foods, Inc., has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, and sausages in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties. Pursuant to this agreement, Nathan’s earned royalties of approximately $28,688,000 in fiscal 2023 and $27,907,000 in fiscal 2022 representing 21.9% and 24.3% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with Smithfield Foods, Inc., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Since 2002, Smithfield Foods, Inc. has licensed from us the right to manufacture and sell branded hot dogs and sausages to select foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,310,000 and $1,063,000 during the fiscal 2023 and 2022 periods, respectively.  The majority of these royalties were earned from one company. As of March 26, 2023, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned under the retail agreement, including the foodservice program, were approximately 90% of our fiscal 2023 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties, Inc., a wholly-owned subsidiary of Solina. During fiscal 2023 and 2022, we earned royalties of $1,298,000 and $1,216,000, respectively, from this license. Through this agreement, we control the manufacture of all “Nathan’s Famous” branded hot dogs.

During fiscal 2023, our licensee, Lamb Weston, Inc., continued to produce and distribute Nathan’s Famous frozen crinkle-cut French fries and onion rings for retail sale pursuant to a license agreement. These products were distributed within thirty-nine states, primarily on the East Coast, Southwest and West Coast during fiscal 2023. During fiscal 2023 and 2022, we earned royalties of $1,501,000 and $954,000, respectively, under this agreement. For the contract year ended in July 2022 we earned royalties of $581,000 in excess of the annual minimum. Lamb Weston, Inc. continues to seek to further expand its market penetration throughout the United States. Lamb Weston, Inc. exercised its fourth option to extend the license agreement through July 2024, pursuant to which the minimum royalties will increase 4% annually.

During fiscal 2023, our licensee, Bran-Zan Holdings, LLC continued to produce and distribute miniature bagel dogs, franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres through club stores, supermarkets, and other retail food stores. During fiscal 2023 and 2022, we earned royalties of $340,000 and $333,000, respectively, under this agreement.

During fiscal 2023, our licensee, Hermann Pickle Packers, Inc. continued to produce and distribute Nathan’s Famous sauerkraut and pickles pursuant to a license agreement. During fiscal 2023 and 2022, we earned royalties of $318,000 and $291,000, respectively, under this agreement.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by Smithfield Foods, Inc. for sale by our Branded Product Program, our restaurant system, and at retail. Smithfield Foods, Inc. and another hot dog manufacturer supply the hot dogs for our Company-owned and franchise-operated restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties, Inc. produces Nathan’s proprietary spice formulations, and we have, in the past, engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced primarily by Lamb Weston, Inc.

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

We currently utilize a cooperative distribution system pursuant to an agreement with UniPro Foodservice, Inc., National Distribution Alliance (formerly the Multi-Unit Group), which is comprised of institutional food and non-food distributors organized to procure, distribute, and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. The initial term of the agreement was for five years through November 15, 2022. The agreement was subsequently renewed through June 30, 2025, and continuing for two (2) successive one (1) year renewal periods upon mutual consent. We believe this arrangement allows for more flexibility in expanding into new markets throughout the United States, as well as proves to be cost efficient for our current franchisees. The strategic distribution partners under this agreement include: DiCarlo Distributors, Inc., Tapia Brothers Co., Cheney Brothers, Inc., Feesers, Inc., Lipari Foods, LLC, Hillcrest Foods, Sutherland’s Foodservice, and Chain Distribution Services LLC. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Performance Food Group Company, McLane Company, Inc. and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through Company-owned and franchised restaurants (including virtual kitchens), the Branded Product Program, the Branded Menu Program, and through retail grocery channels including supermarkets and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we will continue to seek to grow existing markets and expand into new markets. The Nathan’s Famous brand continues to enjoy tremendous exposure and awareness from our Nathan’s Famous Hot Dog Eating Contests. Due to the COVID-19 pandemic, all regional hot dog eating contests were canceled in fiscal 2023. However, while the regionals were canceled, our annual July 4th Hot Dog Eating Contest Championship returned to our flagship restaurant on the corner of Surf Avenue and Stillwell Avenue in Coney Island, New York. ESPN aired our July 4th Hot Dog Eating Championship Contest as it has done since 2004.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s concession stands and as menu items that are served in suites and throughout premium seating areas. Our current professional sports sponsorships include:

●	Baseball: Yankee Stadium – New York Yankees; Citi Field – New York Mets; Loan Depot Park – Miami Marlins; Tropicana Field – Tampa Bay Rays; and

●	Basketball: The Barclays Center – Brooklyn Nets; and

●	Football: AT&T Stadium – Dallas Cowboys; Lambeau Field – Green Bay Packers.

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund are to be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2023. Some vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

In fiscal 2023, Nathan’s marketing efforts were largely focused on the annual July 4th Hot Dog Eating Contest and its sports sponsorships, as well as digital and social media to drive customers directly to the online menus of our franchisees. This included geo-targeted efforts and direct mail to generate awareness and sales through third party delivery platforms.

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

During fiscal 2023, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, and regional, local distributor trade events, some of which were held virtually due to the COVID-19 pandemic. We have also advertised our products in distributor and trade periodicals. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who are also responsible for direct sales to national, regional and “street” accounts.

During fiscal 2024, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We continue to upgrade our social media platforms by enhancing our corporate website and Facebook page and expanding the use of Instagram and Twitter.

Human Capital

As of March 26, 2023, the Company employed 138 people, 32 of whom were corporate management and administrative employees, 17 of whom were restaurant managers and 89 of whom were hourly full-time and part-time foodservice employees.

As of March 26, 2023, approximately 47% of our employees were female and approximately 69% of our employee population were comprised of racial and ethnic minorities.

We generally employ approximately 270-300 seasonal employees during the spring and summer months. Food service employees at two Company-owned restaurants are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2023. We expect to renew this agreement prior to its expiration. Employees at a third Company-owned restaurant are represented by the same union pursuant to a different agreement that expires on November 30, 2025.

We believe that our efforts to manage our workforce have been effective as evidenced by the fact that the Company has not suffered any strike or work stoppage for more than 49 years.

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

Our workforce represents nearly all demographics, with diversity in age, race, ethnicity and gender. Specifically, more employees identify as racial and ethnic minorities, than white.

We are committed to high standards of ethical, moral and legal business conduct and strive to be an open and honest workplace, providing a positive work environment. To support this commitment, we have a Code of Conduct that provides clear direction for behavioral expectations. We also provide annual training on sexual harassment. In addition, we maintain an anonymous hotline, which includes an 800 number where our employees can report theft or fraudulent behavior.

Compensation and Benefits

The Company is committed to providing market-competitive and equitable pay and benefits to attract and retain great talent. In addition to competitive hourly rates and base salaries, all management employees at our Company-owned restaurants are eligible for performance-based cash incentive bonuses based on the attainment of certain financial metrics, along with all corporate management and administrative employees, at the discretion of our Board of Directors.

The Company attempts to provide a range of benefits to its corporate and nonunion employees and their families, including medical and prescription drug, dental and vision, long-term disability coverage, as well as a 401(k) savings plan and flexible spending accounts. The Company has historically matched contributions to its 401(k) savings plan at a rate of $0.25 per dollar contributed by the employee up to a maximum of 3% of the employee’s annual salary. The Company pays the union medical and pension benefits on behalf of the union employees.

Talent Development

We offer various management training courses for management personnel of our Company-owned and franchised restaurants. A restaurant manager from each restaurant must successfully complete our mandated management training program.

Workplace Safety

We are committed to providing safe work environments and providing our employees with the resources they need to promote their well-being. We are also committed to providing a safe and healthy environment for our restaurant patrons. Since the onset of the COVID-19 pandemic, we continue to monitor public health guidance and to follow recommendations by federal, state and local governments.

Government Regulation

We are subject to a Federal Trade Commission (“FTC”) regulation and several states’ laws that regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

The FTC’s “Trade Regulation Rule Concerning Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures” (the “FTC Franchise Rule”) requires us to disclose certain information to prospective franchisees. Fifteen states, including New York, also require similar disclosure. While the FTC Franchise Rule does not require registration or filing of the disclosure document at the federal level, 14 states require franchisors to register the disclosure document (or obtain exemptions from that requirement) before offering or selling a franchise in that state. The laws of 17 other states require some form of registration (or a determination that a company is exempt or otherwise not required to register) under “business opportunity” laws, which sometimes apply to franchisors such as the Company. These laws have not precluded us from seeking or awarding franchisees in any given area.

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations. Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate. These laws in the United States and overseas have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations. We do not believe that the Russia-Ukraine conflict has had or will have a serious impact on our operations.

We are not aware of any pending franchise legislation in the United States that we believe is likely to significantly affect our operations.

Each Company-owned and franchised restaurant is subject to regulation as to operational matters by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire, and other departments. An inability to obtain or retain health department or other licenses could adversely affect our operations.

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

Governmental authorities have placed an increased focus on environmental matters, particularly in the area of climate change. We cannot predict the precise nature of these initiatives. However, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, as well as the actual or perceived risks of climate change, could have an impact on our business, which we cannot predict at this time.

We are also subject to federal and state environmental regulations, which have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. In addition, the federal Americans with Disabilities Act of 1990 applies with respect to the design, construction, and renovation of all restaurants in the United States.

Each company that manufactures, supplies, or sells our products is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, and other departments.

In fiscal 2021, various governmental bodies in the United States addressed the spread of COVID-19 by imposing limitations on business operations or recommending that residents adopt stringent “social distancing” measures. These restrictions continued into fiscal 2022. As approved vaccines were more widely distributed and administered, these restrictions were significantly eased in fiscal 2023. Due to the fluidity and uncertainty around COVID-19, these measures may be reinstituted periodically and in some regions in an effort to inhibit the spread of new virus variants. Those formal and informal restraints, as well as consumer behavior and other factors (such as supply chain issues), may have a material impact on our ability to operate our business at least while those restrictions are in effect, which may possibly have a longer-term impact on our business and the demand for our products and restaurant services.

We are also subject to the requirement that our restaurants post certain calorie content information for standard menu items, pursuant to Section 4205 of the Patient Protection and Affordable Care Act of 2010. Some of our restaurants are subject to similar requirements that are imposed by certain localities around the country.

Alcoholic beverage control regulations require that each restaurant that sells such products apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Three of our Company-owned restaurants offer beer or wine coolers for sale. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

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

We believe that we operate in substantial compliance with applicable laws and regulations governing our operations, including the FTC Franchise Rule and state franchise laws.

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

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned restaurants, principally at Coney Island, and franchised restaurants from which franchise royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period. Routine seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised restaurants, which are principally located in the Northeast of the United States. Additionally, revenues from our Branded Product Program and retail licensing program generally follow similar seasonal fluctuations, although not to the same degree. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

Competition

The fast-food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, supply chain challenges, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food, as well as the increases in and the locations of, competing restaurants.

Our restaurant system competes with numerous restaurants and drive-in units operating on both a national and local basis, including major national chains with greater financial and other resources than ours. We also compete with local restaurants and diners on the basis of menu diversity, food quality, price, size, site location and name recognition. There is also active competition for management personnel, as well as for suitable commercial sites for Company-owned or franchised restaurants.

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

Our retail licensing program for the sale of packaged foods within retail grocery channels including supermarkets and club stores competes primarily on the basis of reputation, flavor, quality and price. In most cases, we compete against other nationally recognized brands that may have significantly greater resources than those at our disposal.

Segment Reporting

The Company is comprised of the following segments: (1) Branded Product Program, (2) Product licensing, and (3) Restaurant operations. Refer to Footnote I, Segment Information, in the notes to our consolidated financial statements for more information.

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

Investors should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The following risk factors are not exhaustive. Additional risks and uncertainties not presently known to the Company may also adversely impact its business. The Company’s business, financial condition, results of operations or prospects could be adversely affected by any of these risks. In that case, the trading price of the Company’s common stock could decline. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere. See “Forward-Looking Statements” above.

Risks Related to Our Business and Operations

The COVID-19 pandemic and local, state and federal government responses to the COVID-19 pandemic have previously significantly impacted our business and could continue to adversely affect our business, financial condition, and results of operations in the future.

The global crisis resulting from the spread of COVID-19 had a substantial impact on our operations for the fiscal year ended March 28, 2021 and to a lesser extent for the fiscal years ended March 27, 2022 and March 26, 2023. A recurrence of COVID-19 or new variants of COVID-19 could substantially impact customer traffic at our Company-owned restaurants and franchised restaurants, as well as sales to our Branded Product Program customers and royalties earned from our licensing activities.

The Company cannot predict if new variants of COVID-19 will be discovered, what additional restrictions may be enacted by local, state and the federal government, to what extent it can maintain off-premises sales volumes, whether it can maintain sufficient staffing levels at our Company-owned restaurants, or if individuals will be comfortable congregating in our dining rooms or venues such as professional sports arenas, amusement parks, shopping malls or movie theaters or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the Company as a whole. The COVID-19 pandemic has heightened many of the other risks described in this Item 1A, “Risk Factors.”

Increases in the cost of food and paper products could harm our profitability and operating results.

General economic conditions, including economic downturns related to the COVID-19 pandemic, have adversely affected our results of operations and may continue to do so. Similarly, significant inflation has negatively affected our labor, food, commodity and paper costs and may continue to do so.

Food and paper products represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and our beef costs in the United States represent approximately 80% to 90% of our cost of sales. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors beyond our control.

We have experienced and may continue to experience certain supply chain disruptions resulting from, among other things, capacity, transportation, fuel costs, staffing, and other COVID-19 related challenges, which have and may continue to increase the cost of food, commodity and paper products and, in turn, may adversely affect our business, results of operations and financial condition. Future shortages or disruptions could be caused by the factors noted above as well as factors such as natural disasters, health epidemics and pandemics (including the COVID-19 pandemic), social unrest, the impacts of climate change, and inflationary pressures.

We cannot assure that our Company-owned restaurants or our franchised restaurants will be able to purchase its food, commodity or paper products at reasonable prices, or that the cost of such food, commodity or paper products will remain stable in the future.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2024. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef or other food products that we use in our operations significantly increases, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

From time to time, we have sought to lock in the cost of a portion of our beef purchases by entering into various commitments to purchase hot dogs during certain periods in an effort to ensure supply of product at a fixed cost of product. However, we may be unable to enter into similar purchase commitments in the future. In addition, we do not have the ability to effectively hedge our beef purchases using futures or forward contracts without incurring undue financial cost and risk.

Price increases may impact customer visits.

The Company and our franchisees have increased prices on selected menu items in order to offset rising food and commodity costs. Although we have not experienced significant resistance to our past price increases, future price increases may deter customers from visiting our Company-owned restaurants and franchised restaurants and may adversely affect our restaurant operations.

Our licensing revenue and overall profitability is substantially dependent on our agreement with Smithfield Foods, Inc. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.

We earned license royalties from Smithfield Foods, Inc. of approximately $29,998,000 in fiscal 2023 and approximately $28,970,000 in fiscal 2022 representing 23% and 25% of total revenues, respectively. As a result of our agreement with Smithfield Foods, Inc. which expires in 2032, we expect that most of our license revenues will be earned from Smithfield Foods, Inc. for the foreseeable future. In addition, the increase in our adjusted EBITDA (a non-GAAP financial measure (see Reconciliation of GAAP and Non-GAAP measures on page 44 of this report)) from $31,153,000 in fiscal 2022 to $36,383,000 in fiscal 2023 and income from operations from $29,863,000 in fiscal 2022 to $34,445,000 in fiscal 2023 was partially attributable to the license royalties earned from Smithfield Foods, Inc. Accordingly, in the event that (i) Smithfield Foods, Inc. experiences financial difficulties, (ii) there is a disruption or termination of the Smithfield Foods, Inc. agreement or (iii) there is a significant decrease in our revenue from Smithfield Foods, Inc., it would have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our Branded Product Program revenue is from a small number of accounts. The loss of any one or more of those accounts could harm our profitability and operating results.

A small number of our Branded Product Program customers account for a significant portion of our Branded Product Program revenues. Sales to our five largest Branded Product Program customers were 76% and 78% of our Branded Product Program revenues in fiscal 2023 and fiscal 2022, respectively. In the event that any one of these Branded Product Program customers experience financial difficulties or, upon the expiration of their existing agreements, if applicable, are not willing to do business with us in the future on terms acceptable to the Company, there could be a material adverse effect on our business, results of operations and financial condition.

Smithfield Foods, Inc. currently has two manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

Smithfield Foods, Inc. currently has two manufacturing facilities producing different Nathan’s products. A temporary closure at either of these plants could potentially cause a temporary disruption to our source of supply, potentially causing some or all of certain shipments to customers to be delayed. A longer-term significant interruption at either of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while Smithfield Foods, Inc. determines how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption or other events might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

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

In the event that we are unable to find one or more alternative suppliers of hot dogs or French fries on a timely basis, there could be a disruption in the supply of product to our Company-owned restaurants, franchised restaurants and Branded Product Program accounts, which would damage our business, our franchisees and our Branded Product Program customers and, in turn, negatively impact our financial results. In addition, any gap in supply to retail customers would result in lost license royalty income to us, which could have a significant adverse financial impact on our results of operations. Furthermore, any gap in supply to retail customers may damage our brand in the eyes of consumers and the retail trade, which might negatively impact our overall business in general and impair our ability to continue our retail licensing program.

Additionally, there is no assurance that any supplemental sources of supply would be capable of meeting our specifications and quality standards on a timely and consistent basis or that the financial terms of such supply arrangement will be as favorable as our present terms with our hot dog or French fry supplier, as the case may be.

Any of the foregoing occurrences may cause disruptions in the supply of our hot dog or French fry products, as the case may be, and may damage our franchisees and our Branded Product Program customers, which could result in a material adverse effect on our business, results of operations or financial condition.

Our earnings and business growth strategy depend in large part on the success of our product licensees and product manufacturers. Our reputation and the reputation of our brand may be harmed by actions taken by our product licensees or product manufacturers that are otherwise outside of our control.

A significant portion of our earnings has come from royalties paid by our product licensees, such as Smithfield Foods, Inc., Saratoga Food Specialties, Inc., a wholly-owned subsidiary of Solina, and Lamb Weston Holdings, Inc. Although our agreements with these licensees contain numerous controls and safeguards, and we monitor the operations of our product licensees, our licensees are independent contractors, and their employees are not our employees. Accordingly, we cannot necessarily control the performance of our licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture our products for retail distribution and our foodservice businesses, to timely deliver the licensed products, to market the licensed products and to assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product is likely to be attributed by consumers to an entire brand’s reputation, potentially adversely affecting our business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect our business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

The quick-service restaurant business is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant business of the foodservice industry is intensely competitive with respect to taste preferences, price, service, location, brand reputation, advertising and promotional initiatives, personnel, and the type and quality of menu offerings. We and our franchisees compete with international, national, regional and local restaurant chains. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of digital and social media engagement, and new product development. We anticipate competition will continue to focus on quality, convenience and pricing. Many of our competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. For example, many of those competitors have adopted “value pricing” strategies intended to lure customers away from other companies, including our Company. Consequently, these strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions. Extensive price discounting in the quick-service restaurant business could have an adverse effect on our financial results.

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

We also face growing competition from food delivery services including virtual kitchens, particularly in urbanized areas, and this trend, which accelerated following the onset of the COVID-19 pandemic, may continue.

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

Further, we are dependent upon consumer discretionary spending and are subject to changes in or uncertainty regarding macroeconomic conditions in the United States and in other regions of the world. If the economy experiences a downturn or there are other uncertainties regarding economic prosperity, or other negative global and local macroeconomic conditions, consumer spending may be negatively impacted which may adversely affect our sales and operating profit.

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

Our products are susceptible to contamination by disease-producing organisms, or pathogens, such as salmonella, norovirus, hepatitis A, trichinosis and generic E. coli. In addition, our beef products are also subject to the risk of contamination from bovine spongiform encephalopathy. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing, foodservice or consumer level. Our suppliers’ manufacturing facilities and products, as well as our franchisee and Company-owned restaurant operations, are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could adversely affect our revenue. Furthermore, we cannot assure you that compliance with governmental regulations by our suppliers or in connection with restaurant operations will eliminate the risks related to food safety.

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

There has been a marked increase in the use of social media platforms and other forms of internet-based communications, including video sharing and instant messaging platforms that allow individuals to access a broad audience of consumers and other interested persons. The availability of information on these social media platforms and internet-based communications is virtually immediate, as is its impact. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our business and products may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms could also be used for dissemination of trade secret information, compromising valuable Company assets. The dissemination of information online, regardless of its accuracy, could harm our business, results of operations and financial condition.

The use of social media has become a larger element of our advertising and promotional efforts. These marketing initiatives may not be successful, resulting in expenses incurred without a corresponding increase in sales, increased customer awareness or engagement or brand awareness.

Changing health or dietary preferences may cause consumers to avoid products offered by us in favor of alternative foods.

The foodservice industry is affected by consumer preferences and perceptions, including calories, sodium, carbohydrates or fat. If prevailing health or dietary preferences, perceptions and governmental regulation cause consumers to avoid the products we offer in favor of alternative or healthier foods, demand for our products may be reduced and could materially adversely affect our business, results of operations and financial condition.

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

We have registered or applied to register many of our trademarks and service marks both in the United States and in foreign countries. Due to the differences in foreign trademark laws, our trademark rights may not receive the same degree of protection in foreign countries as they would in the United States. We also cannot assure you that our trademark and service mark applications will be approved. In addition, third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks or service marks. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our marks, or that we will have adequate resources to enforce our trademarks or service marks.

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

A portion of our earnings comes from royalties, fees and other amounts paid by our restaurant franchisees. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable restaurant sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to meet construction schedules, the availability of financing and the financial and other capabilities of our franchisees and area developers. We cannot assure you that area developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. Our franchisees are independent contractors, and their employees are not our employees. We provide training and support to, and monitor the operations of, our franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond our control. Consequently, the franchisees may not successfully operate their restaurants in a manner consistent with our high standards and requirements, and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchised restaurant is likely to be attributed by consumers to an entire brand or our system, thus damaging our corporate or brand reputation, potentially adversely affecting our business, results of operations and financial condition.

Growth in our restaurant revenue and earnings is significantly dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to: our ability to attract new franchisees; the availability of site locations for new restaurants; the ability of potential restaurant owners to obtain financing, which may become more difficult due to current market conditions and rising interest rates; the ability of restaurant owners to hire, train and retain qualified operating personnel; construction and development costs of new restaurants, particularly in highly-competitive markets; the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and adverse weather conditions.

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

As our franchisees are independent operators, we have limited influence over their ability to invest in other businesses or incur excessive indebtedness. Some of our franchisees have invested in other businesses, including other restaurant concepts. Such franchisees may use the cash generated by their Nathan’s restaurants to expand their other businesses or to subsidize losses incurred by such businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees have in the past, and may in the future, experience financial distress as a result of over-leveraging. To the extent that our franchisees use the cash from their Nathan’s restaurants to subsidize their other businesses or experience financial distress, due to over-leveraging, delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them, or otherwise, it could have a material adverse effect on our business, results of operations and financial condition. In addition, lenders to our franchisees may be less likely to provide current or prospective franchisees necessary financing on favorable terms, or at all, due to market conditions and operating results.

We rely on the performance of major retailers, wholesalers, specialty distributors and mass merchants for the success of our business, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.

We sell our products to retail outlets and wholesale distributors including, traditional supermarkets, mass merchandisers, warehouse clubs, wholesalers, food service distributors and convenience stores. The replacement by or poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could materially and adversely affect our business, results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support. A significant decline in the purchase of our products would have a material adverse effect on our business, results of operations and financial condition.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. These events and factors include:

●	continued recovery from the COVID-19 pandemic;
●	changes in customer demand;
●	sales promotions by Nathan’s and its competitors;
●	variations in the timing and volume of Nathan’s sales and franchisees’ sales;
●	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;

●	changes in average same-store sales and customer visits;
●	variations in the price, availability and shipping costs of supplies;
●	tax expense, asset impairment charges and other non-operating costs;
●	seasonal effects on demand for Nathan’s products;
●	unexpected slowdowns in new store development efforts;
●	changes in competitive and macroeconomic conditions in the United States and in other regions of the world, including the Russia-Ukraine conflict;
●	changes in the cost or availability of ingredients or labor and our inability to offset these higher costs with price increases;
●	weather and acts of God; and
●	changes in the number of franchises sold and franchise agreement renewals.

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

As of March 26, 2023, we and our franchisees (including locations operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 17 states and 13 foreign countries. As of March 26, 2023, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our business, results of operations and financial condition.

We rely extensively on computer systems, point of sales system and information technology to manage our business. Any disruption in our computer systems, point of sales system or information technology may adversely affect our ability to run our business.

We are significantly dependent upon our computer systems, point of sales system and information technology to properly conduct our business. A failure or interruption of computer systems, point of sales systems or information technology could result in the loss of data, business interruptions or delays in business operations. Many of these systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security, availability and integrity of their systems. Despite our considerable efforts to secure our computer systems and these third-party systems, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems, and/or these third-party systems may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

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

Although we have taken measures to protect our technology systems and infrastructure, including working to upgrade our existing information technology systems and provide employee training around phishing, malware and other cyber risks, there can be no assurance that we will be successful and fully protected against cyber risks and security breaches. A security breach could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, damages, claims or fines.

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

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent, in particular, on our ability to retain and motivate our executive officers, for certain of whom we currently have employment agreements in place. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition, results of operations and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

Additionally, our Company-owned restaurants and franchised restaurants are highly service-oriented, and our success depends in part upon the ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. We are experiencing and may continue to experience a shortage of labor for positions in our Company-owned restaurants and franchised restaurants, due to the current competitive labor market.

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

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  The minimum hourly wage in New York state for fast food workers of restaurant chains with 30 or more locations nationwide is $15.00 per hour. Additionally, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. As a result, we anticipate that our labor costs will continue to increase.  If we are unable to pass on these higher costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition. Our business could be further negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants.

Changes in franchise regulations and laws could impact our ability to obtain or retain licenses or approvals and adversely affect our business, financial condition, results of operations and prospects.

We are subject to federal statutes and regulations, including the rules promulgated by the U.S. Federal Trade Commission, as well as certain state laws governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require that certain materials be filed for a franchisor to be registered and approved, before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could have a material adverse effect on our business, financial condition, results of operations and prospects. The FTC is also considering adopting changes to (and potentially bans upon) enforcement of covenants against competition and similar contractual arrangements between a business and its workers; although as announced by the FTC, that proposed regulation would not apply to franchisor-franchisee relationships. However, the FTC has sought comment on whether the pending regulation should apply to the franchisor-franchisee relationship and we cannot predict the form in which it will ultimately be promulgated by the FTC. In the form that the FTC originally proposed, we do not expect the pending non-competition rule to significantly impact our business; however, should the FTC limit enforcement of covenants against competition in franchise relationships, that might have a significant impact on our operations.

We are subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage our corporate reputation or the reputation of our brands and lower profits.

We and our franchisees are subject to various federal, state and local laws, rules or regulations affecting our businesses. To the extent that the standards imposed by local, state and federal authorities are inconsistent, they can adversely affect popular perceptions of our business and increase our exposure to litigation or governmental investigations or proceedings. We may be unable to manage effectively the impact of new, potential or changing regulations that affect or restrict elements of our business. The successful development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. There can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants which could delay the opening of such restaurants in the future. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and accordingly our reputation could be harmed.

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

Supply chain risk could increase our costs and limit the availability of ingredients and supplies that are critical to our operations. The markets for some of our ingredients, such as beef and beef trimmings are particularly volatile due to factors beyond our control such as limited sources, seasonal shifts, climate conditions and industry demand, including as a result of animal disease outbreaks, food safety concerns, product recalls and government regulation. In addition, we have a limited number of suppliers and distributors. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, beginning in the latter part of fiscal 2022 and continuing during fiscal 2023 costs for certain supplies and ingredients, such as packaging, beef and beef trimmings, and freight, increased materially and rapidly, which combined with inflationary pressures could continue. Such factors may have a material adverse effect on our business, results of operations and financial condition.

We are subject to many federal, state and local laws, as well as statutory and regulatory requirements. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.

The National Labor Relations Board (“NLRB”) is considering, and has previously considered whether to hold certain franchisors responsible as a “joint employer” of its franchisees’ staff under certain fact patterns. There is also the possibility of administrative action from other agencies, state governments, and in private lawsuits that may allege that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise. If the United States Department of Labor and agencies such as the Occupational Safety and Health Administration and the NLRB take a more aggressive position on defining and enforcing joint employer status, or if Congress passes the proposed “PRO Act,” and it is signed into law, that might change the status quo and expose Nathan’s to the possibility of being deemed a “joint employer” of our franchisees’ staff together with our franchisees and possibly to some franchisees being reclassified as “employees.”

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

Additionally, state and local laws such as the recently passed Fast Food Accountability and Standards (FAST) Recovery Act (AB257) in California may require wage increases and working hour and working condition standards that may increase our costs without corresponding benefits. Although implementation and enforcement of the FAST Act is stayed pending a referendum in 2024, it is possible that it will pass, and that other jurisdictions may pass similar laws.

California also adopted a new law to address data privacy. The California Consumer Privacy Act (“CCPA”) took effect at the beginning of 2020, and imposes stringent data security standards, which might apply more broadly than only within the borders of that state (for example, if a California resident buys products or has them shipped into the state and pays with a credit or debit card). Other states, including Connecticut, Colorado, Illinois, New York, Utah and Virginia have since adopted laws that apply to data and other biometric technology which may be broadly interpreted. It remains uncertain whether the CCPA and the laws adopted in other states will have a material impact on our operations or that of our franchisees.

Our business is subject to an increasing focus on Environmental, Social, and Governance (ESG) matters.

In recent years, there has been an increasing focus by stakeholders – including employees, franchisees, customers, suppliers, governmental and non-governmental organizations, and investors – on ESG matters. A failure, whether real or perceived, to address ESG could adversely affect our business, including by heightening other risks disclosed in this Item 1A, “Risk Factors.” In the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, supply chain management and labor practices.

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

While we have approved a quarterly dividend policy, there can be no assurance as to the declaration of future dividends or the amount of such dividends.

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

As of March 26, 2023, we had total outstanding indebtedness of $80,000,000 which is due in 2025. Subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future, which would increase the risks related to our high level of indebtedness. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all our debt obligations, including the repayment of the Notes.

Specifically, our high level of indebtedness could have important potential consequences, including, but not limited to:

●	increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment;
●	make it more difficult for us to satisfy our other financial obligations, including our obligations relating to the Notes;
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

We currently lease approximately 9,300 square feet of space for our executive offices in Jericho, New York for approximately $397,000 per year, under a lease agreement which expires on March 31, 2029.

At March 26, 2023, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	November 2028	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue (b)	Yonkers, NY	December 2023	3,500

(a)	Seasonal satellite location.

(b)	Effective May 3, 2023, we notified the landlord that the Company would exercise its first option to extend the term of its lease for an additional five (5) years to expire in December 2028.

At March 26, 2023, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,615,000 in fiscal 2023.

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

Dividend Policy

During fiscal 2023, the Company declared and paid three quarterly dividends of $0.45 per share and one quarterly dividend of $0.50 per share. Effective June 8, 2023, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal year 2024 which is payable on June 28, 2023 to stockholders of record as of the close of business on June 20, 2023.

Our ability to pay future dividends is limited by the terms of an Indenture, dated November 1, 2017, between the Company, certain of its wholly-owned subsidiaries, as guarantors and U.S. Bank Trust Company, National Association (formerly known as U.S. Bank National Association), as Trustee and Collateral Trustee (the “Indenture”). It has been the Board’s policy to return capital to our shareholders primarily through the purchase of stock pursuant to our stock buyback programs.

In addition to the terms of the Indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements and there can be no assurance that we will declare and pay any dividends subsequent to the June 28, 2023 dividend.

Shareholders

As of June 2, 2023 we had approximately 323 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended March 26, 2023.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Overview of the Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated COVID-19.

COVID-19 related pressures continued during the fiscal year ended March 26, 2023 (“fiscal 2023 period”), although to a lesser extent than during the fiscal year ended March 27, 2022 (“fiscal 2022 period”).

Customer traffic at our Company-owned restaurants, in particular at Coney Island, during the fiscal 2023 period increased by approximately 12% over the fiscal 2022 period. Additionally, we experienced increased customer traffic within our franchise system, including airport locations; highway travel plazas; shopping malls; movie theaters; and casino locations, primarily in Las Vegas, Nevada. The increase in customer traffic translated into higher Company-owned restaurant sales and higher franchise fees and royalties during the fiscal 2023 period as compared to the fiscal 2022 period.

Additionally, as the level of comfort of consumers gathering in social settings increased and travel continued to increase, our Branded Product Program customers, including professional sports arenas, amusement parks, shopping malls and movie theaters experienced stronger attendance contributing to higher sales.

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

Inflation

We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, we have experienced rising transportation costs, rising costs of hot dogs due to the higher costs for beef and beef trimmings, and other food costs and paper products, which could continue into fiscal 2024.

In general, we have been able to offset cost increases resulting from inflation by increasing prices and adjusting product mix. We continue to monitor these inflationary pressures and will continue to implement mitigation plans as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, consumer spending levels and other factors may limit our ability to implement further price increases in the future.

Business Overview

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings. Our Company-owned restaurants and franchised units operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s product licensing program sells packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. Our Branded Product Program enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. Our Branded Menu Program is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the sale of Nathan’s products directly to other foodservice operators, the manufacture of certain proprietary spices by third parties and franchising the Nathan’s restaurant concept (including the Branded Menu Program and virtual kitchens).

The following summary reflects the openings and closings of the Nathan’s franchise system (including the Branded Menu Program) for the fiscal years ended March 26, 2023 and March 27, 2022.

	March 26, 2023		March 27, 2022
Beginning balance		239	213
Opened		11	54
Closed		(18)	(28)
Ending balance	(A) (B)	232	239

(a)	Including two Branded Menu Program locations in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict.
(b)	Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.

At March 26, 2023, our franchise system consisted of 232 Nathan’s franchised locations, including 120 Branded Menu locations located in 17 states, and 13 foreign countries. We also operate four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area.

Our strategic emphasis is focused on increasing the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned restaurants and franchised units, including virtual kitchens. The primary drivers of our growth have been our Licensing and Branded Product Programs, which are the largest contributors to the Company’s revenues and profits.

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

As described in Item 1A. "Risk Factors" and other sections in this Annual Report on Form 10-K for the year ended March 26, 2023, our future results could be impacted by many developments including the impact of the COVID-19 pandemic and inflationary pressures on our business, as well as our dependence on Smithfield Foods, Inc. as our principal supplier, and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. Our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods.

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The 2025 Notes were issued pursuant to an indenture, dated November 1, 2017, (the “Indenture”) by and among the Company, certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association), as trustee and collateral trustee.  The Company used the net proceeds of the 2025 Notes offering to redeem the 2020 Notes, paid a portion of a special $5.00 cash dividend and used the remaining proceeds for general corporate purposes, including working capital.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. During the fiscal year ended March 26, 2023, the Company made its required semi-annual interest payments on May 1, 2022 and November 1, 2022. On January 26, 2022, the Company redeemed $40,000,000 in aggregate principal amount of its 2025 Notes. On March 21, 2023, the Company redeemed an additional $30,000,000 in aggregate principal amount of its 2025 Notes. $80,000,000 of the 2025 Notes were outstanding as of March 26, 2023. On May 1, 2023, the Company paid its first semi-annual interest payment of fiscal 2024.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Our future results may be impacted by our interest obligations under the 2025 Notes. As a result of the 2025 Notes and the subsequent partial redemption which occurred on March 21, 2023, the Company expects to incur annual interest expense of $5,300,000 per annum and annual amortization of debt issuance costs of approximately $369,000.

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

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of our Company-owned restaurants and Corporate office space. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement date that we would exercise the option to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. Fixed minimum rent payments are recognized on a straight-line basis over the lease term. Contingent rent payments are recognized each period as the liability is incurred.

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

Revenue Recognition

We earn revenues through our Company-owned restaurants, franchised restaurants and virtual kitchens. Retail sales from franchised restaurants and virtual kitchens are reported to us by our franchisees and virtual kitchen operators and are not included in our revenues. Retail sales from Company-owned restaurants are recognized at the point of sale. Royalty revenues resulting from the retail sales from franchised restaurants and virtual kitchens are generally based on a percentage of sales and recognized on a monthly basis when it is earned and deemed collectible. Franchise fees, renewal fees, area development fees, and transfer fees are recognized as revenue over the term of each respective agreement, or upon termination of the franchise agreement. Revenues from Company-owned restaurants and revenues from franchisees and our virtual kitchen operators can fluctuate from time-to-time as a result of restaurant count and sales level changes.

We may also generate revenues from advertising contributions which are made to the Company’s advertising fund which are also generally based on a percentage of sales. Some vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of (i) goodwill of $95,000 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, and the trade name and other intellectual property of $869,000 in connection with Arthur Treacher’s. Goodwill is not amortized, but is tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. As of March 26, 2023 and March 27, 2022, the Company performed its annual impairment test of goodwill and has determined no impairment was deemed to exist.

The Company determined its intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is six years concluding in fiscal 2028 and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $174,000 and $113,000 during each of the fiscal years ending March 26, 2023 and March 27, 2022. The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 26, 2023 and March 27, 2022. Cash flow projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets for operating leases with finite useful lives. Impairment losses are recorded on long-lived assets whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the assets, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the assets. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material. No long-lived assets were deemed impaired during the fiscal years ended March 26, 2023 and March 27, 2022.

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

Uncertain Tax Positions

The Company has recorded liabilities for underpayment of income taxes and related interest and penalties for uncertain tax positions based on the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Nathan’s recognizes accrued interest and penalties associated with unrecognized tax benefits as part of the income tax provision. See Note H of the notes to our consolidated financial statements.

New Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the consolidated financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The Company will adopt the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2024. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

Results of Operations

Fiscal year ended March 26, 2023 compared to fiscal year ended March 27, 2022

Revenues

Total revenues increased by 14% to $130,785,000 for the fifty-two weeks ended March 26, 2023 ("fiscal 2023") as compared to $114,882,000 for the fifty-two weeks ended March 27, 2022 ("fiscal 2022").

Total sales increased by 18% to $91,045,000 for the fiscal 2023 period as compared to $77,227,000 for the fiscal 2022 period. Foodservice sales from the Branded Product Program were $78,884,000 for the fiscal 2023 period as compared to sales of $66,322,000 for the fiscal 2022 period. During the fiscal 2023 period, the total volume of hot dogs sold in the Branded Product Program increased by approximately 15% as compared to the fiscal 2022 period. Our average selling prices, which are partially correlated to the beef markets, increased by approximately 4% as compared to the fiscal 2022 period.

Total Company-owned restaurant sales increased by 12% to $12,161,000 during the fiscal 2023 period as compared to $10,905,000 during the fiscal 2022 period. The increase was primarily due to an increase in traffic at our Coney Island locations.

License royalties increased by 5% to $33,455,000 in the fiscal 2023 period as compared to $31,824,000 in the fiscal 2022 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased 4% to $29,998,000 for the fiscal 2023 period as compared to $28,970,000 for the fiscal 2022 period. The increase is due to a 7% increase in average net selling price as compared to the fiscal 2022 period which was offset, in part, by a 4% decrease in retail volume. The foodservice business earned higher royalties of $247,000 as compared to the fiscal 2022 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $603,000 during the fiscal 2023 period as compared to the fiscal 2022 period primarily due to additional royalties earned on sales of French fries, cocktail franks, mozzarella sticks, pickles and seasonings.

Franchise fees and royalties increased by 11% to $4,292,000 in the fiscal 2023 period as compared to $3,859,000 in the fiscal 2022 period. Total royalties were $3,636,000 in the fiscal 2023 period as compared to $3,304,000 in the fiscal 2022 period. Royalties earned under the Branded Menu Program were $630,000 in the fiscal 2023 period as compared to $580,000 in the fiscal 2022 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $149,000 in the fiscal 2023 period as compared to $318,000 in the fiscal 2022 period. Traditional franchise royalties were $2,857,000 in the fiscal 2023 period as compared to $2,406,000 in the fiscal 2022 period. Franchise restaurant sales increased to $63,739,000 in the fiscal 2023 period as compared to $52,319,000 in the fiscal 2022 primarily due to higher sales at airport locations; highway travel plazas; shopping malls; movie theaters; and casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 63 Nathan’s locations, excluding sales under the Branded Menu Program) were $51,926,000 during the fiscal 2023 period as compared to $40,112,000 during the fiscal 2022 period.

At March 26, 2023, 232 franchised locations, including domestic, international and Branded Menu Program outlets were operating as compared to 239 franchised locations, including domestic, international and Branded Menu Program outlets at March 27, 2022. Total franchise fee income was $656,000 in the fiscal 2023 period as compared to $555,000 in the fiscal 2022 period. Domestic franchise fee income was $110,000 in the fiscal 2023 period as compared to $133,000 in the fiscal 2022 period. International franchise fee income was $280,000 in the fiscal 2023 period as compared to $241,000 in the fiscal 2022 period.

We recognized $266,000 and $181,000 of forfeited fees in the fiscal 2023 and fiscal 2022 periods, respectively. During the fiscal 2023 period, 11 franchise locations opened, including 3 new Branded Menu Program outlets. Additionally, 18 franchise locations closed, including 5 Branded Menu Program outlets. During the fiscal 2022 period, 54 franchised locations opened, including 37 Branded Menu Program outlets. Additionally, 28 franchise locations closed, including 9 Branded Menu Program outlets.

Advertising fund revenue, after eliminating Company contributions, was $1,993,000 in the fiscal 2023 period and $1,972,000 during the fiscal 2022 period.

Costs and Expenses

Overall, our cost of sales increased by 15% to $75,172,000 in the fiscal 2023 period as compared to $65,164,000 in the fiscal 2022 period. Our gross profit (representing the difference between sales and cost of sales) was $15,873,000 or 17% of sales during the fiscal 2023 period as compared to $12,063,000 or 16% of sales during the fiscal 2022 period.

Cost of sales in the Branded Product Program increased by 17% to $67,646,000 during the fiscal 2023 period as compared to $57,942,000 in the fiscal 2022 period, primarily due to the 15% increase in the volume of hot dogs sold as discussed above, as well as a 1.4% increase in the average cost per pound of our hot dogs. Inflationary pressures eased somewhat during the latter half of fiscal 2023, yet pricing pressures on commodities, including beef and beef trimmings remain.

We did not make any purchase commitments for beef during the fiscal 2023 or the fiscal 2022 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2023 period was $7,526,000 or 62% of restaurant sales, as compared to $7,222,000 or 66% of restaurant sales in the fiscal 2022 period. The increase in cost of sales during the fiscal 2023 period was primarily due to the 12% increase in sales discussed above. The decrease in cost of sales, as a percent of total restaurant sales, was due to an increase in customer counts driving higher sales. Food and paper costs as a percentage of Company-owned restaurant sales were 29%, down from 30% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 33%, down from 36% in the comparable period in the prior year due to labor wage increases as a result of competitive pressures, offset by higher sales.

Restaurant operating expenses increased by $325,000 to $3,984,000 in the fiscal 2023 period as compared to $3,659,000 in the fiscal 2022 period. We incurred higher occupancy expenses of $129,000, higher utility expenses of $19,000, higher marketing expenses of $60,000, higher repairs and maintenance expenses of $23,000, and higher insurance expenses of $88,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, were $1,135,000 in the fiscal 2023 period as compared to $1,054,000 in the fiscal 2022 period.

General and administrative expenses increased $916,000 or 7% to $14,061,000 in the fiscal 2023 period as compared to $13,145,000 in the fiscal 2022 period. The increase in general and administrative expenses was primarily attributable to higher incentive compensation expenses of $161,000, higher share-based compensation expense of $184,000, higher bad debt expense of $271,000 and higher marketing and trade show related expenses of $284,000.

Advertising fund expense, after eliminating Company contributions, was $1,988,000 in the fiscal 2023 period, as compared to $1,997,000 in the fiscal 2022 period. The Company had previously projected that the advertising fund’s normal seasonal deficit was not going to be recovered during the fiscal 2023 period and recorded a projected $175,000 deficit in its second quarter fiscal 2023 results of operations. As a result of the cancellation of certain marketing initiatives in the fourth quarter fiscal 2023, the projected deficit was eliminated.

Other Items

On March 21, 2023, the Company completed the partial redemption, in the principal amount of $30,000,000, of the 2025 Notes. In connection with the partial redemption, the Company recorded a loss on early extinguishment of debt of $357,000 that reflected the write-off of a portion of previously recorded debt issuance costs.

On January 26, 2022, the Company completed the partial redemption, in the principal amount of $40,000,000, of the 2025 Notes. In connection with the partial redemption, the Company recorded a loss on early extinguishment of debt of $1,354,000 that primarily reflected the redemption premium of $662,000 and the write-off of a portion of previously recorded debt issuance costs of $692,000.

Interest expense of $7,742,000 in fiscal 2023 represented interest expense of $7,234,000 on the 2025 Notes and amortization of debt issuance costs of $508,000.

Interest expense of $10,135,000 in fiscal 2022 represented interest expense of $9,475,000 on the 2025 Notes and amortization of debt issuance costs of $660,000.

Interest income of $440,000 for the fiscal 2023 period represented amounts earned by the Company on its interest bearing bank and money market accounts, as compared to $110,000 in the fiscal 2022 period.

Other income, net was $18,000 in the fiscal 2023 period which primarily related to sublease income from a franchised restaurant, offset by a net loss on disposal of assets for capitalized software no longer in use of $87,000.

Provision for Income Taxes

The effective income tax rate for the fiscal 2023 period was 26.8% compared to 26.7% in the fiscal 2022 period. The effective income tax rate for the fiscal 2023 period reflected income tax expense of $7,181,000 recorded on $26,804,000 of pre-tax income. The effective income tax rate for the fiscal 2022 period reflected income tax expense of $4,940,000 recorded on $18,536,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits at March 26, 2023 was $432,000 all of which would impact Nathan’s effective tax rate, if recognized. As of March 26, 2023, Nathan’s had $305,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 31, 2024.

Reconciliation of GAAP and Non-GAAP Measures

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding (i) the loss on disposal of property and equipment; (ii) loss on debt extinguishment; and (iii) share-based compensation that the Company believes will impact the comparability of its results of operations.

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

	Fiscal Year

(In thousands)	2023	2022

Net income	$19,623	$13,596
Interest expense	7,742	10,135
Income taxes	7,181	4,940
Depreciation & amortization	1,135	1,054
EBITDA	35,681	29,725

Loss on disposal of property and equipment	87	-
Loss on debt extinguishment	357	1,354
Share-based compensation	258	74

ADJUSTED EBITDA	$36,383	$31,153

Liquidity and Capital Resources

Cash at March 26, 2023 aggregated $29,861,000, a $20,202,000 decrease during the fiscal 2023 period as compared to cash of $50,063,000 at March 27, 2022. Net working capital decreased to $30,652,000 from $48,988,000 at March 27, 2022 due primarily to the redemption of $30,000,000 of the Company’s 2025 Notes. Through March 26, 2023, the Company also declared and paid quarterly cash dividends aggregating $7,563,000. During the fiscal 2023 period, the Company made its required semi-annual interest payments on the 2025 Notes of $3,643,750 on May 1, 2022 and November 1, 2022, as well as its required interest payment of $773,000 on March 21, 2023 in connection with the partial redemption of its 2025 Notes. On May 1, 2023, we made the first semi-annual interest payment of $2,650,000 for fiscal 2024.

On February 14, 2023, the Company announced its intent to complete the partial redemption, in the principal amount of $30,000,000, of the 2025 Notes. On March 21, 2023, the Company completed the redemption by paying cash of $30,773,000, inclusive of accrued interest, and recognized a loss on early extinguishment of approximately $357,000 that primarily reflected the write-off of a portion of previously recorded debt issuance costs. Please refer to Note J – Long-Term Debt in the accompanying consolidated financial statements for a further discussion regarding the Company’s indebtedness.

Cash provided by operations of $19,837,000 in the fiscal 2023 period is primarily attributable to net income of $19,623,000 in addition to other non-cash operating items of $2,856,000, offset by changes in other operating assets and liabilities of $2,642,000. Non-cash operating expenses consist principally of a loss on debt extinguishment of $357,000, depreciation and amortization of $1,135,000, amortization of debt issuance costs of $508,000, share-based compensation expense of $258,000, bad debts of $457,000 and a loss on disposal of assets of $87,000. In the fiscal 2023 period, accounts and other receivables increased by $2,149,000 due primarily to higher Branded Product Program receivables of $1,788,000. Prepaid expenses and other current assets increased by $454,000 due primarily to an increase in prepaid income taxes of $146,000; an increase in prepaid marketing and other expenses of $239,000 and an increase in prepaid insurance expenses of $62,000. Accounts payable, accrued expenses and other current liabilities increased by $377,000 due principally to an increase in accrued payroll and other benefits of $301,000 due primarily to higher incentive compensation accruals; an increase in accrued rebates of $532,000 due under the Branded Product Program; and an increase in deferred revenue of $530,000. Offsetting these increases was a reduction in accrued interest expense of $825,000 due to the partial redemption of our 2025 Notes.

Cash used in investing activities was $584,000 in the fiscal 2023 period primarily in connection with capital expenditures incurred for our Branded Product Program, our Coney Island restaurants and our general ledger and accounting system upgrade.

Cash used in financing activities of $39,455,000 in the fiscal 2023 period relates primarily to the payment of $30,000,000 in connection with the partial redemption of the 2025 Notes and the payments of the Company’s quarterly $0.45 per share cash dividends on June 24, 2022, September 2, 2022, December 2, 2022 and the Company’s quarterly $0.50 per share cash dividend on March 3, 2023 totaling $7,563,000. Additionally, during the fiscal 2023 period, the Company repurchased 35,434 shares of common stock at an average price of $53.39 for $1,892,000 under a 10b5-1 Plan which expired on September 13, 2022.

At March 26, 2023 and March 27, 2022, Nathan’s did not have any open purchase commitments to purchase hot dogs. Nathan’s may enter into additional purchase commitments in the future as favorable market conditions become available.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 26, 2023, Nathan’s has repurchased 1,101,884 shares at a cost of approximately $39,000,000 under the sixth stock repurchase plan. At March 26, 2023, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

As discussed above, we had cash at March 26, 2023 aggregating $29,861,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. On February 2, 2023, the Board authorized the increase of its regular quarterly dividend to $0.50 from $0.45. During the fiscal 2023 period, the Company declared and paid three quarterly dividends of $0.45 per share and one quarterly dividend of $0.50 per share, aggregating $7,563,000.

Effective June 8, 2023, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal 2024 which is payable on June 28, 2023 to stockholders of record as of the close of business on June 20, 2023.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2024 at the same rate as declared in the first quarter of fiscal 2024, the Company’s total cash requirement for dividends for all of fiscal 2024 would be approximately $8,159,000 based on the number of shares of common stock outstanding at June 2, 2023. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

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

We may from time to time seek to redeem additional portions of our 2025 Notes, through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity requirements, and other factors.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. In the fiscal year ending March 26, 2023, we were required to make interest payments of $8,061,000, all of which have been made as of March 21, 2023. During the fiscal year ending March 31, 2024, we will be required to make interest payments of $5,300,000. On May 1, 2023, we made the first semi-annual interest payment of $2,650,000 for fiscal 2024.

Management believes that available cash and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At March 26, 2023, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 27, 2022 except for the partial redemption of the 2025 Notes on March 21, 2023 discussed above.

Inflationary Impact

Inflationary pressures on labor and rising commodity prices have impacted our consolidated results of operations during fiscal 2023, and we expect this trend will continue into fiscal 2024.

Our average cost of hot dogs during fiscal 2023 was approximately 1.4% higher than during fiscal 2022. Our average cost of hot dogs during fiscal 2022 was approximately 19% higher than during fiscal 2021. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix.

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers which increased to $15.00 in New York state during fiscal 2022 where our Company-owned restaurants are located. Additionally, there has been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2024. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 26, 2023, Nathan’s cash balance aggregated $29,861,000. Earnings on this cash would increase or decrease by approximately $75,000 per annum for each 0.25% change in interest rates.

Borrowings

At March 26, 2023, we had $80,000,000 of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $200,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Inflationary pressures on labor and rising commodity prices have directly impacted our consolidated results of operation during fiscal 2023, most notably within our restaurant operations and Branded Product Program segments. We expect this trend to continue into fiscal 2024. Our average cost of hot dogs during fiscal 2023 was approximately 1.4% higher than during fiscal 2022.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2024. Factors that affect beef prices are outside of our control and include foreign and domestic supply and demand, inflation, weather and seasonality. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from rising rates.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the year ended March 26, 2023 would have increased or decreased our cost of sales by approximately $6,934,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 26, 2023. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 26, 2023. The effectiveness of our internal control over financial reporting as of March 26, 2023, has been audited by Marcum LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.50 per share dividend payable on June 28, 2023 to shareholders of record at the close of business on June 20, 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nathan’s Famous, Inc. (the “Company”) and Subsidiaries’ internal control over financial reporting as of March 26, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of March 26, 2023 and March 27, 2022 and the related consolidated statements of earnings, stockholders’ deficit, and cash flows and the related notes for each of the fifty-two week periods ended March 26, 2023 and March 27, 2022 of the Company, and our report dated June 8, 2023 expressed an unqualified opinion on those financial statements.

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

June 8, 2023

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

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2023 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Audit Fees

We were billed by Marcum LLP the aggregate amount of approximately $311,000 in the fiscal 2023 period and $297,000 in the fiscal 2022 period, for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q.

Audit-Related Fees

Marcum LLP did not render any audit-related services for fiscal 2023 and 2022, respectively and, accordingly, did not bill for any such services.

Tax Fees

Marcum LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2023 and 2022, respectively and, accordingly, did not bill for any such services.

All Other Fees

Marcum LLP did not render any other services for fiscal 2023 and 2022, respectively, and accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Marcum LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Marcum LLP during fiscal 2023 and 2022, respectively.

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
4.2

Indenture, dated as of November 1, 2017, by and among Nathan’s Famous, Inc., certain of its wholly owned subsidiaries, as guarantors, and U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association), as trustee and collateral trustee (including the form of Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report filed on Form 8-K dated November 1, 2017.)

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
10.16

Parity Lien Security Agreement dated as of November 1, 2017, by and among Nathan’s Famous, Inc. and Other Assignors Identified therein and U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association), as Collateral Trustee. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended December 24, 2017.)

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
10.24

***Amendment No. 3 to Employment Agreement dated as of December 8, 2022 between Nathan’s Famous, Inc. and Howard M. Lorber (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2022.)

16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)
19.1	(1) Policy on Insider Trading.
19.2	(1) Policy on Trading Procedures For Covered Individuals
21	(1) List of Subsidiaries of the Registrant.
23.1	(1) Consent of Marcum LLP dated June 8, 2023.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Robert Steinberg, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Robert Steinberg, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June, 2023.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of June, 2023.

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
Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. (the “Company”) and Subsidiaries as of March 26, 2023 and March 27, 2022, the related consolidated statements of earnings, stockholders’ deficit and cash flows for each of the fifty-two week periods ended March 26, 2023 and March 27, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 26, 2023 and March 27, 2022, and the results of its operations and its cash flows for each of the fifty-two week periods ended March 26, 2023 and March 27, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 26, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated June 8, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY
June 8, 2023

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 26, 2023	March 27, 2022
ASSETS

CURRENT ASSETS
Cash	$29,861	$50,063
Accounts and other receivables, net (Note D)	15,066	13,374
Inventories	539	522
Prepaid expenses and other current assets (Note E)	1,895	1,441
Total current assets	47,361	65,400

Property and equipment, net of accumulated depreciation of $10,871 and $10,344, respectively (Note F)	3,321	3,785
Operating lease assets (Note K)	6,421	7,416
Goodwill	95	95
Intangible asset, net	869	1,043
Deferred income taxes (Note H)	375	582
Other assets	168	195

Total assets	$58,610	$78,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$6,461	$6,381
Accrued expenses and other current liabilities (Note G)	8,130	7,833
Current portion of operating lease liabilities (Note K)	1,782	1,849
Deferred franchise fees	336	349
Total current liabilities	16,709	16,412

Long-term debt, net of unamortized debt issuance costs of $952 and $1,817, respectively (Note J)	79,048	108,183
Operating lease liabilities (Note K)	5,406	6,487
Other liabilities	737	674
Deferred franchise fees	1,272	1,748

Total liabilities	103,172	133,504

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 shares issued; and 4,079,720 and 4,115,154 shares outstanding at March 26, 2023 and March 27, 2022, respectively	94	94
Additional paid-in capital	62,565	62,307
Accumulated deficit	(20,559)	(32,619)
Stockholders’ equity before treasury stock	42,100	29,782

Treasury stock, at cost, 5,289,515 and 5,254,081 shares at March 26, 2023 and March 27, 2022, respectively	(86,662)	(84,770)
Total stockholders’ deficit	(44,562)	(54,988)

Total liabilities and stockholders’ deficit	$58,610	$78,516

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two
	weeks ended	weeks ended
	March 26, 2023	March 27, 2022
REVENUES
Sales	$91,045	$77,227
License royalties	33,455	31,824
Franchise fees and royalties	4,292	3,859
Advertising fund revenue	1,993	1,972
Total revenues	130,785	114,882

COSTS AND EXPENSES
Cost of sales	75,172	65,164
Restaurant operating expenses	3,984	3,659
Depreciation and amortization	1,135	1,054
General and administrative expenses	14,061	13,145
Advertising fund expense	1,988	1,997
Total costs and expenses	96,340	85,019

Income from operations	34,445	29,863

Interest expense	(7,742)	(10,135)
Loss on debt extinguishment (NOTE J)	(357)	(1,354)
Interest income	440	110
Other income, net	18	52

Income before provision for income taxes	26,804	18,536
Provision for income taxes	7,181	4,940
Net income	$19,623	$13,596

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,089,000	4,115,000
Diluted	4,090,000	4,115,000

Income per share:
Basic	$4.80	$3.30
Diluted	$4.80	$3.30

Dividends declared per share	$1.85	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 26, 2023 and the Fifty-two weeks ended March 27, 2022

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 26, 2023 and the Fifty-two weeks ended March 27, 2022

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

Repurchase of common stock	-	-	-	-	35,434	(1,892)	(1,892)

Dividends on common stock	-	-	-	(7,563)	-	-	(7,563)

Share-based compensation	-	-	258	-	-	-	258

Net income	-	-	-	19,623	-	-	19,623
Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two
	weeks ended	weeks ended
	March 26, 2023	March 27, 2022
Cash flows from operating activities:
Net income	$19,623	$13,596
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	357	1,354
Loss on disposal of property and equipment	87	-
Depreciation and amortization	1,135	1,054
Amortization of debt issuance costs	508	660
Share-based compensation expense	258	74
Provision for doubtful accounts	457	186
Deferred income taxes	207	(444)
Other non-cash items	(153)	(133)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,149)	(1,908)
Inventories	(17)	102
Prepaid expenses and other current assets	(454)	(116)
Other assets	27	133
Accounts payable, accrued expenses and other current liabilities	377	1,695
Deferred franchise fees	(489)	324
Other liabilities	63	(100)

Net cash provided by operating activities	19,837	16,477

Cash flows from investing activities:
Insurance proceeds for property and equipment	42	-
Purchase of property and equipment	(626)	(636)

Net cash used in investing activities	(584)	(636)

Cash flows from financing activities:
Cash payments for extinguishment of debt	(30,000)	(40,000)
Premium paid for extinguishment of debt	-	(662)
Dividends paid to stockholders	(7,563)	(6,173)
Repurchase of treasury stock	(1,892)	-
Payments of withholding tax on net share settlement of share-based compensation plans	-	(7)

Net cash used in financing activities	(39,455)	(46,842)

Net decrease in cash	(20,202)	(31,001)

Cash, beginning of year	50,063	81,064

Cash, end of year	$29,861	$50,063

Cash paid during the year for:
Interest	$8,061	$10,563
Income taxes	$7,160	$4,981

Noncash financing activity:
Dividends declared per share	$1.85	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

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

At March 26, 2023, the Company’s restaurant system included four Company-owned units in the New York City metropolitan area and 232 franchised or licensed units, located in 17 states and 13 foreign countries. It also included 267 virtual kitchens (existing kitchens with no Nathan’s Famous branded storefront presence, used to fill online orders) located in 19 states and 4 foreign countries.

COVID-19 and Macroeconomic Conditions

The outbreak of the COVID-19 pandemic in March 2020 had a number of adverse effects on our business including a reduction in customer traffic at our Company-owned restaurants and our franchised locations, as well as difficulty in staffing these locations. Additionally, it hampered many of our Branded Product Program customers including professional sports venues, amusement parks, shopping malls and movie theaters. While the disruptions to our business from the COVID-19 pandemic have mostly subsided, the resurgence of COVID-19 or its variants, as well as an outbreak of other widespread health epidemics or pandemics, may disrupt our operations and have an adverse effect on our business, financial condition and results of operations.

During fiscal 2023, the Company continued to experience rising labor costs, as well as higher commodity prices, packaging costs and fuel prices. We expect this trend to continue into fiscal 2024. Our average cost of hot dogs for the fiscal 2023 period was approximately 1.4% higher than during the fiscal 2022 period. In general, we have been able to offset increases resulting from inflation by increasing prices. We continue to monitor these inflationary pressures and will continue to implement mitigation plans as needed. Delays in implementing price increases, competitive pressures, consumer spending levels and other factors may limit our ability to implement further price increases in the future.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS (continued)

The extent to which COVID-19 and inflation will impact the Company will depend on future developments, which cannot be predicted. Such impacts may include non-cash asset impairments and difficulty collecting trade receivables, among other things.

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

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The fiscal years ended March 26, 2023 and March 27, 2022 are on the basis of a 52 week reporting period. All references to years and quarters relate to fiscal periods rather than calendar periods.

3.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic, inflation, and other factors.

Significant estimates made by management in preparing the consolidated financial statements include revenue recognition, the allowance for doubtful accounts, accounting for income taxes, and the valuation of an intangible asset and other long-lived assets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at March 26, 2023 or March 27, 2022. The Company’s cash balances principally consist of cash in bank and money market accounts.

At March 26, 2023 and March 27, 2022, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

5.	Inventories

Inventories, which are stated at the lower of cost or net realizable value, consist primarily of food, beverages, and paper supplies. Cost is determined using the first-in, first-out method.

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

Building and improvements (years)	5	–	25
Machinery, equipment, furniture and fixtures (years)	3	–	15
Leasehold improvements (years)	5	–	20

7.	Goodwill and Intangible Asset

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, and the trade name and other intellectual property of $869 in connection with Arthur Treacher’s.

Goodwill is not amortized, but is tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. As of March 26, 2023, and March 27, 2022 the Company performed its annual quantitative impairment test of goodwill and has determined no impairment is deemed to exist.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is six years concluding in fiscal year 2028, and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $174 and $113 for each of the fiscal years ending March 26, 2023 and March 27, 2022, respectively.

The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 26, 2023 and March 27, 2022. Cash flow projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

Annual amortization of the intangible asset for the next five years will approximate the following:

Estimate for fiscal year
2024	$174
2025	174
2026	174
2027	174
2028	173
Total	$869

8.	Long-lived Assets

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the assets, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the assets. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material. No long-lived assets were deemed impaired during the fiscal years ended March 26, 2023 and March 27, 2022.

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

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $29 and $35 in Other Assets at March 26, 2023 and March 27, 2022, respectively. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

Lease cost for operating leases is recognized on a straight-line basis and includes the amortization of the ROU asset and interest expense relating to the operating lease liability. Variable lease cost for operating leases include Contingent Rent and payments for executory costs such as real estate taxes, insurance and common area maintenance, which are excluded from the measurement of the lease liability. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months. Leases with an initial expected term of 12 months or less are not recorded in the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. Lease costs are recorded in the Consolidated Statements of Earnings based on the nature of the underlying leases as follows: (1) rental expense related to leases for Company-owned restaurants is recorded to “Restaurant operating expenses,” (2) rental expense for leased properties that are subsequently subleased to franchisees is recorded to “Other Income, net” and (3) rental expense related to leases for corporate offices and equipment is recorded to “General and administrative expenses.”

Rental income for operating leases on properties subleased to franchisees is recorded net of associated lease costs to “Other income, net.” At March 26, 2023, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 26, 2023 and March 27, 2022, we did not have any assets or liabilities that were recorded at fair value.

The Company’s long-term debt had a face value of $80,000 as of March 26, 2023 and a fair value of $80,080 as of March 26, 2023. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term nature of those items.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis. However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill and other definite- lived assets and long-lived assets. The Company utilized the income approach (Level 3 inputs) which utilized projected undiscounted cash flows in performing its annual impairment testing of the Company’s intangible asset and long-lived assets.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

14.	Revenue Recognition - License Royalties

The Company earns revenue from royalties on the licensing of the use of its intellectual property in connection with certain products produced and sold by outside vendors. The use of the Company’s intellectual property must be approved by the Company prior to each specific application to ensure proper quality and a consistent image. Revenue from license royalties is generally based on a percentage of sales, subject to certain annual minimum royalties, and is recognized on a monthly basis when it is earned and deemed collectible.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes franchise royalties on a monthly basis, which are generally based upon a percentage of sales made by the Company’s franchisees, including virtual kitchens, when they are earned and deemed collectible. The Company recognizes royalty revenue from its Branded Menu Program directly from the sale of Nathan’s products by its distributors or directly from the manufacturers.

Franchise fees and royalties that are subsequently deemed to be not collectible are recorded as bad debts until paid by the franchisee or until collectability is deemed to be reasonably assured.

The following is a summary of franchise openings and closings (excluding virtual kitchens) for the Nathan’s franchise restaurant system for the fiscal years ended March 26, 2023 and March 27, 2022:

	March 26,	March 27,
	2023	2022

Franchised restaurants operating at the beginning of the period	239	213

New franchised restaurants opened during the period	11	54

Franchised restaurants closed during the period	(18)	(28)

Franchised restaurants operating at the end of the period	232	239

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract balances

The following table provides information about contract liabilities from contracts with customers:

	March 26, 2023	March 27, 2022
Deferred franchise fees (a)	$1,608	$2,097
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$1,406	$876

(a)  Deferred franchise fees of $336 and $1,272 as of March 26, 2023 and $349 and $1,748 as of March 27, 2022 are included in Deferred franchise fees – current and long term, respectively.

(b)  Includes $906 of deferred license royalties and $500 of deferred advertising fund revenue as of March 26, 2023 and $876 of deferred license royalties as of March 27, 2022.

Significant changes in deferred franchise fees for the fiscal years ended March 26, 2023 and March 27, 2022 are as follows:

	March 26, 2023	March 27, 2022
Deferred franchise fees at beginning of period	$2,097	$1,773
New deferrals due to cash received and other	167	879
Revenue recognized during the period	(656)	(555)
Deferred franchise fees at end of period	$1,608	$2,097

Significant changes in deferred revenues for the fiscal years ended March 26, 2023 and March 27, 2022 are as follows:

	March 26, 2023	March 27, 2022
Deferred revenues at beginning of period	$876	$841
New deferrals due to cash received and other	1,828	1,251
Revenue recognized during the period	(1,298)	(1,216)
Deferred revenues at end of period	$1,406	$876

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2024	$336
2025	320
2026	289
2027	172
2028	78
Thereafter	413
Total	$1,608

We have applied the optional exemption, as provided for under ASC Topic 606, “Revenues from Contracts with Customers,” which allows us not to disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

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

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.	Business Concentrations and Geographical Information

The Company’s accounts receivable consists principally of receivables from franchisees, including virtual kitchens, for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 26, 2023, three Branded Product customers represented 23%, 13% and 12%, of accounts receivable. At March 27, 2022, three Branded Product customers represented 19%, 14% and 13%, of accounts receivable. One Branded Products customer accounted for 18% and 16% of total revenue for the fiscal years ended March 26, 2023 and March 27, 2022, respectively. One retail licensee accounted for 24% and 26% of the total revenue for the fiscal years ended March 26, 2023 and March 27, 2022, respectively.

The Company’s primary supplier of hot dogs represented 95% and 94% of product purchases for each of the fiscal years ended March 26, 2023 and March 27, 2022, respectively. The Company’s primary distributor of products to its Company-owned restaurants represented 3% and 4% of product purchases for each of the fiscal years ended March 26, 2023 and March 27, 2022, respectively. If a disruption of service from a primary supplier or distributor was to occur, we could experience short-term increases in our costs while supply or distribution channels were adjusted.

The Company’s revenues for the fiscal years ended March 26, 2023 and March 27, 2022 were derived from the following geographic areas:

	March 26, 2023	March 27, 2022

Domestic (United States)	$124,887	$111,659
Non-domestic	5,898	3,223
	$130,785	$114,882

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s sales for the fiscal years ended March 26, 2023 and March 27, 2022 were derived from the following:

	March 26, 2023	March 27, 2022

Branded Products	$78,884	$66,322
Company-owned restaurants	12,161	10,905
Total sales	$91,045	$77,227

License royalties	$33,455	$31,824

Royalties	3,636	3,304
Franchise fees	656	555
Total franchise fees and royalties	$4,292	$3,859

Advertising fund revenue	$1,993	$1,972

Total revenues	$130,785	$114,882

18.	Advertising

The Company administers an Advertising Fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned restaurants for national and regional advertising, promotional and public relations programs. Contributions to the Advertising Fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned restaurant advertising expense, which is expensed as incurred, was $126 and $67, for the fiscal years ended March 26, 2023 and March 27, 2022, respectively, and have been included in “Restaurant operating expenses” in the accompanying Consolidated Statements of Earnings.

19.	Share-Based Compensation

At March 26, 2023, the Company had one share-based compensation plan in effect which is more fully described in Note L.2.

The cost of all share-based payments, including grants of restricted stock units and stock options, is recognized in the consolidated financial statements based on their fair values measured at the grant date, or the date of any later modification, over the requisite service period. The Company recognizes compensation cost for unvested stock awards on a straight-line basis over the requisite vesting period.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

20.	Classification of Operating Expenses

Cost of sales consists of the following:

●	The cost of food and other products sold by Company-owned restaurants, through the Branded Product Program and through other distribution channels.
●	The cost of labor and associated costs of in-store restaurant management and crew.
●	The cost of paper products used in Company-owned restaurants.
●	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

●	Occupancy costs of Company-owned restaurants.
●	Utility costs of Company-owned restaurants.
●	Repair and maintenance expenses of Company-owned restaurants.
●	Marketing and advertising expenses done locally and contributions to advertising funds for Company-owned restaurants.
●	Insurance costs directly related to Company-owned restaurants.

21.	Income Taxes

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

March 26, 2023 and March 27, 2022

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which significantly changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under the new standard, the Company will be required to use a current expected credit loss model (“CECL”) that will immediately recognize an estimate of credit losses that are expected to occur over the life of the consolidated financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The Company will adopt the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2024. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 26, 2023 and March 27, 2022, respectively:

	Net Income		Shares		Net income per share

	2023	2022	2023	2022	2023	2022

Basic EPS
Basic calculation	$19,623	$13,596	4,089,000	4,115,000	$4.80	$3.30
Effect of dilutive employee stock options	-	-	1,000	-	-	-

Diluted EPS
Diluted calculation	$19,623	$13,596	4,090,000	4,115,000	$4.80	$3.30

Options to purchase 10,000 shares of common stock for the fiscal year ended March 26, 2023 were excluded in the computation of diluted earnings per share because the exercise price exceeded the average market price during the period.

Options to purchase 20,000 shares of common stock for the fiscal year ended March 27, 2022 were excluded in the computation of diluted earnings per share because the exercise price exceeded the average market price of common shares during the period.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 26,	March 27,
	2023	2022

Branded product sales	$11,106	$9,318
Franchise and license royalties	3,817	3,923
Other	623	391
	15,546	13,632

Less: allowance for doubtful accounts	480	258

Accounts and other receivables, net	$15,066	$13,374

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

Changes in the Company’s allowance for doubtful accounts for the fiscal years ended March 26, 2023 and March 27, 2022 are as follows:

	March 26, 2023	March 27, 2022

Beginning balance	$258	$345
Bad debt expense	457	186
Write offs and other	(235)	(273)

Ending balance	$480	$258

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE E - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 26,	March 27,
	2023	2022

Income taxes	$146	$-
Real estate taxes	78	71
Insurance	389	327
Marketing	814	653
Other	468	390

Total prepaid expenses and other current assets	$1,895	$1,441

NOTE F - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 26,	March 27,
	2023	2022

Land	$123	$123
Building and improvements	1,414	1,402
Machinery, equipment, furniture and fixtures	5,200	5,231
Leasehold improvements	7,392	7,261
Construction-in-progress	63	112
Total property and equipment	14,192	14,129
Less: accumulated depreciation and amortization	10,871	10,344

Property and equipment, net	$3,321	$3,785

Depreciation and amortization expense related to property and equipment was $961 and $941 for the fiscal years ended March 26, 2023 and March 27, 2022, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE G – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 26,	March 27,
	2023	2022

Payroll and other benefits	$3,410	$3,109
Accrued rebates	698	166
Rent and occupancy costs	70	90
Deferred revenue	1,406	876
Construction costs	-	58
Interest	2,143	2,968
Professional fees	99	129
Corporate income taxes	-	103
Sales, use and other taxes	76	39
Other	228	295
Total accrued expenses and other current liabilities	$8,130	$7,833

NOTE H – INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 26, 2023 and March 27, 2022:

	March 26, 2023	March 27, 2022
Federal
Current	$5,293	$4,019
Deferred	137	(380)
Total Federal income tax	5,430	3,639
State and local
Current	1,681	1,365
Deferred	70	(64)
Total State and local income tax	1,751	1,301
Total provision for income taxes	$7,181	$4,940

The income tax provisions for the fiscal years ended March 26, 2023 and March 27, 2022 reflect effective tax rates of 26.8% and 26.7%, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE H – INCOME TAXES (continued)

The total income tax provision for the fiscal years ended March 26, 2023 and March 27, 2022 differs from the amounts computed by applying the United States Federal income tax rate of 21% to income before income taxes as a result of the following:

	March 26, 2023	March 27, 2022

Income tax provision at the U.S. Federal statutory rate	$5,629	$3,893
State and local income taxes, net of U.S. Federal income tax benefit	1,339	1,003
Change in uncertain tax positions, net	63	33
Nondeductible meals and entertainment and other	(45)	(77)
Nondeductible executive compensation	195	88
Total provision for income taxes	$7,181	$4,940

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 26,	March 27,
	2023	2022
Deferred tax assets
Accrued expenses	$348	$324
Allowance for doubtful accounts	120	61
Interest expense	-	381
Deferred revenue	402	519
Deferred stock compensation	78	69
Operating lease liability	1,550	1,894
Other	135	123
Total deferred tax assets	$2,633	$3,371

Deferred tax liabilities
Deductible prepaid expense	$147	$240
Operating lease right-of-use asset	1,390	1,692
Depreciation expense	549	637
Amortization	172	220
Total deferred tax liabilities	2,258	2,789
Net deferred tax asset	$375	$582

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE H – INCOME TAXES (continued)

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 26, 2023 and March 27, 2022.

	March 26, 2023	March 27, 2022

Unrecognized tax benefits, beginning of year	$403	$397
Decreases of tax positions taken in prior years	(16)	(19)
Increases based on tax positions taken in current year	45	38
Settlements of tax positions taken in prior years	-	(13)
Unrecognized tax benefits, end of year	$432	$403

The amount of unrecognized tax benefits included in Other liabilities at March 26, 2023 and March 27, 2022 were $432 and $403, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 26, 2023 and March 27, 2022, the Company had $305 and $271, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 26, 2023 and March 27, 2022 Nathan’s recognized interest and penalties in the amounts of $33 and $15, respectively.

During the fiscal year ending March 31, 2024, we believe it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $19, due primarily to the lapse of statutes of limitations which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

On August 16, 2022, the United States enacted the Inflation Reduction Act. Among other provisions, this new law imposes a 1% excise tax on stock buybacks made after December 31, 2022, with certain exceptions including stock repurchases of less than $1,000 within a tax year. We are not expecting this new law to have a material effect on our consolidated financial statements.

The earliest tax years that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2020
New York State	2020
New York City	2020
New Jersey	2019
California	2019

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE I – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant operations segment consisting of Company-owned and franchised restaurants, including virtual kitchens, to distributors that resell our products to the foodservice industry through the Branded Product Program and by third party manufacturers pursuant to license agreements that sell our products to supermarkets, club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

Branded Product Program – This segment derives revenue principally from the sale of hot dog products either directly to foodservice operators or to various foodservice distributors who resell the products to foodservice operators.

Product licensing – This segment derives revenue, primarily in the form of royalties, from licensing a broad variety of Nathan’s Famous branded products, including our hot dogs, sausages, frozen crinkle-cut French fries and additional products through retail supermarkets, grocery channels and club stores throughout the United States.

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

Interest expense, loss on debt extinguishment, interest income and other income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Corporate assets consist primarily of cash and long-lived assets.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE I – SEGMENT INFORMATION (continued)

Operating segment information for the fiscal years ended March 26, 2023 and March 27, 2022 is as follows:

	March 26, 2023	March 27, 2022

Revenues
Branded Product Program	$78,884	$66,322
Product licensing	33,455	31,824
Restaurant operations	16,453	14,764
Corporate (1)	1,993	1,972
Total revenues	$130,785	$114,882

Income from operations
Branded Product Program	$8,976	$6,399
Product licensing	33,273	31,642
Restaurant operations	1,684	312
Corporate	(9,488)	(8,490)
Income from operations	$34,445	$29,863

Interest expense	$(7,742)	$(10,135)
Loss on debt extinguishment	(357)	(1,354)
Interest income	440	110
Other income, net	18	52
Income before provision for income taxes	$26,804	$18,536

Total assets
Branded Product Program	$12,033	$9,966
Product licensing	3,376	3,179
Restaurant operations	9,296	11,195
Corporate	33,905	54,176
Total assets	$58,610	$78,516

Depreciation & amortization expense
Branded Product Program	$132	$163
Restaurant operations	716	561
Corporate	287	330
Total depreciation & amortization expense	$1,135	$1,054

(1)	Represents advertising fund revenue.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE J – LONG-TERM DEBT

Long-term debt consists of the following:

	March 26,	March 27,
	2023	2022

6.625% Senior Secured Notes due 2025	$80,000	$110,000
Less: unamortized debt issuance costs	(952)	(1,817)
Long-term debt, net	$79,048	$108,183

On November 1, 2017, the Company issued $150,000 of 6.625% Senior Secured Notes due 2025 (the "2025 Notes") in a private offering in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued pursuant to an indenture dated as of November 1, 2017 by and among the Company, certain of its wholly-owned subsidiaries and U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association) (the “Indenture”). The Company used the net proceeds of the 2025 Notes offering to satisfy and discharge the Indenture relating to the $135,000 of 10.000% Senior Secured Notes due 2020 and redeemed such Notes (the "Redemption"), paid a portion of a special $5.00 per share cash dividend to Nathan's stockholders of record, and used the remaining net proceeds for general corporate purposes, including working capital. The Company also funded the majority of the special dividend of $5.00 per share through its existing cash. The Redemption occurred on November 16, 2017.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments on May 1, 2022 and November 1, 2022. On May 1, 2023, the Company paid its first semi-annual interest payment of fiscal 2024.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Covenants and restrictions

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 26, 2023, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE J – LONG-TERM DEBT (continued)

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

March 26, 2023 and March 27, 2022

NOTE J – LONG-TERM DEBT (continued)

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

On February 14, 2023, the Company announced its intent to complete the partial redemption, in the principal amount of $30,000, of the 2025 Notes in accordance with the terms and conditions of the Indenture. The redemption price of the redeemed notes was 100% of the principal amount, plus accrued and unpaid interest from, and including November 1, 2022 to, but excluding the redemption date of March 21, 2023. On March 21, 2023, the Company completed the partial redemption by paying cash of $30,773, inclusive of accrued interest of $773, and recognized a loss on early extinguishment of $357 that reflected the write-off of a portion of previously recorded debt issuance costs.

On December 15, 2021, the Company announced its intent to complete the partial redemption, in the principal amount of $40,000, of the 2025 Notes, in accordance with the terms and conditions of the Indenture. The redemption price of the redeemed notes was 101.656% of the principal amount, plus accrued and unpaid interest from, and including November 1, 2021 to, but excluding, the redemption date of January 26, 2022. On January 26, 2022, the Company completed the partial redemption by paying cash of $41,288, inclusive of the redemption premium of $662 and accrued interest of $626, and recognized a loss on early extinguishment of $1,354 that reflected the redemption premium of $662 and the write-off of a portion of previously recorded debt issuance costs of $692.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE J – LONG-TERM DEBT (continued)

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

Company as lessee

The components of the net lease cost for the fiscal years ended March 26, 2023 and March 27, 2022 were as follows:

	March 26, 2023	March 27, 2022

Operating lease cost	$1,548	$1,553
Variable lease cost	1,614	1,356
Less: Sublease income, net	(85)	(88)

Total net lease cost	$3,077	$2,821

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE K – LEASES (continued)

The components of the net lease cost on the Consolidated Statement of Earnings for the fiscal years ended March 26, 2023 and March 27, 2022 were as follows:

	March 26, 2023	March 27, 2022

Restaurant operating expenses	$2,416	$2,199
General and administrative expenses	746	710
Less: Other income, net	(85)	(88)

Total net lease cost	$3,077	$2,821

Cash paid for amounts included in the measurement of lease liabilities for the fiscal years ended March 26, 2023 and March 27, 2022 were as follows:

	March 26, 2023	March 27, 2022

Operating cash flows from operating leases	$1,171	$1,058

The weighted average remaining lease term and weighted average discount rate for operating leases for the fiscal years ended March 26, 2023 and March 27, 2022 were as follows:

	March 26, 2023	March 27, 2022

Weighted average remaining lease term (years):	5.3	6.3

Weighted average discount rate:	8.859%	8.867%

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE K – LEASES (continued)

Future lease commitments to be paid and received by the Company as of March 26, 2023 were as follows:

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2024	$1,782	$271	$1,511
2025	1,687	274	1,413
2026	1,717	278	1,439
2027	1,726	281	1,445
2028	1,573	129	1,444
Thereafter	462	495	(33)
Total lease commitments	$8,947	$1,728	$7,219
Less: Amount representing interest	1,759
Present value of lease liabilities (a)	$7,188

(a)

The present value of minimum operating lease payments of $1,782 and $5,406 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively, on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the fiscal years ended March 26, 2023 and March 27, 2022 were as follows:

	March 26, 2023	March 27, 2022

Operating lease income, net	$85	$88

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividends

On June 24, 2022, September 2, 2022 and December 2, 2022, the Company paid quarterly dividends of $0.45 per share. On February 2, 2023, the Company’s Board of Directors (the “Board”)authorized the increase of its quarterly dividend from from $0.45 to $0.50 per share. On March 3, 2023, the Company paid quarterly cash dividends of $0.50 per share. Through March 26, 2023, the Company paid quarterly dividends aggregating $7,563.

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

Effective June 8, 2023, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal year 2024, which is payable on June 28, 2023 to stockholders of record as of the close of business on June 20, 2023.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association), as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

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

March 26, 2023 and March 27, 2022

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or were otherwise forfeited, up to a maximum of an additional 11,000 shares. As of March 26, 2023, there were up to 131,683 shares available to be issued for future option grants or up to 148,584 shares of restricted stock to be granted under the 2019 Plan.

In general, options granted under the Company’s stock incentive plans have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and used the Black-Scholes option valuation model to determine the fair value of options granted at the grant date.

During the fiscal year ended March 26, 2023, the Company granted 50,000 restricted stock units at a fair value of $67.59 per unit representing the closing price on the date of grant, which will be fully vested five years from the date of grant. The restricted stock units vest ratably over a five year period as follows: 10,000 restricted stock units on December 8, 2023; 10,000 restricted units on December 8, 2024; 10,000 restricted stock units on December 8, 2025; 10,000 restricted stock units on December 8, 2026; and 10,000 restricted stock units on December 8, 2027.

During the fiscal year ended March 27, 2022, the Company granted options to purchase 10,000 shares at an exercise price of $68.50 per share, all of which expire five years from the date of grant. All such options vest ratably over a four year period commencing August 10, 2021.

The weighted average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the fiscal year ended March 27, 2022 were as follows:

Weighted-average option fair values	$13.04
Expected life (years)	4.4
Interest rate	0.82%
Volatility	27.69%
Dividend yield	2.04%

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

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

The Company recognizes compensation cost for unvested stock-based incentive awards on a straight-line basis over the requisite service period. Compensation cost charged to expense under all stock-based incentive awards for the fiscal years ended March 26, 2023 and March 27, 2022 is as follows:

	March 26, 2023	March 27, 2022

Stock options	$33	$60
Restricted stock units	225	14
	$258	$74

The tax benefit on share-based compensation expense was $0 and $5 for the fiscal years ended March 26, 2023 and March 27, 2022, respectively. As of March 26, 2023, there was $3,232 of unamortized compensation expense related to stock-based incentive awards. The Company expects to recognize this expense over approximately fifty-two months, which represents the weighted average remaining requisite service periods for such awards.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

A summary of the status of the Company’s stock options at March 26, 2023 and March 27, 2022 and changes during the fiscal years then ended is presented in the tables below:

Weighted
		Weighted	Average
March 26, 2023		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding – beginning of year	20,000	$79.20	2.92

Granted	-	-

Expired	-	-

Exercised	-	-

Options outstanding - end of year	20,000	$79.20	1.92	$40

Options exercisable - end of year	12,500	$85.62	1.05	$10

			Weighted
		Weighted	Average
March 27, 2022		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding – beginning of year	10,000	$89.90	2.46

Granted	10,000	$68.50	4.37

Expired	-	-

Exercised	-	-

Options outstanding - end of year	20,000	$79.20	2.92	$-

Options exercisable - end of year	10,000	$89.90	1.46	$-

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Restricted stock units

Transactions with respect to restricted stock units for the fiscal year ended March 26, 2023 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 27, 2022	-	$-

Granted	50,000	$67.59

Vested	-	$-

Unvested restricted stock units at March 26, 2023	50,000	$67.59

3.	Stock Repurchase Programs

On June 14, 2022, the Board approved a 10b5-1 Plan (the “10b5-1 Plan”) which expired on September 13, 2022. During the fiscal year ended March 26, 2023, the Company repurchased in open market transactions 35,434 shares of the Company’s common stock at an average share price of $53.39 for a total cost of $1,892 under the 10b5-1 Plan.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 26, 2023, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At March 26, 2023, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

4.	Employment Agreements

Effective January 1, 2007, Howard M. Lorber, previously Chairman of the Board and Chief Executive Officer, assumed the newly created position of Executive Chairman of the Board of Nathan’s and Eric Gatoff, previously Vice President and Corporate Counsel, became Chief Executive Officer of Nathan’s. In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (as amended, the “Gatoff Employment Agreement”).

On December 8, 2022, the Company entered into Amendment No. 3 to the Lorber Employment Agreement. Under the amendment, the term of the employment agreement was extended from December 31, 2022 to December 31, 2027. In addition, Mr. Lorber received a grant of 50,000 restricted stock units under the Company’s 2019 Stock Incentive Plan which vest in equal installments over five years. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year.

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

March 26, 2023 and March 27, 2022

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2024, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff receives a base salary, currently $625 effective June 1, 2022, and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company on up to 30-days’ prior written notice by the Company in the event of disability or “cause,” as defined in each agreement.

5.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for each of the fiscal years ended March 26, 2023 and March 27, 2022 were $35 and are included in general and administrative expenses on the Consolidated Statements of Earnings.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $402 as of December 31, 2022. The Company has no plans or intentions to stop participating in the plan as of March 26, 2023 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with U.S. GAAP. Contributions to the Union Plan were $9 and $6 for the fiscal years ended March 26, 2023 and March 27, 2022, respectively.

6.	Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

NOTE M – CONTINGENCIES

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 26, 2023 and March 27, 2022

NOTE N - RELATED PARTY TRANSACTIONS

A firm to which the Company’s Executive Chairman of the Board is as an investor, and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $18 and $27 for the fiscal years ended March 26, 2023 and March 27, 2022, respectively.

NOTE O - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.