Form 10-Q
period 2023-06-25
NATHANS FAMOUS, INC.
filed 2023-08-03
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2023.

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

At July 28, 2023, an aggregate of 4,079,720 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 25, 2023 and March 26, 2023

(in thousands, except share and per share amounts)

	June 25, 2023	March 26, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$31,936	$29,861
Accounts and other receivables, net (Note G)	20,965	15,066
Inventories	764	539
Prepaid expenses and other current assets (Note H)	1,361	1,895
Total current assets	55,026	47,361

Property and equipment, net of accumulated depreciation of $11,140 and $10,871, respectively	3,124	3,321
Operating lease assets (Note Q)	6,104	6,421
Goodwill	95	95
Intangible asset, net (Note I)	826	869
Deferred income taxes	486	375
Other assets	161	168

Total assets	$65,822	$58,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,811	$6,461
Accrued expenses and other current liabilities (Note K)	8,976	8,130
Current portion of operating lease liabilities (Note Q)	1,743	1,782
Deferred franchise fees	339	336
Total current liabilities	18,869	16,709

Long-term debt, net of unamortized debt issuance costs of $860 and $952, respectively (Note P)	79,140	79,048
Operating lease liabilities (Note Q)	5,058	5,406
Other liabilities	762	737
Deferred franchise fees	1,217	1,272

Total liabilities	105,046	103,172

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 shares issued; and 4,079,720 shares outstanding at June 25, 2023 and March 26, 2023.	94	94
Additional paid-in capital	62,742	62,565
Accumulated deficit	(15,398)	(20,559)
Stockholders’ equity before treasury stock	47,438	42,100

Treasury stock, at cost, 5,289,515 shares at June 25, 2023 and March 26, 2023.	(86,662)	(86,662)
Total stockholders’ deficit	(39,224)	(44,562)

Total liabilities and stockholders’ deficit	$65,822	$58,610

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 25, 2023 and June 26, 2022

(in thousands, except per share amounts)

(Unaudited)

	June 25, 2023	June 26, 2022

REVENUES
Sales	$28,828	$26,894
License royalties	11,658	11,314
Franchise fees and royalties	1,075	1,093
Advertising fund revenue	424	419
Total revenues	41,985	39,720

COSTS AND EXPENSES
Cost of sales	24,684	22,667
Restaurant operating expenses	1,043	1,032
Depreciation and amortization	313	233
General and administrative expenses	4,058	3,589
Advertising fund expense	424	419
Total costs and expenses	30,522	27,940

Income from operations	11,463	11,780

Interest expense	(1,414)	(1,944)
Interest income	62	22
Other income, net	21	22

Income before provision for income taxes	10,132	9,880
Provision for income taxes	2,744	2,743
Net income	$7,388	$7,137

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,080	4,113
Diluted	4,088	4,113

Income per share:
Basic	$1.81	$1.74
Diluted	$1.81	$1.74

Dividends declared per share	$.50	$.45

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended June 25, 2023 and June 26, 2022

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

Cumulative effect of adoption of ASU 2016-13 (Note B)	-	-	-	(187)	-	-	(187)
Dividends on common stock	-	-	-	(2,040)	-	-	(2,040)
Share-based compensation	-	-	177	-	-	-	177
Net income	-	-	-	7,388	-	-	7,388
Balance, June 25, 2023	9,369,235	$94	$62,742	$(15,398)	5,289,515	$(86,662)	$(39,224)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

Repurchase of common stock					20,370	(1,070)	(1,070)
Dividends on common stock	-	-	-	(1,852)	-	-	(1,852)
Share-based compensation	-	-	8	-	-	-	8
Net income	-	-	-	7,137	-	-	7,137
Balance, June 26, 2022	9,369,235	$94	$62,315	$(27,334)	5,274,451	$(85,840)	$(50,765)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 25, 2023 and June 26, 2022

(in thousands, except per share amounts)

(Unaudited)

	June 25, 2023	June 26, 2022
Cash flows from operating activities:
Net income	$7,388	$7,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	233
Amortization of debt issuance costs	92	127
Share-based compensation expense	177	8
Provision for uncollectible accounts	81	81
Deferred income taxes	(46)	17
Other non-cash items	(70)	(62)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(6,232)	(7,558)
Inventories	(225)	(367)
Prepaid expenses and other current assets	534	133
Other assets	7	6
Accounts payable, accrued expenses and other current liabilities	156	1,123
Deferred franchise fees	(52)	(134)
Other liabilities	25	27

Net cash provided by operating activities	2,148	771

Cash flows from investing activities:
Purchase of property and equipment	(73)	(244)

Net cash used in investing activities	(73)	(244)

Cash flows from financing activities:
Dividends paid to stockholders	-	(1,852)
Repurchase of treasury stock	-	(1,070)

Net cash used in financing activities	-	(2,922)

Net increase (decrease) in cash	2,075	(2,395)

Cash, beginning of period	29,861	50,063

Cash, end of period	$31,936	$47,668

Cash paid during the period for:
Interest	$2,650	$3,644
Income taxes	$81	$146

Noncash financing activity:
Dividends declared per share	$.50	$.45

See Note S for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 25, 2023

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 25, 2023 and June 26, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to March 31. The 2024 fiscal year will end on March 31, 2024 and will contain 53 weeks.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”).

Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 26, 2023 as filed with the SEC on June 8, 2023.

Our significant interim accounting policies include the recognition of advertising fund expense in proportion to advertising fund revenue, and the recognition of income taxes using an estimated annual effective tax rate.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2023.

NOTE B – ADOPTION OF NEW ACCOUNTING STANDARD

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“CECL”) which requires measurement and recognition of expected versus incurred losses for financial assets held. The Company adopted ASU 2016-13 as of March 27, 2023 (the first day of fiscal 2024) under the modified retrospective method. Accordingly, the consolidated financial statements have not been adjusted prior to the date of adoption.

Upon adoption, the Company recorded an increase to the allowance for credit losses of $252 and a cumulative effect adjustment to retained earnings of $187, net of $65 of income taxes.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 25, 2023 and June 26, 2022 are as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022

Branded Products	$25,170	$23,171
Company-owned restaurants	3,658	3,723
Total sales	28,828	26,894

License royalties	11,658	11,314

Royalties	980	901
Franchise fees	95	192
Total franchise fees and royalties	1,075	1,093

Advertising fund revenue	424	419

Total revenues	$41,985	$39,720

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022

United States	$39,882	$37,917
International	2,103	1,803
Total revenues	$41,985	$39,720

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	June 25, 2023	March 26, 2023
Deferred franchise fees (a)	$1,556	$1,608
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$797	$1,406

(a)	Deferred franchise fees of $339 and $1,217 as of June 25, 2023 and $336 and $1,272 as of March 26, 2023 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $547 of deferred license royalties and $250 of deferred advertising fund revenue as of June 25, 2023 and $906 of deferred license royalties and $500 of deferred advertising fund revenue as of March 26, 2023.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022
Deferred franchise fees at beginning of period	$1,608	$2,097
New deferrals due to cash received and other	43	58
Revenue recognized during the period	(95)	(192)
Deferred franchise fees at end of period	$1,556	$1,963

Significant changes in deferred revenues are as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022
Deferred revenues at beginning of period	$1,406	$876
Revenue recognized during the period	(609)	(351)
Deferred revenues at end of period	$797	$525

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2024 (a)	$256
2025	324
2026	301
2027	181
2028	87
Thereafter	407
Total	$1,556

(a)

Represents franchise fees expected to be recognized for the remainder of the 2024 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $95 of franchise fee revenue recognized for the thirteen weeks ended June 25, 2023.

We have applied the optional exemption, as provided for under Topic 606 “Revenues from Contracts with Customers,” which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

NOTE D – INCOME PER SHARE

Basic income per common share is calculated by dividing income by the weighted average number of common shares outstanding and excludes any dilutive effect of share-based awards. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options and warrants, as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen week periods ended June 25, 2023 and June 26, 2022, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2023	2022	2023	2022	2023	2022
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$7,388	$7,137	4,080	4,113	$1.81	$1.74
Effect of dilutive share-based awards	-	-	8	-	-	-

Diluted EPS
Diluted calculation	$7,388	$7,137	4,088	4,113	$1.81	$1.74

Options to purchase 10,000 shares of common stock in the thirteen week period ended June 25, 2023 were excluded in the computation of diluted earnings per share because the exercise price exceeded the average market price of common shares during the period.

Options to purchase 20,000 shares of common stock in the thirteen week period ended June 26, 2022 were excluded in the computation of diluted earnings per share because the exercise price exceeded the average market price of common shares during the period.

NOTE E – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at June 25, 2023 and March 26, 2023. The Company’s cash balances principally consist of cash in bank and money market accounts.

At June 25, 2023 and March 26, 2023, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of June 25, 2023 and March 26, 2023 were as follows (in thousands):

	June 25, 2023		March 26, 2023
	Face value	Fair value	Face Value	Fair value

Long-term debt	$80,000	$79,921	$80,000	$80,080

The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of those items.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 25, 2023, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 25,	March 26,
	2023	2023

Branded product sales	$14,124	$11,106
Franchise and license royalties	6,389	3,817
Other	822	623
	21,335	15,546

Less: allowance for credit losses	(370)	(480)
Accounts and other receivables, net	$20,965	$15,066

The recently adopted CECL guidance requires companies to use a current expected credit loss model that immediately recognizes an estimate of credit losses expected to occur over the life of the consolidated financial instruments, including trade receivables. The Company is exposed to credit losses through its trade accounts receivable. Trade accounts receivable are generally due within 30 days and are stated at amounts due from franchisees, including virtual kitchens, retail licensees and Branded Product Program customers, net of an allowance for credit losses. Accounts that are outstanding longer than the contractual payment terms are generally considered past due.

Under the CECL guidance, the Company applied the credit loss methodology by pooling financial assets based on similar risk characteristics and delinquency status under an aging method at the measurement date. The risk characteristics the Company generally reviews when analyzing its trade accounts receivable pools include the type of receivable (for example, franchise receivable versus license receivable), payment terms, the Company’s previous loss history, current and future economic conditions and the length of time accounts receivables are past due. For those trade accounts receivable that no longer share similar risk characteristics with its pool and potential loss is evident, a specific reserve will be recorded.

For pooled trade account receivables, the Company develops its allowance for credit losses by applying a historical loss rate to each pool based on historical account write-off trends. The Company believes that the past five years provide a reasonable representation of the Company’s operations and performance through various business cycles, both favorable and unfavorable. The allowance for credit losses is then adjusted for current macroeconomic factors, including the effects of COVID-19 and inflation and reasonable and supportable forecasts of future economic conditions. The Company provides for expected credit losses through a charge to earnings. After the Company has used reasonable collection efforts, it writes off accounts receivable through a charge to the allowance for credit losses.

Changes in the Company’s allowance for credit losses for the thirteen week period ended June 25, 2023 and the fiscal year ended March 26, 2023 are as follows (in thousands):

	June 25, 2023	March 26, 2023

Beginning balance	$480	$258
Cumulative effect of adoption of ASU 2016-13	252	-
Bad debt expense	81	457
Write offs and other	(443)	(235)
Ending balance	$370	$480

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 25,	March 26,
	2023	2023

Income taxes	$-	$146
Real estate taxes	159	78
Insurance	354	389
Marketing	601	814
Other	247	468
Total prepaid expenses and other current assets	$1,361	$1,895

NOTE I - INTANGIBLE ASSET

The Company’s definite-lived intangible asset consists of trademarks, and the trade name and other intellectual property in connection with its Arthur Treacher’s co-branding agreements. Based upon review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is five years concluding in fiscal year 2028, and the intangible asset is subject to annual amortization. The Company performs an annual impairment test, or more frequently if events or changes in circumstances indicate that the intangible asset may be impaired. The Company tests for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Cash flow projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

There have been no significant events or changes in circumstances during the thirteen weeks ended June 25, 2023 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of June 25, 2023.

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

There have been no significant events or changes in circumstances during the thirteen weeks ended June 25, 2023 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of June 25, 2023.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 25,	March 26,
	2023	2023
Dividend payable	$2,040	$-
Payroll and other benefits	1,310	3,410
Accrued rebates	793	698
Rent and occupancy costs	92	70
Deferred revenue	797	1,406
Interest	814	2,143
Professional fees	52	99
Sales, use and other taxes	194	76
Corporate income taxes	2,540	-
Other	344	228
Total accrued expenses and other current liabilities	$8,976	$8,130

NOTE L – INCOME TAXES

The income tax provisions for the thirteen week periods ended June 25, 2023 and June 26, 2022 reflect effective tax rates of 27.1% and 27.8%, respectively. The effective income tax rate for the thirteen weeks ended June 25, 2023 reflected $2,744 of income tax expense recorded on $10,132 of pre-tax income. The effective income tax rate for the thirteen weeks ended June 26, 2022 reflected $2,743 of income tax expense recorded on $9,880 of pre-tax income. The effective tax rates are higher than the United States Federal statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits included in Other liabilities at June 25, 2023 and March 26, 2023 was $446 and $432, respectively, all of which would impact the Company’s effective rate, if recognized. As of June 25, 2023 and March 26, 2023, the Company had approximately $321 and $305, respectively, accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

NOTE M – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant operations segment consisting of Company-owned and franchised restaurants, including virtual kitchens, to distributors that resell our products to the foodservice industry through the Branded Product Program and by third party manufacturers pursuant to license agreements that sell our products to supermarkets, club stores and grocery channels nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

Income from operations attributable to Corporate consists principally of administrative expenses not allocated to the operating segments such as executive management, finance, information technology, legal, insurance, corporate office costs, corporate incentive compensation and compliance costs, and expenses of the Advertising Fund.

Interest expense, interest income, and other income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022

Revenues
Branded Product Program	$25,170	$23,171
Product licensing	11,658	11,314
Restaurant operations	4,733	4,816
Corporate (1)	424	419
Total revenues	$41,985	$39,720

Income from operations
Branded Product Program	$1,961	$2,067
Product licensing	11,613	11,269
Restaurant operations	669	641
Corporate	(2,780)	(2,197)
Income from operations	$11,463	$11,780

Interest expense	(1,414)	(1,944)
Interest income	62	22
Other income, net	21	22
Income before provision for income taxes	$10,132	$9,880

(1)	Represents advertising fund revenue.

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation expense during the thirteen week periods ended June 25, 2023 and June 26, 2022 was $177 and $8, respectively. Total share-based compensation expense is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of June 25, 2023, there was $3,055 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately forty-nine months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation expense for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense recognized under all share-based awards is as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022

Stock options	$8	$8
Restricted stock units	169	-
Total compensation cost	$177	$8

Stock options

There were no new share-based awards granted during the thirteen week period ended June 25, 2023.

Transactions with respect to stock options for the thirteen weeks ended June 25, 2023 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 26, 2023	20,000	$79.20	1.92	$40
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at June 25, 2023	20,000	$79.20	1.67	$78

Options exercisable at June 25, 2023	12,500	$85.62	.80	$19

Restricted stock units

Transactions with respect to restricted stock units for the thirteen weeks ended June 25, 2023 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 26, 2023	50,000	$67.59

Granted	-	$-

Vested	-	$-

Unvested restricted stock units at June 25, 2023	50,000	$67.59

NOTE O – STOCKHOLDERS’ EQUITY

1.	Dividends

Effective June 8, 2023, the Company’s Board of Directors (the “Board”) declared its first quarterly cash dividend of $0.50 per share for fiscal 2024, which was paid on June 28, 2023 to stockholders of record as of the close of business on June 20, 2023.

Effective August 3, 2023, the Board declared its second quarterly cash dividend of $0.50 per share for fiscal 2024 payable on September 1, 2023 to stockholders of record as of the close of business on August 21, 2023.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank Trust Company, National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2.	Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 25, 2023, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At June 25, 2023 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 25,	March 26,
	2023	2023

6.625% Senior Secured Notes due 2025	$80,000	$80,000
Less: unamortized debt issuance costs	(860)	(952)
Long-term debt, net	$79,140	$79,048

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen week periods ended June 25, 2023 and June 26, 2022 were as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022

Operating lease cost	$426	$428
Variable lease cost	388	368
Less: Sublease income, net	(21)	(22)

Total net lease cost	$793	$774

The components of the net lease cost on the Consolidated Statement of Earnings for the thirteen week periods ended June 25, 2023 and June 26, 2022 were as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022

Restaurant operating expenses	$615	$607
General and administrative expenses	199	189
Less: Other income, net	(21)	(22)

Total net lease cost	$793	$774

Cash paid for amounts included in the measurement of lease liabilities for the thirteen week periods ended June 25, 2023 and June 26, 2022 were as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022

Operating cash flows from operating leases	$393	$364

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 25, 2023 were as follows:

Weighted average remaining lease term (years):	5.1

Weighted average discount rate:	8.862%

Future lease commitments to be paid and received by the Company as of June 25, 2023 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2024 (a)	$1,240	$188	$1,052
2025	1,690	274	1,416
2026	1,721	278	1,443
2027	1,726	281	1,445
2028	1,572	129	1,443
Thereafter	462	495	(33)
Total lease commitments	$8,411	$1,645	$6,766
Less: Amount representing interest	(1,610)
Present value of lease liabilities (b)	$6,801

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2024 fiscal year. Amount does not include $459 of lease commitments paid and received by the Company for the thirteen week period ended June 25, 2023.

(b)

The present value of minimum operating lease payments of $1,743 and $5,058 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively, on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the thirteen week periods ended June 25, 2023 and June 26, 2022 were as follows (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022

Operating lease income, net	$21	$22

NOTE R - COMMITMENTS AND CONTINGENCIES

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

NOTE S – SUPPLEMENTAL CASH FLOW INFORMATION

Noncash financing activities

Dividends declared but not yet paid of $2,040 are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet at June 25, 2023.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of the COVID-19 pandemic; increases in the cost of food and paper products; the impact of price increases on customer visits; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with Smithfield Foods, Inc.; the impact of our debt service and repayment obligations under the 2025 Notes (as defined below), including the effect on our ability to fund working capital, operations and make investments; economic (including inflationary pressures like those currently being experienced); weather (including the impact on sales at our restaurants particularly during the summer months), and changes in the price of beef and beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectability of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 26, 2023, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or the “Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings. Our Company-owned and franchised restaurants operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s product licensing program sells packaged hot dogs and other meat products to retail customers through supermarkets or grocery-type retailers for off-site consumption. Our Branded Product Program enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. Our Branded Menu Program is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, licensing agreements for the sale of Nathan’s products within supermarkets and club stores, the sale of Nathan’s products directly to other foodservice operators, the manufacture of certain proprietary spices by third parties and the royalties, fees and other sums we can earn from franchising the Nathan’s restaurant concept (including the Branded Menu Program and virtual kitchens).

At June 25, 2023, our restaurant system, excluding virtual kitchens, consisted of 235 locations, including 121 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 13 foreign countries (including 2 Branded Menu Program locations in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict.) Our virtual kitchens in operation consisted of 263 locations in 19 states and 6 foreign countries.

At June 26, 2022, our restaurant system, excluding virtual kitchens, consisted of 238 locations, including 121 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 18 states, and 12 foreign countries. Our virtual kitchens in operation consisted of 196 locations in 15 states and 5 foreign countries.

Our primary focus is to expand the market penetration of the Nathan’s Famous brand by increasing the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned restaurants and franchised locations, including virtual kitchens. The primary drivers of our growth have been our Licensing and Branded Product Programs which have been the largest contributors to the Company’s revenues and profits.

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

As described in our Annual Report on Form 10-K for the year ended March 26, 2023, our future results could be materially impacted by many developments including our dependence on Smithfield Foods, Inc. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods.

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem the Company’s 10.000% Senior Secured Notes due 2020, paid a portion of a special $5.00 cash dividend and used the remaining proceeds for general corporate purposes, including working capital.

On January 26, 2022, the Company redeemed $40,000,000 in aggregate principal amount of its 2025 Notes. Subsequently, on March 21, 2023, the Company redeemed an additional $30,000,000 in aggregate principal amount of its 2025 Notes. $80,000,000 of the 2025 Notes were outstanding as of June 25, 2023. On May 1, 2023, the Company paid its first semi-annual interest payment of fiscal 2024.

Our future results may be impacted by our interest obligations under the 2025 Notes. As a result of the outstanding balance of the 2025 Notes, the Company expects to incur annual interest expense of $5,300,000 and annual amortization costs of approximately $369,000.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Recent events

Inflationary Factors

The Company continues to experience rising labor costs, as well as higher commodity prices, including beef and beef trimmings. We expect this trend to continue throughout the remainder of fiscal year 2024. In general, we have been able to offset cost increases resulting from inflation by increasing prices and adjusting product mix. We continue to monitor these inflationary pressures and will continue to implement mitigation plans as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, consumer spending levels and other factors may limit our ability to implement further price increases in the future.

COVID-19 Pandemic

The COVID-19 pandemic had an adverse effect on the Company and the economy. The impacts were most severe in fiscal 2021, improved in fiscal 2022, and had a minimal effect in fiscal 2023. While the disruptions to our business from the COVID-19 pandemic have subsided, the resurgence of COVID-19 or variants, as well as an outbreak of other widespread health epidemics or pandemics, may disrupt our operations in the future, including employee absences and changes in the availability and cost of labor.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 26, 2023, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of intangible assets; impairment of long-lived assets; and income taxes (including uncertain tax positions). As discussed in Note B, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” effective March 27, 2023. There have been no other significant changes to the Company’s accounting policies subsequent to March 26, 2023.

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

In addition to disclosing results that are determined in accordance with US GAAP, the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding share-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 25, 2023	June 26, 2022
	(unaudited)
Net income	$7,388	$7,137
Interest expense	1,414	1,944
Provision for income taxes	2,744	2,743
Depreciation and amortization	313	233
EBITDA	11,859	12,057

Share-based compensation	177	8
Adjusted EBITDA	$12,036	$12,065

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned restaurants, principally at Coney Island, and franchised restaurants from which franchised royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth quarter representing the slowest period. Additionally, revenues from our Branded Product Program, Branded Menu Program and retail licensing program generally follow similar season fluctuations, although not to the same degree. Working capital requirements may vary throughout the year to support these seasonal patterns.

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen weeks ended June 25, 2023 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended June 25, 2023 compared to thirteen weeks ended June 26, 2022

Revenues

Total revenues increased by 6% to $41,985,000 for the thirteen weeks ended June 25, 2023 (“fiscal 2024 period”) as compared to $39,720,000 for the thirteen weeks ended June 26, 2022 (“fiscal 2023 period”).

Total sales increased by 7% to $28,828,000 for the fiscal 2024 period as compared to $26,894,000 for the fiscal 2023 period which included foodservice sales from the Branded Product Program increasing by 9% to $25,170,000 for the fiscal 2024 period as compared to sales of $23,171,000 in the fiscal 2023 period. During the fiscal 2024 period, the volume of hot dogs sold in the Branded Product Program increased by approximately 2% as compared to the fiscal 2023 period. Our average selling prices, which are partially correlated to the beef markets, increased by approximately 5% as compared to the fiscal 2023 period.

Total Company-owned restaurant sales decreased by 2% to $3,658,000 during the fiscal 2024 period as compared to $3,723,000 during the fiscal 2023 period. The decrease was primarily due to lower sales at our Coney Island locations as a result of unfavorable weather conditions during June 2023.

License royalties increased by 3% to $11,658,000 in the fiscal 2024 period as compared to $11,314,000 in the fiscal 2023 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased 3% to $10,796,000 in the fiscal 2024 period as compared to $10,450,000 in the fiscal 2023 period. The increase is due to a 3% increase in retail volume, as well as a 0.4% increase in average net selling price as compared to the fiscal 2023 period. The foodservice business earned higher royalties of $54,000 as compared to the fiscal 2023 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $2,000 during the fiscal 2024 period as compared to the fiscal 2023 period primarily due to lower royalties earned on sales of pickles, offset by higher royalties earned on sales of cocktail franks and mozzarella sticks.

Franchise fees and royalties were $1,075,000 in the fiscal 2024 period as compared to $1,093,000 in the fiscal 2023 period. Total royalties were $980,000 in the fiscal 2024 period as compared to $901,000 in the fiscal 2023 period. Royalties earned under the Branded Menu Program were $181,000 in the fiscal 2024 period as compared to $140,000 in the fiscal 2023 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $32,000 in the fiscal 2024 period as compared to $44,000 in the fiscal 2023 period. Traditional franchise royalties were $767,000 in the fiscal 2024 period as compared to $717,000 in the fiscal 2023 period. Franchise restaurant sales increased to $17,263,000 in the fiscal 2024 period as compared to $15,946,000 in the fiscal 2023 period primarily due to higher sales at airport locations; highway travel plazas; shopping malls and movie theaters. Comparable domestic franchise sales (consisting of 63 Nathan’s franchised restaurants, excluding sales under the Branded Menu Program) were $14,481,000 in the fiscal 2024 period as compared to $13,250,000 in the fiscal 2023 period.

At June 25, 2023, 235 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 238 franchised locations, including domestic, international and Branded Menu Program units at June 26, 2022. Total franchise fee income was $95,000 in the fiscal 2024 period as compared to $192,000 in the fiscal 2023 period. Domestic franchise fee income was $27,000 in the fiscal 2024 period as compared to $29,000 in the fiscal 2023 period. International franchise fee income was $60,000 in the fiscal 2024 period as compared to $70,000 during the fiscal 2023 period.

We recognized $8,000 and $93,000 in forfeited fees in the fiscal 2024 and fiscal 2023 periods, respectively. During the fiscal 2024 period, seven franchise locations opened and four franchise locations closed. Additionally, four virtual kitchens opened. During the fiscal 2023 period, three franchise locations opened and four franchise locations closed. Additionally, 15 virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $424,000 in the fiscal 2024 period as compared to $419,000 in the fiscal 2023 period.

Costs and Expenses

Overall, our cost of sales increased by 9% to $24,684,000 in the fiscal 2024 period as compared to $22,667,000 in the fiscal 2023 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $4,144,000 or 14% of sales during the fiscal 2024 period as compared to $4,227,000 or 16% of sales during the fiscal 2023 period.

Cost of sales in the Branded Product Program increased by 11% to $22,568,000 in the fiscal 2024 period as compared to $20,400,000 in the fiscal 2023 period, primarily due to the 2% increase in the volume of hot dogs sold as discussed above, as well as an 8% increase in the average cost per pound of our hot dogs. We continue to experience pricing pressures on commodities, including beef and beef trimmings.

We did not make any purchase commitments of beef during the fiscal 2024 and 2023 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted.

With respect to Company-owned restaurants, our cost of sales during the fiscal 2024 period was $2,116,000 or 58% of restaurant sales, as compared to $2,267,000 or 61% of restaurant sales in the fiscal 2023 period. The decrease in cost of sales during the fiscal 2024 period was primarily due to the 2% decrease in sales discussed above. Food and paper costs as a percentage of Company-owned restaurant sales were 28%, down from 29% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 30%, down from 32% in the comparable period in the prior year due to tighter management and staffing stabilization.

Restaurant operating expenses were $1,043,000 in the fiscal 2024 period as compared to $1,032,000 in the fiscal 2023 period. We incurred higher occupancy expenses of $8,000 and higher contract maintenance costs of $6,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $313,000 in the fiscal 2024 period as compared to $233,000 in the fiscal 2023 period.

General and administrative expenses increased by $469,000 or 13% to $4,058,000 in the fiscal 2024 period as compared to $3,589,000 in the fiscal 2023 period. The increase in general and administrative expenses was primarily attributable to higher incentive compensation expenses of $129,000, higher share-based compensation expense of $169,000 and higher professional fees of $108,000.

Advertising fund expense, after eliminating Company contributions, was $424,000 in the fiscal 2024 period as compared to $419,000 in the fiscal 2023 period.

Other Items

Interest expense of $1,414,000 in the fiscal 2024 period represented interest expense of $1,322,000 on the 2025 Notes and amortization of debt issuance costs of $92,000.

Interest expense of $1,944,000 in the fiscal 2023 period represented interest expense of $1,817,000 on the 2025 Notes and amortization of debt issuance costs of $127,000.

The reduction in interest expense of $530,000 is due to the reduction in the outstanding balance of the Company’s 2025 Notes as a result of the $30,000,000 partial redemption completed in March 2023.

Interest income of $62,000 in the fiscal 2024 period represented amounts earned by the Company on its interest bearing bank and money market accounts, as compared to $22,000 in the fiscal 2023 period.

Other income, net was $21,000 and $22,000 in the fiscal 2024 and fiscal 2023 periods, respectively, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2024 period was 27.1% as compared to 27.8% in the fiscal 2023 period. The effective income tax rate for the fiscal 2024 period reflected income tax expense of $2,744,000 recorded on $10,132,000 of pre-tax income. The effective income tax rate for the fiscal 2023 period reflected income tax expense of $2,743,000 recorded on $9,880,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits at June 25, 2023 was $446,000 all of which would impact the Company’s effective tax rate, if recognized. As of June 25, 2023, the Company had approximately $321,000 accrued for the payment of interest and penalties in conjunction with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 31, 2024 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At June 25, 2023 and June 26, 2022, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash at June 25, 2023 aggregated $31,936,000, a $2,075,000 increase during the fiscal 2024 period as compared to cash of $29,861,000 at March 26, 2023. Net working capital increased to $36,157,000 in the fiscal 2024 period from $30,652,000 at March 26, 2023. On May 1, 2023, we paid our first semi-annual interest payment of $2,650,000 for the fiscal 2024 period. We paid our first quarterly cash dividend of fiscal 2024 of $2,040,000 on June 28, 2023.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. Semi-annual interest payments are $2,650,000. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $2,148,000 in the fiscal 2024 period is primarily attributable to net income of $7,388,000 in addition to other non-cash operating items of $547,000, offset by changes in other operating assets and liabilities of $5,787,000. Non-cash operating expenses consist principally of depreciation and amortization of $313,000, amortization of debt issuance costs of $92,000, share-based compensation expense of $177,000, and a provision for uncollectible accounts of $81,000. In the fiscal 2024 period, accounts and other receivables increased by $6,232,000 due primarily to higher Branded Product Program receivables of $3,018,000, higher franchise and license royalties receivable of $2,572,000, and higher receivables due to the Advertising Fund of $736,000. Prepaid expenses and other current assets decreased by $534,000 due principally to a decrease in prepaid income taxes of $146,000 and a decrease in prepaid marketing and other expenses of $434,000. Accounts payable, accrued expenses and other current liabilities increased by $156,000 due principally to an increase in accounts payable due to the timing of seasonal product purchases for our Branded Product Program and Company-owned restaurants, as well as an increase in accrued rebates of $95,000 as a result of higher sales. Additionally, there was an increase in accrued corporate taxes of $2,540,000 due to the timing of estimated tax payments and higher earnings. Offsetting these increases was a reduction in accrued payroll and other benefits of $2,100,000 resulting from the payment of year-end fiscal 2023 compensation; a reduction in accrued interest expense of $1,329,000 resulting from our May 2023 semi-annual interest payment on our 2025 Notes; and earned deferred revenue of $609,000.

Cash used in investing activities was $73,000 in the fiscal 2024 period primarily in connection with capital expenditures incurred for our Branded Product Program and various computer equipment.

In 2016, the Company’s Board of Directors (the “Board”) authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 25, 2023, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At June 25, 2023, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2024 period.

As discussed above, we had cash at June 25, 2023 aggregating $31,936,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first quarterly cash dividend of fiscal 2024 of $2,040,000 on June 28, 2023.

Effective August 3, 2023, the Company declared its second quarter fiscal 2024 dividend of $0.50 per common share to stockholders of record as of the close of business on August 21, 2023, which is payable on September 1, 2023.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2024 at the same rate as declared in the first quarter of fiscal 2024, the Company’s total cash requirement for dividends for all of fiscal 2024 would be approximately $8,160,000 based on the number of shares of common stock outstanding at July 28, 2023. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

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

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 31, 2024, we will be required to make interest payments of $5,300,000, of which $2,650,000 has been made on May 1, 2023.

Management believes that available cash and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At June 25, 2023, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 26, 2023.

Inflationary Impact

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2024 period, and this trend may continue through the remainder of fiscal year 2024.

Our average cost of hot dogs during the fiscal 2024 period was approximately 8% higher than during the fiscal 2023 period. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix.

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

New York State recently passed legislation which will increase the minimum wage on January 1, 2024 to $16.00 in New York City, Long Island and Westchester followed by $0.50 annual increases in 2025 and 2026. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index.

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

We believe that these increases in the minimum wage and other changes in employment laws have had a significant financial impact on our financial results and the results of our franchisees that operate in New York State. Our business could be negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of franchised restaurants.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 26, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 25, 2023, Nathan’s cash balance aggregated $31,936,000. Earnings on this cash would increase or decrease by approximately $80,000 per annum for each 0.25% change in interest rates.

Borrowings

At June 25, 2023, we had $80,000,000 of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $200,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Inflationary pressures on labor and rising commodity prices have directly impacted our consolidated results of operation during the fiscal 2024 period, most notably within our restaurant operations and Branded Product Program segments. We expect this trend to continue throughout fiscal 2024. Our average cost of hot dogs during the fiscal 2024 period was approximately 8% higher than during the fiscal 2023 period.

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

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended June 25, 2023 would have increased or decreased our cost of sales by approximately $2,306,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 26, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 3, 2023, the Board declared its quarterly cash dividend of $0.50 per share payable on September 1, 2023 to shareholders of record as of the close of business on August 21, 2023.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 25, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 3, 2023	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President – Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)