Form 10-Q
period 2023-09-24
NATHANS FAMOUS, INC.
filed 2023-11-02
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023.

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

At October 27, 2023 an aggregate of 4,079,720 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 24, 2023	March 26, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,978	$29,861
Accounts and other receivables, net (Note G)	15,762	15,066
Inventories	921	539
Prepaid expenses and other current assets (Note H)	846	1,895
Total current assets	54,507	47,361

Property and equipment, net of accumulated depreciation of $11,411 and $10,871, respectively	2,949	3,321
Operating lease assets (Note Q)	6,638	6,421
Goodwill	95	95
Intangible asset, net (Note I)	782	869
Deferred income taxes	467	375
Other assets	154	168

Total assets	$65,592	$58,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,611	$6,461
Accrued expenses and other current liabilities (Note K)	6,638	8,130
Current portion of operating lease liabilities (Note Q)	1,875	1,782
Deferred franchise fees	336	336
Total current liabilities	14,460	16,709

Long-term debt, net of unamortized debt issuance costs of $768 and $952, respectively (Note P)	79,232	79,048
Operating lease liabilities (Note Q)	5,408	5,406
Other liabilities	783	737
Deferred franchise fees	1,080	1,272

Total liabilities	100,963	103,172

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,369,235 shares issued; and 4,079,720 shares outstanding at September 24, 2023 and March 26, 2023	94	94
Additional paid-in capital	62,924	62,565
Accumulated deficit	(11,727)	(20,559)
Stockholders’ equity before treasury stock	51,291	42,100

Treasury stock, at cost, 5,289,515 shares at September 24, 2023 and March 26, 2023	(86,662)	(86,662)
Total stockholders’ deficit	(35,371)	(44,562)

Total liabilities and stockholders’ deficit	$65,592	$58,610

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

REVENUES
Sales	$28,545	$27,301	$57,373	$54,195
License royalties	8,339	8,413	19,997	19,727
Franchise fees and royalties	1,291	1,199	2,366	2,292
Advertising fund revenue	569	584	993	1,003
Total revenues	38,744	37,497	80,729	77,217

COSTS AND EXPENSES
Cost of sales	24,187	21,898	48,871	44,565
Restaurant operating expenses	1,340	1,253	2,383	2,285
Depreciation and amortization	315	301	628	534
General and administrative expenses	3,229	3,372	7,287	6,961
Advertising fund expense	569	759	993	1,178
Total costs and expenses	29,640	27,583	60,162	55,523

Income from operations	9,104	9,914	20,567	21,694

Interest expense	(1,413)	(1,943)	(2,827)	(3,887)
Interest income	150	80	212	102
Other income, net	23	34	44	56

Income before provision for income taxes	7,864	8,085	17,996	17,965
Provision for income taxes	2,153	2,127	4,897	4,870
Net income	$5,711	$5,958	$13,099	$13,095

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,080	4,083	4,080	4,098
Diluted	4,092	4,083	4,090	4,098

Income per share:
Basic	$1.40	$1.46	$3.21	$3.20
Diluted	$1.40	$1.46	$3.20	$3.20

Dividends declared per share	$0.50	$0.45	$1.00	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended September 24, 2023 and September 25, 2022

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, June 25, 2023	9,369,235	$94	$62,742	$(15,398)	5,289,515	$(86,662)	$(39,224)

Dividends on common stock	-	-	-	(2,040)	-	-	(2,040)
Share-based compensation	-	-	182	-	-	-	182
Net income	-	-	-	5,711	-	-	5,711
Balance, September 24, 2023	9,369,235	$94	$62,924	$(11,727)	5,289,515	$(86,662)	$(35,371)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, June 26, 2022	9,369,235	$94	$62,315	$(27,334)	5,274,451	$(85,840)	$(50,765)

Repurchase of common stock					15,064	(822)	(822)
Dividends on common stock	-	-	-	(1,836)	-	-	(1,836)
Share-based compensation	-	-	8	-	-	-	8
Net income	-	-	-	5,958	-	-	5,958
Balance, September 25, 2022	9,369,235	$94	$62,323	$(23,212)	5,289,515	$(86,662)	$(47,457)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Twenty-six weeks ended September 24, 2023 and September 25, 2022

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

Cumulative effect of adoption of ASU 2016-13 (Note B)	-	-	-	(187)	-	-	(187)
Dividends on common stock	-	-	-	(4,080)	-	-	(4,080)
Share-based compensation	-	-	359	-	-	-	359
Net income	-	-	-	13,099	-	-	13,099
Balance, September 24, 2023	9,369,235	$94	$62,924	$(11,727)	5,289,515	$(86,662)	$(35,371)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

Repurchase of common stock	-	-	-	-	35,434	(1,892)	(1,892)
Dividends on common stock	-	-	-	(3,688)	-	-	(3,688)
Share-based compensation	-	-	16	-	-	-	16
Net income	-	-	-	13,095	-	-	13,095
Balance, September 25, 2022	9,369,235	$94	$62,323	$(23,212)	5,289,515	$(86,662)	$(47,457)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 24, 2023 and September 25, 2022

(in thousands)

(Unaudited)

	September 24, 2023	September 25, 2022
Cash flows from operating activities:
Net income	$13,099	$13,095
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	628	534
Gain on disposal of property and equipment	-	(14)
Amortization of debt issuance costs	184	254
Share-based compensation expense	359	16
Provision for doubtful accounts	55	80
Deferred income taxes	(27)	15
Other non-cash items	(122)	(123)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,003)	(2,877)
Inventories	(382)	(201)
Prepaid expenses and other current assets	1,049	573
Other assets	14	13
Accounts payable, accrued expenses and other current liabilities	(2,342)	(1,384)
Deferred franchise fees	(192)	(259)
Other liabilities	46	50

Net cash provided by operating activities	11,366	9,772

Cash flows from investing activities:
Insurance proceeds for property and equipment	-	42
Purchase of property and equipment	(169)	(440)

Net cash used in investing activities	(169)	(398)

Cash flows from financing activities:
Dividends paid to stockholders	(4,080)	(3,688)
Repurchase of treasury stock	-	(1,892)

Net cash used in financing activities	(4,080)	(5,580)

Net increase in cash and cash equivalents	7,117	3,794

Cash and cash equivalents, beginning of period	29,861	50,063

Cash and cash equivalents, end of period	$36,978	$53,857

Cash paid during the period for:
Interest	$2,650	$3,644
Income taxes	$4,265	$3,576

Non-cash financing activity:
Dividends declared per share	$1.00	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 24, 2023

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 24, 2023 and September 25, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen and twenty-six weeks ended September 24, 2023 and September 25, 2022 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Branded Products	$23,352	$22,030	$48,522	$45,201
Company-owned restaurants	5,193	5,271	8,851	8,994
Total sales	28,545	27,301	57,373	54,195

License royalties	8,339	8,413	19,997	19,727

Franchise royalties	1,148	1,055	2,128	1,956
Franchise fees	143	144	238	336
Total franchise fees and royalties	1,291	1,199	2,366	2,292

Advertising fund revenue	569	584	993	1,003

Total revenues	$38,744	$37,497	$80,729	$77,217

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

United States	$37,444	$36,095	$77,326	$74,012
International	1,300	1,402	3,403	3,205
Total revenues	$38,744	$37,497	$80,729	$77,217

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	September 24, 2023	March 26, 2023
Deferred franchise fees (a)	$1,416	$1,608
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$742	$1,406

(a)	Deferred franchise fees of $336 and $1,080 as of September 24, 2023 and $336 and $1,272 as of March 26, 2023 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $242 of deferred license royalties and $500 of deferred advertising fund revenue as of September 24, 2023 and $906 of deferred license royalties and $500 of deferred advertising fund revenue as of March 26, 2023.

Significant changes in deferred franchise fees are as follows (in thousands):

	Twenty-six weeks ended
	September 24, 2023	September 25, 2022
Deferred franchise fees at beginning of period	$1,608	$2,097
New deferrals due to cash received and other	46	77
Revenue recognized during the period	(238)	(336)
Deferred franchise fees at end of period	$1,416	$1,838

Significant changes in deferred revenues are as follows (in thousands):

	Twenty-six weeks ended
	September 24, 2023	September 25, 2022
Deferred revenues at beginning of period	$1,406	$876
New deferrals due to cash received and other	500	-
Revenue recognized during the period	(1,164)	(676)
Deferred revenues at end of period	$742	$200

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2024 (a)	$170
2025	330
2026	298
2027	185
2028	93
Thereafter	340
Total	$1,416

(a)

Represents franchise fees expected to be recognized for the remainder of the 2024 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $238 of franchise fee revenue recognized for the twenty-six weeks ended September 24, 2023.

We have applied the optional exemption, as provided for under ASC Topic 606 “Revenues from Contracts with Customers,” which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

NOTE D – INCOME PER SHARE

Basic income per common share is calculated by dividing income by the weighted average number of common shares outstanding and excludes any dilutive effect of share-based awards. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 24, 2023 and September 25, 2022, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2023	2022	2023	2022	2023	2022
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$5,711	$5,958	4,080	4,083	$1.40	$1.46
Effect of dilutive share-based awards	-	-	12	-	-	-
Diluted EPS
Diluted calculation	$5,711	$5,958	4,092	4,083	$1.40	$1.46

Twenty-six weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2023	2022	2023	2022	2023	2022
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$13,099	$13,095	4,080	4,098	$3.21	$3.20
Effect of dilutive share-based awards	-	-	10	-	(.01)	-
Diluted EPS
Diluted calculation	$13,099	$13,095	4,090	4,098	$3.20	$3.20

Options to purchase 10,000 shares of common stock in the thirteen and twenty-six week periods ended September 24, 2023 were excluded in the computation of diluted earnings per share because the exercise price exceeded the average market price of common shares during these periods.

Options to purchase 20,000 shares of common stock in the thirteen and twenty-six week periods ended September 25, 2022 were excluded in the computation of diluted earnings per share because the exercise price exceeded the average market price of common shares during these periods.

NOTE E – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 24, 2023 were $15,075. The Company did not have any cash equivalents at March 26, 2023. The Company’s cash balances principally consist of cash in bank and money market accounts.

At September 24, 2023 and March 26, 2023, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

●   Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of September 24, 2023 and March 26, 2023 were as follows (in thousands):

	September 24, 2023		March 26, 2023
	Face value	Fair value	Face value	Fair value

Long-term debt	$80,000	$79,048	$80,000	$80,080

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 24, 2023, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 24,	March 26,
	2023	2023

Branded product sales	$11,634	$11,106
Franchise and license royalties	3,238	3,817
Other	1,223	623
	16,095	15,546

Less: allowance for credit losses	(333)	(480)
Accounts and other receivables, net	$15,762	$15,066

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

Under the CECL guidance, the Company applies the credit loss methodology by pooling financial assets based on similar risk characteristics and delinquency status under an aging method at the measurement date. The risk characteristics the Company generally reviews when analyzing its trade accounts receivable pools include the type of receivable (for example, franchise receivable versus license receivable), payment terms, the Company’s previous loss history, current and future economic conditions and the length of time accounts receivables are past due. For those trade accounts receivable that no longer share similar risk characteristics with its pool and potential loss is evident, a specific reserve is recorded.

For pooled trade account receivables, the Company develops its allowance for credit losses by applying a historical loss rate to each pool based on historical account write-off trends. The Company believes that the past five years provide a reasonable representation of the Company’s operations and performance through various business cycles, both favorable and unfavorable. The allowance for credit losses is then adjusted for current macroeconomic factors, including the effects of inflation and reasonable and supportable forecasts of future economic conditions. The Company provides for expected credit losses through a charge to earnings. After the Company has used reasonable collection efforts, it writes off accounts receivable through a charge to the allowance for credit losses.

Changes in the Company’s allowance for credit losses for the twenty-six week period ended September 24, 2023 and the fiscal year ended March 26, 2023 are as follows (in thousands):

	September 24, 2023	March 26, 2023

Beginning balance	$480	$258
Cumulative effect of adoption of ASU 2016-13	252	-
Bad debt expense	55	457
Write offs and other	(454)	(235)
Ending balance	$333	$480

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 24,	March 26,
	2023	2023

Income taxes	$-	$146
Real estate taxes	92	78
Insurance	110	389
Marketing	266	814
Other	378	468
Total prepaid expenses and other current assets	$846	$1,895

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

There have been no significant events or changes in circumstances during the thirteen and twenty-six week periods ended September 24, 2023 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of September 24, 2023.

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

There have been no significant events or changes in circumstances during the thirteen and twenty-six week periods ended September 24, 2023 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of September 24, 2023.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 24,	March 26,
	2023	2023
Payroll and other benefits	$1,768	$3,410
Accrued rebates	739	698
Rent and occupancy costs	169	70
Deferred revenue	742	1,406
Interest	2,135	2,143
Professional fees	167	99
Sales, use and other taxes	194	76
Corporate income taxes	467	-
Other	257	228
Total accrued expenses and other current liabilities	$6,638	$8,130

NOTE L – INCOME TAXES

The income tax provisions for the thirteen weeks ended September 24, 2023 and September 25, 2022 reflect effective tax rates of27.4% and 26.3%, respectively. The effective income tax rate for the thirteen weeks ended September 24, 2023 reflected $2,153 of income tax expense recorded on $7,864 of pre-tax income. The effective income tax rate for the thirteen weeks ended September 25, 2022 reflected $2,127 of income tax expense recorded on $8,085 of pre-tax income.

The income tax provisions for the twenty-six weeks ended September 24, 2023 and September 25, 2022 reflect effective tax rates of 27.2% and 27.1%, respectively. The effective income tax rate for the twenty-six weeks ended September 24, 2023 reflected $4,897 of income tax expense recorded on $17,996 of pre-tax income. The effective income tax rate for the twenty-six weeks ended September 25, 2022 reflected $4,870 of income tax expense recorded on $17,965 of pre-tax income.

The effective income tax rates for the thirteen and twenty-six week periods ended September 24, 2023 and September 25, 2022 were higher than the United States statutory income tax rate primarily due to state and local taxes. The effective tax rate for the thirteen week period ended September 24, 2023 includes a discrete adjustment of 0.8%. There were no discrete adjustments for the thirteen week period ended September 25, 2022.

The amount of unrecognized tax benefits included in Other liabilities at September 24, 2023 and March 26, 2023 was $459 and $432, respectively, all of which would impact the Company’s effective rate, if recognized. As of September 24, 2023 and March 26, 2023, the Company had approximately $335 and $305, respectively, accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended

	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Revenues
Branded Product Program	$23,352	$22,030	$48,522	$45,201
Product licensing	8,339	8,413	19,997	19,727
Restaurant operations	6,484	6,470	11,217	11,286
Corporate (1)	569	584	993	1,003
Total revenues	$38,744	$37,497	$80,729	$77,217

Income from operations
Branded Product Program	$1,387	$2,485	$3,348	$4,552
Product licensing	8,293	8,367	19,906	19,636
Restaurant operations	1,639	1,476	2,308	2,117
Corporate	(2,215)	(2,414)	(4,995)	(4,611)
Income from operations	$9,104	$9,914	$20,567	$21,694

Interest expense	(1,413)	(1,943)	(2,827)	(3,887)
Interest income	150	80	212	102
Other income, net	23	34	44	56
Income before provision for income taxes	$7,864	$8,085	$17,996	$17,965

(1)	Represents advertising fund revenue

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen and twenty-six week periods ended September 24, 2023 and September 25, 2022 was $182 and $8, and $359 and $16, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of September 24, 2023, there was $3,035 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately forty-six months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense under all share-based awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Stock options	$13	$8	$21	$16
Restricted stock units	169	-	338	-
Total compensation cost	$182	$8	$359	$16

Stock options

During the twenty-six week period ended September 24, 2023, the Company granted options to purchase 10,000 shares at an exercise price of $78.00 per share, all of which expire five years from the date of grant. All such options vest ratably over a four-year period commencing August 11, 2023.

The weighted average option fair value, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six week period ended September 24, 2023 are as follows:

Weighted average option fair values	$16.23
Expected life (years)	4.4
Interest rate	4.31%
Volatility	24.29%
Dividend yield	2.56%

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

Transactions with respect to stock options for the twenty-six weeks ended September 24, 2023 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 26, 2023	20,000	$79.20	1.92	$40
Granted	10,000	$78.00	4.88	-
Expired	(10,000)	$89.90	-	-
Options outstanding at September 24, 2023	20,000	$73.25	3.88	$27

Options exercisable at September 24, 2023	5,000	$68.50	2.88	$14

Restricted stock units

Transactions with respect to restricted stock units for the twenty-six weeks ended September 24, 2023 are as follows:

	Shares	Weighted Average Grant-date Fair value Per share

Unvested restricted stock units at March 26, 2023	50,000	$67.59
Granted	-	$-
Vested	-	$-
Unvested restricted stock units at September 24, 2023	50,000	$67.59

NOTE O – STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 8, 2023, the Company’s Board of Directors (the “Board”) declared its first quarterly cash dividend of $0.50 per share for fiscal 2024, which was paid on June 28, 2023 to stockholders of record as of the close of business on June 20, 2023.

Effective August 3, 2023, the Board declared its second quarterly cash dividend of $0.50 per share for fiscal 2024, which was paid on September 1, 2023 to stockholders of record as of the close of business on August 21, 2023.

Effective November 2, 2023, the Board declared its third quarterly cash dividend of $0.50 per share for fiscal 2024 payable on December 1, 2023 to stockholders of record as of the close of business on November 20, 2023.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank Trust Company, National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future is subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 24, 2023, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At September 24, 2023 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 24,	March 26,
	2023	2023

6.625% Senior Secured Notes due 2025	$80,000	$80,000
Less: unamortized debt issuance costs	(768)	(952)
Long-term debt, net	$79,232	$79,048

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen and twenty-six week periods ended September 24, 2023 and September 25, 2022 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Operating lease cost	$423	$408	$849	$836
Variable lease cost	499	482	887	850
Less: Sublease income, net	(23)	(20)	(44)	(42)

Total net lease cost	$899	$870	$1,692	$1,644

The following table presents the components of the net lease cost on the Consolidated Statements of Earnings for the thirteen and twenty-six week periods ended September 24, 2023 and September 25, 2022 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended

	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Restaurant operating expenses	$732	$712	$1,347	$1,319
General and administrative expenses	190	178	389	367
Less: Other income, net	(23)	(20)	(44)	(42)

Total net lease cost	$899	$870	$1,692	$1,644

Cash paid for amounts included in the measurement of lease liabilities for the thirteen and twenty-six week periods ended September 24, 2023 and September 25, 2022 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended

	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Operating cash flows from operating leases	$392	$370	$785	$734

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 24, 2023 were as follows:

Weighted average remaining lease term (years):	4.9

Weighted average discount rate:	8.498%

Future lease commitments to be paid and received by the Company as of September 24, 2023 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2024 (a)	$773	$84	$689
2025	1,884	274	1,610
2026	1,919	278	1,641
2027	1,928	281	1,647
2028	1,778	129	1,649
Thereafter	602	495	107
Total lease commitments	$8,884	$1,541	$7,343
Less: Amount representing interest	(1,601)
Present value of lease liabilities (b)	$7,283

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2024 fiscal year. Amount does not include $895 of lease commitments paid and received by the Company for the twenty-six week period ended September 24, 2023.

(b)

The present value of minimum operating lease payments of $1,875 and $5,408 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of net lease income for the thirteen and twenty-six week periods ended September 24, 2023 and September 25, 2022 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

Operating lease income, net	$23	$20	$44	$42

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

NOTE S – SUBSEQUENT EVENTS

On October 30, 2023, the Compensation Committee of the Board approved a discretionary cash bonus payment of $500 to Howard M. Lorber, Executive Chairman of the Board, which will be paid on or before November 17, 2023.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of disease epidemics such as the recent COVID-19 pandemic; increases in the cost of food and paper products; the impact of price increases on customer visits; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with Smithfield Foods, Inc.; the impact of our debt service and repayment obligations under the 2025 Notes (as defined below), including the effect on our ability to fund working capital, operations and make investments; economic (including inflationary pressures like those currently being experienced); weather (including the impact on sales at our restaurants particularly during the summer months); changes in the price of beef and beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectability of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 26, 2023, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At September 24, 2023, our restaurant system, excluding virtual kitchens, consisted of 235 locations, including 117 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 13 foreign countries (including 2 Branded Menu Program locations in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict.) Our virtual kitchens in operation consisted of 262 locations located in 20 states and six foreign countries.

At September 25, 2022, our restaurant system, excluding virtual kitchens, consisted of 234 locations, including 119 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 12 foreign countries (including 2 Branded Menu Program locations in Ukraine which are temporarily closed as a result of the Russia-Ukraine conflict.) Our virtual kitchens in operation consisted of 229 locations located in 18 states and four foreign countries.

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

On January 26, 2022, the Company redeemed $40,000,000 in aggregate principal amount of its 2025 Notes. Subsequently, on March 21, 2023, the Company redeemed an additional $30,000,000 in aggregate principal amount of its 2025 Notes. $80,000,000 of the 2025 Notes were outstanding as of September 24, 2023. On May 1, 2023 and November 1, 2023, the Company paid its semi-annual interest payments for fiscal 2024.

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

Recent events

Inflationary Factors

The Company continues to experience rising labor costs, as well as higher commodity prices, including beef and beef trimmings. This trend may continue throughout the remainder of fiscal year 2024. In general, we have been able to offset cost increases resulting from inflation by increasing prices and adjusting product mix. We continue to monitor these inflationary pressures and will continue to implement mitigation plans as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, consumer spending levels and other factors may limit our ability to implement further price increases in the future.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(unaudited)		(unaudited)

Net income	$5,711	$5,958	$13,099	$13,095
Interest expense	1,413	1,943	2,827	3,887
Provision for income taxes	2,153	2,127	4,897	4,870
Depreciation and amortization	315	301	628	534
EBITDA	9,592	10,329	21,451	22,386

Gain on disposal of property and equipment	-	(14)	-	(14)
Share-based compensation	182	8	359	16
Adjusted EBITDA	$9,774	$10,323	$21,810	$22,388

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

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen and twenty-six weeks ended September 24, 2023 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended September 24, 2023 compared to thirteen weeks ended September 25, 2022

Revenues

Total revenues increased by approximately 3% to $38,744,000 for the thirteen weeks ended September 24, 2023 (“second quarter fiscal 2024”) as compared to $37,497,000 for the thirteen weeks ended September 25, 2022 (“second quarter fiscal 2023”).

Total sales increased by approximately 5% to $28,545,000 for the second quarter fiscal 2024 as compared to $27,301,000 for the second quarter fiscal 2023 which included foodservice sales from the Branded Product Program increasing by 6% to $23,352,000 for the second quarter fiscal 2024 as compared to sales of $22,030,000 for the second quarter fiscal 2023. During the second quarter fiscal 2024, the volume of hot dogs sold decreased by approximately 2% as compared to the second quarter fiscal 2023. Our average selling prices increased by approximately 9% as compared to the second quarter fiscal 2023. Total Company-owned restaurant sales decreased by approximately 1% to $5,193,000 during the second quarter fiscal 2024 as compared to $5,271,000 during the second quarter fiscal 2023. Sales were impacted by reduced traffic at our Coney Island locations as a result of unfavorable weather conditions during the summer season.

License royalties decreased by approximately 1% to $8,339,000 in the second quarter fiscal 2024 as compared to $8,413,000 in the second quarter fiscal 2023. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, decreased 2% to $7,507,000 for the second quarter fiscal 2024 as compared to $7,655,000 in the second quarter fiscal 2023. The decrease is due to a 7% decrease in retail volume, which was partially offset by a 5% increase in average net selling price as compared to the second quarter fiscal 2023. The foodservice business earned higher royalties of $56,000 as compared to the second quarter fiscal 2023. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $74,000 during the second quarter fiscal 2024 as compared to the second quarter fiscal 2023 primarily due to higher royalties earned on sales of french fries, onion rings and pickles.

Franchise fees and royalties were $1,291,000 in the second quarter fiscal 2024 as compared to $1,199,000 in the second quarter fiscal 2023. Total royalties were $1,148,000 in the second quarter fiscal 2024 as compared to $1,055,000 in the second quarter fiscal 2023. Royalties earned under the Branded Menu Program were $272,000 in the second quarter fiscal 2024 as compared to $178,000 in the second quarter fiscal 2023. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $18,000 in the second quarter fiscal 2024 as compared to $37,000 in the second quarter fiscal 2023. Traditional franchise royalties were $858,000 in the second quarter fiscal 2024 as compared to $840,000 in the second quarter fiscal 2023. Franchise restaurant sales increased to $19,171,000 in the second quarter fiscal 2024 as compared to $18,595,000 in the second quarter fiscal 2023 primarily due to higher sales at airport locations; highway travel plazas; shopping malls and movie theaters. Comparable domestic franchise sales (consisting of 63 Nathan’s outlets, excluding sales under the Branded Menu Program) were $15,627,000 in the second quarter fiscal 2024 as compared to $15,353,000 in the second quarter fiscal 2023.

At September 24, 2023, 235 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 234 franchised locations, including domestic, international and Branded Menu Program units at September 25, 2022. Total franchise fee income was $143,000 in the second quarter fiscal 2024 as compared to $144,000 in the second quarter fiscal 2023. Domestic franchise fee income was $28,000 in the second quarter fiscal 2024 and the second quarter fiscal 2023. International franchise fee income was $60,000 in the second quarter fiscal 2024 as compared to $61,000 during the second quarter fiscal 2023.

We recognized $55,000 in forfeited fees in the second quarter fiscal 2024 and the second quarter fiscal 2023. During the second quarter fiscal 2024, seven franchise locations opened and seven franchise locations closed. Additionally, seven virtual kitchens opened. During the second quarter fiscal 2023, one franchise location opened and five franchise locations closed. Additionally, forty-three virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $569,000 during the second quarter fiscal 2024 as compared to $584,000 during the second quarter fiscal 2023.

Costs and Expenses

Overall, our cost of sales increased by approximately 10% to $24,187,000 in the second quarter fiscal 2024 as compared to $21,898,000 in the second quarter fiscal 2023. Our gross profit (representing the difference between sales and cost of sales) decreased to $4,358,000 or 15% of sales during the second quarter fiscal 2024 as compared to $5,403,000 or 20% of sales during the second quarter fiscal 2023.

Cost of sales in the Branded Product Program increased by 13% to $21,442,000 in the second quarter fiscal 2024 as compared to $18,975,000 in the second quarter fiscal 2023, primarily due to a 17% increase in the average cost per pound of our hot dogs, which was partially offset by the 2% decline in the volume of hot dogs sold as discussed above. We continue to experience pricing pressures on commodities, including beef and beef trimmings. We did not make any purchase commitments of beef during the second quarter fiscal 2024 or the second quarter fiscal 2023. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2024 was $2,745,000 or 53% of restaurant sales as compared to $2,923,000 or 55% of restaurant sales during the second quarter fiscal 2023. The decrease in cost of sales during the fiscal 2024 period was primarily due to the 1% decrease in sales discussed above. Food and paper costs as a percentage of Company-owned restaurant sales were 27.6%, down from 28.3% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 25.3%, down from 27.2% in the comparable period of the prior year due to tighter management and staffing stabilization.

Restaurant operating expenses were $1,340,000 in the second quarter fiscal 2024 as compared to $1,253,000 in the second quarter fiscal 2023. We incurred higher occupancy expenses of $17,000, higher contract maintenance costs of $12,000 and higher credit card and bank fees of $40,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $315,000 in the second quarter fiscal 2024 as compared to $301,000 in the second quarter fiscal 2023.

General and administrative expenses decreased by $143,000 or 4% to $3,229,000 in the second quarter fiscal 2024 as compared to $3,372,000 in the second quarter fiscal 2023. The decrease in general and administrative expenses was primarily attributable to a reduction in incentive compensation expenses of $233,000 and lower marketing and trade show expenses of $57,000, which were partially offset by higher share-based compensation expense of $174,000.

Advertising fund expense, after eliminating Company contributions, was $569,000 during the second quarter fiscal 2024 as compared to $759,000 in the second quarter fiscal 2023.

Other Items

Interest expense of $1,413,000 in the second quarter fiscal 2024 represented interest expense of $1,321,000 on the 2025 Notes and amortization of debt issuance costs of $92,000.

Interest expense of $1,943,000 in the second quarter fiscal 2023 represented interest expense of $1,816,000 on the 2025 Notes and amortization of debt issuance costs of $127,000.

The reduction in interest expense of $530,000 is due to the reduction in the outstanding balance of the Company’s 2025 Notes as a result of the $30,000,000 partial redemption completed in March 2023.

Interest income of $150,000 in the second quarter fiscal 2024 represented amounts earned by the Company on its certificates of deposit, as well as its interest bearing bank and money market accounts, as compared to $80,000 in the fiscal 2023 period.

Other income, net was $23,000 and $34,000 in the second quarter fiscal 2024 and the second quarter fiscal 2023, respectively, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the second quarter fiscal 2024 was 27.4% compared to 26.3% in the second quarter fiscal 2023. The effective income tax rate for the second quarter fiscal 2024 reflected income tax expense of $2,153,000 recorded on $7,864,000 of pre-tax income. The effective income tax rate for the second quarter fiscal 2023 reflected income tax expense of $2,127,000 recorded on $8,085,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes.

The effective tax rate for the second quarter fiscal 2024 includes a discrete adjustment of 0.8%. There were no discrete adjustments for the second quarter fiscal 2023.

The amount of unrecognized tax benefits at September 24, 2023 was $459,000 all of which would impact the Company’s effective tax rate, if recognized. As of September 24, 2023, the Company had approximately $335,000 accrued for the payment of interest and penalties in conjunction with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 31, 2024 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Results of Operations

Twenty-six weeks ended September 24, 2023 compared to twenty-six weeks ended September 25, 2022

Revenues

Total revenues increased by approximately 5% to $80,729,000 for the twenty-six weeks ended September 24, 2023 (“fiscal 2024 period”) as compared to $77,217,000 for the twenty-six weeks ended September 25, 2022 (“fiscal 2023 period”).

Total sales increased by approximately 6% to $57,373,000 for the fiscal 2024 period as compared to $54,195,000 for the fiscal 2023 period which included foodservice sales from the Branded Product Program increasing by 7% to $48,522,000 for the fiscal 2024 period as compared to sales of $45,201,000 for the fiscal 2023 period. During the fiscal 2024 period, the volume of hot dogs sold in the Branded Product Program increased by approximately 0.4% as compared to the fiscal 2023 period. Our average selling prices, which are partially correlated to the beef markets, increased by approximately 7% as compared to the fiscal 2023 period. Total Company-owned restaurant sales decreased by 2% to $8,851,000 during the fiscal 2024 period as compared to $8,994,000 during the fiscal 2023 period. Sales were impacted by reduced traffic at our Coney Island locations as a result of unfavorable weather conditions during the summer season.

License royalties increased by approximately 1% to $19,997,000 in the fiscal 2024 period as compared to $19,727,000 in the fiscal 2023 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased 1% to $18,303,000 for the fiscal 2024 period as compared to $18,105,000 in the fiscal 2023 period. The increase is due to a 2% increase in average net selling price as compared to the fiscal 2023 period, which was partially offset by a 1% decline in retail volume. The foodservice business earned higher royalties of $111,000 as compared to the fiscal 2023 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $72,000 during the fiscal 2024 period as compared to the fiscal 2023 period primarily due to higher royalties earned on sales of french fries, onion rings, cocktail franks and mozzarella sticks.

Franchise fees and royalties were $2,366,000 in the fiscal 2024 period as compared to $2,292,000 in the fiscal 2023 period. Total royalties were $2,128,000 in the fiscal 2024 period as compared to $1,956,000 in the fiscal 2023 period. Royalties earned under the Branded Menu Program were $453,000 in the fiscal 2024 period as compared to $317,000 in the fiscal 2023 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $50,000 in the fiscal 2024 period as compared to $82,000 in the fiscal 2023 period. Traditional franchise royalties were $1,625,000 in the fiscal 2024 period as compared to $1,557,000 in the fiscal 2023 period. Franchise restaurant sales increased to $36,433,000 in the fiscal 2024 period as compared to $34,541,000 in the fiscal 2023 period primarily due to higher sales at airport locations; highway travel plazas; shopping malls and movie theaters. Comparable domestic franchise sales (consisting of 64 Nathan’s outlets, excluding sales under the Branded Menu Program) were $30,166,000 in the fiscal 2024 period as compared to $28,431,000 in the fiscal 2023 period.

At September 24, 2023, 235 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 234 franchised locations, including domestic, international and Branded Menu Program units at September 25, 2022. Total franchise fee income was $238,000 in the fiscal 2024 period as compared to $336,000 in the fiscal 2023 period. Domestic franchise fee income was $55,000 in the fiscal 2024 period as compared to $57,000 in the fiscal 2023 period. International franchise fee income was $120,000 in the fiscal 2024 period as compared to $130,000 during the fiscal 2023 period.

We recognized $63,000 and $149,000 in forfeited fees in the fiscal 2024 period and fiscal 2023 period, respectively. During the fiscal 2024 period, fourteen franchise locations opened and eleven franchise locations closed. Additionally, eleven virtual kitchens opened. During the fiscal 2023 period, four franchise locations opened and nine franchise locations closed. Additionally, fifty-eight virtual kitchens opened.

Advertising fund revenue, after eliminating Company contributions, was $993,000 during the fiscal 2024 period as compared to $1,003,000 during the fiscal 2023 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 10% to $48,871,000 in the fiscal 2024 period as compared to $44,565,000 in the fiscal 2023 period. Our gross profit (representing the difference between sales and cost of sales) decreased to $8,502,000 or 15% of sales during the fiscal 2024 period as compared to $9,630,000 or 18% of sales during the fiscal 2023 period.

Cost of sales in the Branded Product Program increased by 12% to $44,010,000 during the fiscal 2024 period as compared to $39,375,000 during the fiscal 2023 period, primarily due to a 12% increase in the average cost per pound of our hot dogs. We continue to experience pricing pressures on commodities, including beef and beef trimmings. We did not make any purchase commitments of beef during the fiscal 2024 and 2023 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2024 period was $4,861,000 or 55% of restaurant sales, as compared to $5,190,000 or 58% of restaurant sales in the fiscal 2023 period. The decrease in cost of sales during the fiscal 2024 period was primarily due to the 2% decrease in sales discussed above. Food and paper costs as a percentage of Company-owned restaurant sales were 27.8%, down from 28.4% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 27.1%, down from 29.3% in the comparable period of the prior year due to tighter management and staffing stabilization.

Restaurant operating expenses were $2,383,000 in the fiscal 2024 period as compared to $2,285,000 in the fiscal 2023 period. We incurred higher occupancy expenses of $25,000, higher contract maintenance costs of $18,000 and higher credit card and bank fees of $64,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $628,000 in the fiscal 2024 period as compared to $534,000 in the fiscal 2023 period.

General and administrative expenses increased by $326,000 or 5% to $7,287,000 in the fiscal 2024 period as compared to $6,961,000 in the fiscal 2023 period. The increase in general and administrative expenses was primarily attributable to higher share-based compensation expense of $343,000 and higher professional fees of $102,000, offset, in part, by a reduction in incentive compensation expenses of $104,000.

Advertising fund expense, after eliminating Company contributions, was $993,000 during the fiscal 2024 period as compared to $1,178,000 in the fiscal 2023 period.

Other Items

Interest expense of $2,827,000 in the fiscal 2024 period represented interest expense of $2,643,000 on the 2025 Notes and amortization of debt issuance costs of $184,000.

Interest expense of $3,887,000 in the fiscal 2023 period represented interest expense of $3,633,000 on the 2025 Notes and amortization of debt issuance costs of $254,000.

The reduction in interest expense of $1,060,000 is due to the reduction in the outstanding balance of the Company’s 2025 Notes as a result of the $30,000,000 partial redemption completed in March 2023.

Interest income of $212,000 in the fiscal 2024 period represented amounts earned by the Company on its certificates of deposit, as well as interest bearing bank and money market accounts, as compared to $102,000 in the fiscal 2023 period.

Other income, net was $44,000 and $56,000 in the fiscal 2024 and fiscal 2023 periods, respectively, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2024 period was 27.2% compared to 27.1% in the fiscal 2023 period. The effective income tax rate for the fiscal 2024 period reflected income tax expense of $4,897,000 recorded on $17,996,000 of pre-tax income. The effective income tax rate for the fiscal 2023 period reflected income tax expense of $4,870,000 recorded on $17,965,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits at September 24, 2023 was $459,000 all of which would impact the Company’s effective tax rate, if recognized. As of September 24, 2023, the Company had approximately $335,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 31, 2024 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At September 24, 2023 and September 25, 2022, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at September 24, 2023 aggregated $36,978,000, a $7,117,000 increase during the fiscal 2024 period as compared to cash of $29,861,000 at March 26, 2023. Net working capital increased to $40,047,000 from $30,652,000 at March 26, 2023. We paid our semi-annual interest payments for fiscal 2024 of $2,650,000 on May 1, 2023 and November 1, 2023, respectively. We paid our first and second quarter fiscal 2024 dividend payments of $2,040,000 each on June 28, 2023 and September 1, 2023. We expect to pay our third quarter dividend on December 1, 2023.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $11,366,000 in the fiscal 2024 period is primarily attributable to net income of $13,099,000 in addition to other non-cash operating items of $1,077,000, offset by changes in other operating assets and liabilities of $2,810,000. Non-cash operating expenses consist principally of depreciation and amortization of $628,000, amortization of debt issuance costs of $184,000, share-based compensation expense of $359,000, and a provision for uncollectible accounts of $55,000. In the fiscal 2024 period, accounts and other receivables increased by $1,003,000 due primarily to higher Branded Product Program receivables of $528,000, and higher receivables due to the Advertising Fund of $1,032,000 which were offset, in part, by lower franchise and license royalties receivable of $579,000. Prepaid expenses and other current assets decreased by $1,049,000 due principally to a decrease in prepaid income taxes of $146,000, a decrease in prepaid insurance of $279,000 and a decrease in prepaid marketing and other expenses of $638,000. Accounts payable, accrued expenses and other current liabilities decreased by $2,342,000 due to a decline in accrued payroll and other benefits of $1,642,000 resulting primarily from the payment of year-end fiscal 2023 incentive compensation; earned deferred revenue of $664,000 and a decline in accounts payable of $850,000 due to the timing of seasonal product purchases for our Branded Product Program and Company-owned restaurants. Additionally, there was an increase in accrued corporate taxes of $467,000 due to the timing of estimated tax payments.

Cash used in investing activities was $169,000 in the fiscal 2024 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 24, 2023, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At September 24, 2023, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2024 period.

As discussed above, we had cash and cash equivalents at September 24, 2023 aggregating $36,978,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first quarter fiscal 2024 dividend of $2,040,000 on June 28, 2023 and its second quarter fiscal 2024 dividend of $2,040,000 on September 1, 2023.

Effective November 2, 2023, the Company declared its third quarter dividend of $0.50 per common share to stockholders of record as of the close of business on November 20, 2023, which is payable on December 1, 2023.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2024 at the same rate as declared in the first and second quarters of fiscal 2024, the Company’s total cash requirement for dividends for all of fiscal 2024 would be approximately $8,160,000 based on the number of shares of common stock outstanding at October 27, 2023. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

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

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. We paid our semi-annual interest payments for fiscal 2024 of $2,650,000 on May 1, 2023 and November 1, 2023, respectively.

Management believes that available cash and cash equivalents, and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At September 24, 2023, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

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

Our average cost of hot dogs during the fiscal 2024 period was approximately 12% higher than during the fiscal 2023 period. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix.

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

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2024. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 24, 2023, Nathan’s cash and cash equivalents balance aggregated $36,978,000. Earnings on this cash would increase or decrease by approximately $92,000 per annum for each 0.25% change in interest rates.

Borrowings

At September 24, 2023, we had $80,000,000 of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $200,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Inflationary pressures on labor and rising commodity prices have directly impacted our consolidated results of operations during the fiscal 2024 period, most notably within our Branded Product Program segment. This trend may continue throughout the remainder of fiscal 2024. Our average cost of hot dogs during the fiscal 2024 period was approximately 12% higher than during the fiscal 2023 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2024. Factors that affect beef prices are outside of our control and include foreign and domestic supply and demand, inflation, weather and seasonality. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from rising rates.

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended September 24, 2023 would have increased or decreased our cost of sales by approximately $4,537,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On October 30, 2023, the Compensation Committee of the Board approved a discretionary cash bonus payment of $500,000 to Howard M. Lorber, Executive Chairman of the Board, which will be paid on or before November 17, 2023.

Effective November 2, 2023, the Board declared its quarterly cash dividend of $0.50 per share which is payable on December 1, 2023 to shareholders of record as of the close of business on November 20, 2023.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 24, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 2, 2023	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)