Form 10-Q
period 2023-12-24
NATHANS FAMOUS, INC.
filed 2024-02-01
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2023.

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

At January 26, 2024, an aggregate of 4,084,615 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 24, 2023	March 26, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,732	$29,861
Accounts and other receivables, net (Note H)	13,592	15,066
Inventories	554	539
Prepaid expenses and other current assets (Note I)	1,587	1,895
Total current assets	32,465	47,361

Property and equipment, net of accumulated depreciation of $11,637 and $10,871, respectively	2,798	3,321
Operating lease assets (Note R)	6,393	6,421
Goodwill	95	95
Intangible asset, net (Note J)	739	869
Deferred income taxes	268	375
Other assets	148	168

Total assets	$42,906	$58,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$4,681	$6,461
Accrued expenses and other current liabilities (Note L)	4,516	8,130
Current portion of operating lease liabilities (Note R)	1,880	1,782
Deferred franchise fees	338	336
Total current liabilities	11,415	16,709

Long-term debt, net of unamortized debt issuance costs of $507 and $952, respectively (Note Q)	59,493	79,048
Operating lease liabilities (Note R)	5,169	5,406
Other liabilities	794	737
Deferred franchise fees	1,014	1,272

Total liabilities	77,885	103,172

COMMITMENTS AND CONTINGENCIES (Note S)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,374,130 and 9,369,235 shares issued; and 4,084,615 and 4,079,720 shares outstanding at December 24, 2023 and March 26, 2023, respectively	94	94
Additional paid-in capital	62,749	62,565
Accumulated deficit	(11,160)	(20,559)
Stockholders’ equity before treasury stock	51,683	42,100

Treasury stock, at cost, 5,289,515 shares at December 24, 2023 and March 26, 2023, respectively	(86,662)	(86,662)
Total stockholders’ deficit	(34,979)	(44,562)

Total liabilities and stockholders’ deficit	$42,906	$58,610

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

REVENUES
Sales	$21,349	$18,340	$78,722	$72,535
License royalties	6,078	6,337	26,075	26,064
Franchise fees and royalties	955	976	3,321	3,268
Advertising fund revenue	508	501	1,501	1,504
Total revenues	28,890	26,154	109,619	103,371

COSTS AND EXPENSES
Cost of sales	17,872	14,925	66,743	59,490
Restaurant operating expenses	896	932	3,279	3,217
Depreciation and amortization	268	303	896	837
General and administrative expenses	4,209	3,161	11,496	10,122
Advertising fund expense	508	501	1,501	1,679
Total costs and expenses	23,753	19,822	83,915	75,345

Income from operations	5,137	6,332	25,704	28,026

Interest expense	(1,392)	(1,944)	(4,219)	(5,831)
Loss on debt extinguishment (Note Q)	(169)	-	(169)	-
Interest income	138	158	350	260
Other income (expense), net	21	(60)	65	(4)

Income before provision for income taxes	3,735	4,486	21,731	22,451
Provision for income taxes	1,128	1,223	6,025	6,093
Net income	$2,607	$3,263	$15,706	$16,358

PER SHARE INFORMATION
Weighted average shares used in computing income per share:
Basic	4,080	4,080	4,080	4,092
Diluted	4,080	4,116	4,087	4,104

Income per share:
Basic	$0.64	$0.80	$3.85	$4.00
Diluted	$0.64	$0.79	$3.84	$3.99

Dividends declared per share	$0.50	$0.45	$1.50	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirteen weeks ended December 24, 2023 and December 25, 2022

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, September 24, 2023	9,369,235	$94	$62,924	$(11,727)	5,289,515	$(86,662)	$(35,371)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(362)	-	-	-	(362)
Dividends on common stock	-	-	-	(2,040)	-	-	(2,040)
Share-based compensation	-	-	187	-	-	-	187
Net income	-	-	-	2,607	-	-	2,607
Balance, December 24, 2023	9,374,130	$94	$62,749	$(11,160)	5,289,515	$(86,662)	$(34,979)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, September 25, 2022	9,369,235	$94	$62,323	$(23,212)	5,289,515	$(86,662)	$(47,457)

Dividends on common stock	-	-	-	(1,836)	-	-	(1,836)
Share-based compensation	-	-	65	-	-	-	65
Net income	-	-	-	3,263	-	-	3,263
Balance, December 25, 2022	9,369,235	$94	$62,388	$(21,785)	5,289,515	$(86,662)	$(45,965)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Thirty-nine weeks ended December 24, 2023 and December 25, 2022

(in thousands, except share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

Cumulative effect of adoption of ASU 2016-13 (Note B)	-	-	-	(187)	-	-	(187)
Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(362)	-	-	-	(362)
Dividends on common stock	-	-	-	(6,120)	-	-	(6,120)
Share-based compensation	-	-	546	-	-	-	546
Net income	-	-	-	15,706	-	-	15,706
Balance, December 24, 2023	9,374,130	$94	$62,749	$(11,160)	5,289,515	$(86,662)	$(34,979)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

Repurchase of common stock	-	-	-	-	35,434	(1,892)	(1,892)
Dividends on common stock	-	-	-	(5,524)	-	-	(5,524)
Share-based compensation	-	-	81	-	-	-	81
Net income	-	-	-	16,358	-	-	16,358
Balance, December 25, 2022	9,369,235	$94	$62,388	$(21,785)	5,289,515	$(86,662)	$(45,965)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 24, 2023 and December 25, 2022

(in thousands)

(Unaudited)

	December 24, 2023	December 25, 2022
Cash flows from operating activities:
Net income	$15,706	$16,358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	896	837
Loss on debt extinguishment	169	-
Loss on disposal of property and equipment	-	87
Amortization of debt issuance costs	276	381
Share-based compensation expense	546	81
Provision for uncollectible accounts	75	114
Deferred income taxes	172	(2)
Other non-cash items	(111)	(114)
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,147	218
Inventories	(15)	186
Prepaid expenses and other current assets	308	332
Other assets	20	20
Accounts payable, accrued expenses and other current liabilities	(5,394)	(4,856)
Deferred franchise fees	(256)	(376)
Other liabilities	57	63

Net cash provided by operating activities	13,596	13,329

Cash flows from investing activities:
Insurance proceeds for property and equipment	-	42
Purchase of property and equipment	(243)	(564)

Net cash used in investing activities	(243)	(522)

Cash flows from financing activities:
Cash payments for extinguishment of debt	(20,000)	-
Dividends paid to stockholders	(6,120)	(5,524)
Repurchase of treasury stock	-	(1,892)
Payments of withholding tax on net share settlement of share-based compensation plans	(362)	-

Net cash used in financing activities	(26,482)	(7,416)

Net (decrease) increase in cash and cash equivalents	(13,129)	5,391

Cash and cash equivalents, beginning of period	29,861	50,063

Cash and cash equivalents, end of period	$16,732	$55,454

Cash paid during the period for:
Interest	$5,477	$7,288
Income taxes	$6,149	$5,041

Non-cash financing activity:
Dividends declared per share	$1.50	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 24, 2023

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 24, 2023 and December 25, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to March 31. The 2024 fiscal year will end on March 31, 2024 and will contain 53 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”).

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

NOTE C – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. For us, annual reporting requirements will be effective for our fiscal year 2025 beginning on April 1, 2024 and interim reporting requirements will be effective beginning with our fourth quarter of fiscal year 2025. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation table and disaggregation of income taxes paid, net of refunds, by jurisdiction. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2024, which for us is our fiscal year 2026 beginning on March 31, 2025. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

NOTE D – REVENUES

The Company’s disaggregated revenues for the thirteen and thirty-nine weeks ended December 24, 2023 and December 25, 2022 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

Branded Products	$19,688	$16,661	$68,210	$61,862
Company-owned restaurants	1,661	1,679	10,512	10,673
Total sales	21,349	18,340	78,722	72,535

License royalties	6,078	6,337	26,075	26,064

Franchise royalties	868	829	2,996	2,785
Franchise fees	87	147	325	483
Total franchise fees and royalties	955	976	3,321	3,268

Advertising fund revenue	508	501	1,501	1,504

Total revenues	$28,890	$26,154	$109,619	$103,371

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

United States	$27,644	$24,824	$104,970	$98,836
International	1,246	1,330	4,649	4,535
Total revenues	$28,890	$26,154	$109,619	$103,371

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	December 24, 2023	March 26, 2023
Deferred franchise fees (a)	$1,352	$1,608
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$250	$1,406

(a)	Deferred franchise fees of $338 and $1,014 as of December 24, 2023 and $336 and $1,272 as of March 26, 2023 are included in Deferred franchise fees – current and long term, respectively.
(b)	Includes $250 of deferred advertising fund revenue as of December 24, 2023 and $906 of deferred license royalties and $500 of deferred advertising fund revenue as of March 26, 2023.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirty-nine weeks ended
	December 24, 2023	December 25, 2022
Deferred franchise fees at beginning of period	$1,608	$2,097
New deferrals due to cash received and other	69	107
Revenue recognized during the period	(325)	(483)
Deferred franchise fees at end of period	$1,352	$1,721

Significant changes in deferred revenues are as follows (in thousands):

	Thirty-nine weeks ended
	December 24, 2023	December 25, 2022
Deferred revenues at beginning of period	$1,406	$876
New deferrals due to cash received and other	500	-
Revenue recognized during the period	(1,656)	(876)
Deferred revenues at end of period	$250	$-

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2024 (a)	$86
2025	336
2026	304
2027	191
2028	99
Thereafter	336
Total	$1,352

(a)

Represents franchise fees expected to be recognized for the remainder of the 2024 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $325 of franchise fee revenue recognized for the thirty-nine weeks ended December 24, 2023.

We have applied the optional exemption, as provided for under ASC Topic 606 “Revenues from Contracts with Customers,” which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

NOTE E – INCOME PER SHARE

Basic income per common share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes any dilutive effect of share-based awards. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted income per common share result from the assumed exercise of stock options as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 24, 2023 and December 25, 2022, respectively.

Thirteen weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2023	2022	2023	2022	2023	2022
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$2,607	$3,263	4,080	4,080	$0.64	$0.80
Effect of dilutive share-based awards	-	-	-	36	-	(0.01)
Diluted EPS
Diluted calculation	$2,607	$3,263	4,080	4,116	$0.64	$0.79

Thirty-nine weeks
					Net Income
	Net Income		Number of Shares		Per Share
	2023	2022	2023	2022	2023	2022
	(in thousands)		(in thousands)
Basic EPS
Basic calculation	$15,706	$16,358	4,080	4,092	$3.85	$4.00
Effect of dilutive share-based awards	-	-	7	12	(0.01)	(0.01)
Diluted EPS
Diluted calculation	$15,706	$16,358	4,087	4,104	$3.84	$3.99

Options to purchase 20,000 shares of common stock in the thirteen and thirty-nine week periods ended December 24, 2023 and December 25, 2022 were excluded in the computation of diluted earnings per share because the exercise price exceeded the average market price of common shares during these periods.

NOTE F – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 24, 2023 and March 26, 2023. The Company’s cash balances principally consist of cash in bank and money market accounts.

At December 24, 2023 and March 26, 2023, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

●         Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The face value and fair value of long-term debt as of December 24, 2023 and March 26, 2023 were as follows (in thousands):

	December 24, 2023		March 26, 2023
	Face value	Fair value	Face value	Fair value

Long-term debt	$60,000	$59,700	$80,000	$80,080

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 24, 2023, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE H – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 24,	March 26,
	2023	2023

Branded product sales	$10,211	$11,106
Franchise and license royalties	3,025	3,817
Other	709	623
	13,945	15,546

Less: allowance for credit losses	(353)	(480)
Accounts and other receivables, net	$13,592	$15,066

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

An allowance for credit losses is determined by pooling financial assets based on similar risk characteristics and delinquency status under an aging method at the measurement date. The risk characteristics the Company generally reviews when analyzing its trade accounts receivable pools include the type of receivable (for example, franchise receivable versus license receivable), payment terms, the Company’s previous loss history, current and future economic conditions and the length of time accounts receivables are past due. For those trade accounts receivable that no longer share similar risk characteristics with its pool and potential loss is evident, a specific reserve is recorded.

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

Changes in the Company’s allowance for credit losses for the thirty-nine week period ended December 24, 2023 and the fiscal year ended March 26, 2023 are as follows (in thousands):

	December 24, 2023	March 26, 2023

Beginning balance	$480	$258
Cumulative effect of adoption of ASU 2016-13	252	-
Bad debt expense	75	457
Write offs and other	(454)	(235)
Ending balance	$353	$480

NOTE I – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 24,	March 26,
	2023	2023

Income taxes	$499	$146
Real estate taxes	158	78
Insurance	244	389
Marketing	409	814
Other	277	468
Total prepaid expenses and other current assets	$1,587	$1,895

NOTE J – INTANGIBLE ASSET

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

There have been no significant events or changes in circumstances during the thirteen and thirty-nine week periods ended December 24, 2023 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of December 24, 2023.

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

There have been no significant events or changes in circumstances during the thirteen and thirty-nine week periods ended December 24, 2023 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of December 24, 2023.

NOTE L – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 24,	March 26,
	2023	2023
Payroll and other benefits	$2,357	$3,410
Accrued rebates	748	698
Rent and occupancy costs	77	70
Deferred revenue	250	1,406
Interest	608	2,143
Professional fees	57	99
Sales, use and other taxes	71	76
Other	348	228
Total accrued expenses and other current liabilities	$4,516	$8,130

NOTE M – INCOME TAXES

The effective income tax rates for the thirteen weeks ended December 24, 2023 and December 25, 2022 were 30.2% and 27.3%, respectively. The effective income tax rate for the thirteen weeks ended December 24, 2023 reflected $1,128 of income tax expense recorded on $3,735 of pre-tax income. The effective income tax rate for the thirteen weeks ended December 25, 2022 reflected $1,223 of income tax expense recorded on $4,486 of pre-tax income.

The effective income tax rates for the thirty-nine weeks ended December 24, 2023 and December 25, 2022 were 27.7% and 27.1%, respectively. The effective income tax rate for the thirty-nine weeks ended December 24, 2023 reflected $6,025 of income tax expense recorded on $21,731 of pre-tax income. The effective income tax rate for the thirty-nine weeks ended December 25, 2022 reflected $6,093 of income tax expense recorded on $22,451 of pre-tax income.

The effective income tax rates for the thirteen and thirty-nine weeks ended December 24, 2023 and December 25, 2022 were higher than the United States statutory income tax rate primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits included in Other liabilities at December 24, 2023 and March 26, 2023 was $465 and $432, respectively, all of which would impact the Company’s effective tax rate, if recognized. As of December 24, 2023 and March 26, 2023, the Company had approximately $343 and $305, respectively, accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

NOTE N – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its restaurant operations segment consisting of Company-owned and franchised restaurants, including virtual kitchens, to distributors that resell our products to the foodservice industry through the Branded Product Program and by third party manufacturers pursuant to license agreements that sell our products to supermarkets, club stores and grocery stores nationwide. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who regularly reviews operating results, evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

Interest expense, loss on debt extinguishment, interest income, and other income (expense), net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

Revenues
Branded Product Program	$19,688	$16,661	$68,210	$61,862
Product licensing	6,078	6,337	26,075	26,064
Restaurant operations	2,616	2,655	13,833	13,941
Corporate (1)	508	501	1,501	1,504
Total revenues	$28,890	$26,154	$109,619	$103,371

Income from operations
Branded Product Program	$2,421	$2,451	$5,769	$7,003
Product licensing	6,033	6,292	25,939	25,928
Restaurant operations	(308)	(238)	2,000	1,879
Corporate	(3,009)	(2,173)	(8,004)	(6,784)
Income from operations	$5,137	$6,332	$25,704	$28,026

Interest expense	(1,392)	(1,944)	(4,219)	(5,831)
Loss on debt extinguishment	(169)	-	(169)	-
Interest income	138	158	350	260
Other income (expense), net	21	(60)	65	(4)
Income before provision for income taxes	$3,735	$4,486	$21,731	$22,451

(1)	Represents advertising fund revenue.

NOTE O – SHARE-BASED COMPENSATION

Total share-based compensation during each of the thirteen and thirty-nine week periods ended December 24, 2023 and December 25, 2022 was $187 and $65, and $546 and $81, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of December 24, 2023, there was $2,848 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately forty-two months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense under all share-based awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

Stock options	$18	$8	$39	$24
Restricted stock units	169	57	507	57
Total compensation cost	$187	$65	$546	$81

Stock options:

During the thirty-nine week period ended December 24, 2023, the Company granted options to purchase 10,000 shares at an exercise price of $78.00 per share, all of which expire five years from the date of grant. All such options vest ratably over a four-year period commencing August 11, 2023.

The weighted average option fair value, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine week period ended December 24, 2023 are as follows:

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

Transactions with respect to stock options for the thirty-nine weeks ended December 24, 2023 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 26, 2023	20,000	$79.20	1.92	$40
Granted	10,000	$78.00	4.64	-
Expired	(10,000)	$89.90	-	-
Options outstanding at December 24, 2023	20,000	$73.25	3.63	$88

Options exercisable at December 24, 2023	5,000	$68.50	2.63	$44

Restricted stock units:

Transactions with respect to restricted stock units for the thirty-nine weeks ended December 24, 2023 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 26, 2023	50,000	$67.59
Granted	-	$-
Vested	(10,000)	$67.59
Unvested restricted stock units at December 24, 2023	40,000	$67.59

NOTE P– STOCKHOLDERS’ EQUITY

1. Dividends

On June 28, 2023, September 1, 2023 and December 1, 2023, the Company paid quarterly dividends of $0.50 per share. Through December 24, 2023, the Company paid quarterly dividends aggregating $6,120.

Effective February 1, 2024, the Company’s Board of Directors (the “Board”) declared its fourth quarterly cash dividend of $0.50 per share for fiscal 2024 payable on March 1, 2024 to stockholders of record as of the close of business on February 20, 2024.

Our ability to pay future dividends is limited by the terms of the Indenture with U.S. Bank Trust Company, National Association, as trustee and collateral trustee. In addition to the terms of the Indenture, the declaration and payment of any cash dividends in the future is subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Repurchase Program

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 24, 2023, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At December 24, 2023 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE Q – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 24,	March 26,
	2023	2023

6.625% Senior Secured Notes due 2025	$60,000	$80,000
Less: unamortized debt issuance costs	(507)	(952)
Long-term debt, net	$59,493	$79,048

On November 14, 2023, the Company announced its intent to complete the partial redemption, in the principal amount of $20,000, of the 2025 Notes in accordance with the terms and conditions of the Indenture. The redemption price of the redeemed notes was 100% of the principal amount, plus accrued and unpaid interest from, and including November 1, 2023 to, but excluding the redemption date of December 19, 2023. On December 19, 2023, the Company completed the partial redemption by paying cash of $20,177, inclusive of accrued interest of $177, and recognized a loss on early extinguishment of $169 that reflected the write-off of a portion of previously recorded debt issuance costs.

NOTE R – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen and thirty-nine week periods ended December 24, 2023 and December 25, 2022 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

Operating lease cost	$389	$378	$1,238	$1,214
Variable lease cost	424	396	1,311	1,246
Less: Sublease income, net	(21)	(22)	(65)	(64)

Total net lease cost	$792	$752	$2,484	$2,396

The following table presents the components of the net lease cost on the Consolidated Statement of Earnings for the thirteen and thirty-nine week periods ended December 24, 2023 and December 25, 2022 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

Restaurant operating expenses	$613	$589	$1,960	$1,908
General and administrative expenses	200	185	589	552
Less: Other income, net	(21)	(22)	(65)	(64)

Total net lease cost	$792	$752	$2,484	$2,396

Cash paid for amounts included in the measurement of lease liabilities for the thirteen and thirty-nine week periods ended December 24, 2023 and December 25, 2022 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

Operating cash flows from operating leases	$234	$216	$1,019	$950

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 24, 2023 were as follows:

Weighted average remaining lease term (years):	4.7

Weighted average discount rate:	8.492%

Future lease commitments to be paid and received by the Company as of December 24, 2023 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2024 (a)	$387	$42	$345
2025	1,884	274	1,610
2026	1,919	278	1,641
2027	1,928	281	1,647
2028	1,778	129	1,649
Thereafter	602	495	107
Total lease commitments	$8,498	$1,499	$6,999
Less: Amount representing interest	(1,449)
Present value of lease liabilities (b)	$7,049

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2024 fiscal year. Amount does not include $1,234 of lease commitments paid and received by the Company for the thirty-nine week period ended December 24, 2023.

(b)

The present value of minimum operating lease payments of $1,880 and $5,169 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of net lease income for the thirteen and thirty-nine week periods ended December 24, 2023 and December 25, 2022 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022

Operating lease income, net	$21	$22	$65	$64

NOTE S – COMMITMENTS AND CONTINGENCIES

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of disease epidemics such as the COVID-19 pandemic; increases in the cost of food and paper products; the impact of price increases on customer visits; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with Smithfield Foods, Inc.; the impact of our debt service and repayment obligations under the 2025 Notes (as defined below), including the effect on our ability to fund working capital, operations and make investments; economic (including inflationary pressures like those currently being experienced); weather (including the impact on sales at our restaurants particularly during the summer months); changes in the price of beef and beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectability of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 26, 2023, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we”, “us”, “our”, “Nathan’s” or the “Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings. Our Company-owned and franchised restaurants operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s product licensing program sells packaged hot dogs, frozen crinkle-cut French fries and additional products to retail customers through supermarkets, grocery channels and club stores for off-site consumption. Our Branded Product Program enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. Our Branded Menu Program is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, licensing agreements for the sale of Nathan’s products within supermarkets, grocery stores and club stores, the sale of Nathan’s products directly to other foodservice operators, the manufacture of certain proprietary spices by third parties and the royalties, fees and other sums we can earn from franchising the Nathan’s restaurant concept (including the Branded Menu Program and virtual kitchens).

At December 24, 2023, our restaurant system, excluding virtual kitchens, consisted of 238 locations, including 117 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 13 foreign countries.

At December 25, 2022, our restaurant system, excluding virtual kitchens, consisted of 233 locations, including 120 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 12 foreign countries.

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

On January 26, 2022, March 21, 2023 and December 19, 2023, the Company redeemed $40,000,000, $30,000,000 and $20,000,000, respectively, in aggregate principal amount of its 2025 Notes. $60,000,000 principal amount of the 2025 Notes were outstanding as of December 24, 2023. On May 1, 2023 and November 1, 2023, the Company paid its semi-annual interest payments for fiscal 2024. On December 19, 2023, in connection with the redemption of $20,000,000 principal amount of its 2025 Notes, the Company paid its required interest payment accrued on the redeemed 2025 Notes.

Our future results may be impacted by our interest obligations under the 2025 Notes. As a result of the $60,000,000 outstanding principal amount of the 2025 Notes as of December 24, 2023, the Company expects to incur annual interest expense of $3,975,000 and annual amortization costs of approximately $276,000.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Recent events

Inflationary Factors

Inflationary pressures negatively impacted our earnings during the first nine months of fiscal 2024, including (i) rising labor costs and (ii) higher commodity prices, including beef and beef trimmings. This trend may continue throughout the remainder of fiscal year 2024. In general, we have been able to offset cost increases resulting from inflation by increasing prices and adjusting product mix. We continue to monitor these inflationary pressures and will continue to implement mitigation measures as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(unaudited)		(unaudited)

Net income	$2,607	$3,263	$15,706	$16,358
Interest expense	1,392	1,944	4,219	5,831
Provision for income taxes	1,128	1,223	6,025	6,093
Depreciation and amortization	268	303	896	837
EBITDA	5,395	6,733	26,846	29,119

Loss on disposal of property and equipment	-	101	-	87
Loss on debt extinguishment	169	-	169	-
Share-based compensation	187	65	546	81
Adjusted EBITDA	$5,751	$6,899	$27,561	$29,287

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned restaurants, principally at Coney Island, and franchised restaurants from which franchised royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth quarter representing the slowest period. Additionally, revenues from our Branded Product Program, Branded Menu Program and Product licensing program generally follow similar seasonal fluctuations, although not to the same degree. We expect that this seasonality will continue. Working capital requirements may vary throughout the year to support these seasonal patterns.

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen and thirty-nine weeks ended December 24, 2023 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended December 24, 2023 compared to thirteen weeks ended December 25, 2022

Revenues

Total revenues increased by approximately 10% to $28,890,000 for the thirteen weeks ended December 24, 2023 (“third quarter fiscal 2024”) as compared to $26,154,000 for the thirteen weeks ended December 25, 2022 (“third quarter fiscal 2023”).

Total sales increased by approximately 16% to $21,349,000 for the third quarter fiscal 2024 as compared to $18,340,000 for the third quarter fiscal 2023 which included foodservice sales from the Branded Product Program increasing by 18% to $19,688,000 for the third quarter fiscal 2024 as compared to sales of $16,661,000 for the third quarter fiscal 2023. During the third quarter fiscal 2024, the volume of hot dogs sold increased by approximately 8% as compared to the third quarter fiscal 2023. Our average selling prices increased by approximately 9% as compared to the third quarter fiscal 2023. Total Company-owned restaurant sales decreased by 1% to $1,661,000 during the third quarter fiscal 2024 as compared to $1,679,000 during the third quarter fiscal 2023. Restaurant sales were impacted by reduced traffic at our Coney Island locations.

License royalties decreased by approximately 4% to $6,078,000 in the third quarter fiscal 2024 as compared to $6,337,000 in the third quarter fiscal 2023. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice decreased 4% to $5,279,000 for the third quarter fiscal 2024 as compared to $5,489,000 in the third quarter fiscal 2023. The decrease is due to a 12% decrease in retail volume, which was offset, in part, by a 6% increase in average net selling price as compared to the second quarter fiscal 2023. The foodservice business earned higher royalties of $107,000 as compared to the third quarter fiscal 2023. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $49,000 during the third quarter fiscal 2024 as compared to the third quarter fiscal 2023 primarily due to lower royalties earned on sales of franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres.

Franchise fees and royalties were $955,000 in the third quarter fiscal 2024 as compared to $976,000 in the third quarter fiscal 2023. Total royalties were $868,000 in the third quarter fiscal 2024 as compared to $829,000 in the third quarter fiscal 2023. Royalties earned under the Branded Menu program were $150,000 in the third quarter fiscal 2024 as compared to $151,000 in the third quarter fiscal 2023. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $14,000 in the third quarter fiscal 2024 as compared to $30,000 in the third quarter fiscal 2023. Traditional franchise royalties were $704,000 in the third quarter fiscal 2024 as compared to $648,000 in the third quarter fiscal 2023. Franchise restaurant sales increased to $15,635,000 in the third quarter fiscal 2024 as compared to $14,761,000 in the third quarter fiscal 2023 primarily due to higher sales at airport locations and shopping malls. Comparable domestic franchise sales (consisting of 61 Nathan’s outlets, excluding sales under the Branded Menu Program) were $12,335,000 in the third quarter fiscal 2024 as compared to $12,410,000 in the third quarter fiscal 2023.

At December 24, 2023, 238 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 233 franchised locations, including domestic, international and Branded Menu Program units at December 25, 2022. Total franchise fee income was $87,000 in the third quarter fiscal 2024 as compared to $147,000 in the third quarter fiscal 2023. Domestic franchise fee income was $26,000 in the third quarter fiscal 2024 as compared to $27,000 in the third quarter fiscal 2023. International franchise fee income was $61,000 in the third quarter fiscal 2024 and the third quarter fiscal 2023.

We did not recognize any forfeited fees in the third quarter fiscal 2024. We recognized $59,000 in forfeited fees in the third quarter fiscal 2023. During the third quarter fiscal 2024, three franchised locations opened. During the third quarter fiscal 2023, four franchise locations opened and five franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $508,000 during the third quarter fiscal 2024 as compared to $501,000 during the third quarter fiscal 2023 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 20% to $17,872,000 in the third quarter fiscal 2024 as compared to $14,925,000 in the third quarter fiscal 2023. Our gross profit (calculated as total sales less cost of sales) increased to $3,477,000 or 16% of sales during the third quarter fiscal 2024 as compared to $3,415,000 or 19% of sales during the third quarter fiscal 2023.

Cost of sales in the Branded Product Program increased by 22% to $16,688,000 in the third quarter fiscal 2024 as compared to $13,681,000 in the third quarter fiscal 2023, primarily due to the 8% increase in the volume of hot dogs sold as discussed above, as well as a 13% increase in the average cost per pound of our hot dogs. Inflationary pressures eased slightly in December 2023, yet pricing pressures on commodities, including beef and beef trimmings remain. We did not make any purchase commitments of beef during the third quarter fiscal 2024 or the third quarter fiscal 2023. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2024 was $1,184,000 or 71% of restaurant sales as compared to $1,244,000 or 74% of restaurant sales in the third quarter fiscal 2023. The decrease in the cost of sales during the third quarter of fiscal 2024 was primarily due to the 1% decrease in sales as discussed above. Food and paper costs as a percentage of Company-owned restaurant sales were 29%, down from 31% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 42%, down from 43% in the comparable period in the prior year due to tighter management and staffing stabilization.

Restaurant operating expenses were $896,000 in the third quarter fiscal 2024 as compared to $932,000 in the third quarter fiscal 2023. We incurred higher occupancy expenses of $18,000, higher insurance costs of $6,000, and higher credit card and bank fees of $9,000, which were offset by lower utilities expenses of $36,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $268,000 in the third quarter fiscal 2024 as compared to $303,000 in the third quarter fiscal 2023.

General and administrative expenses increased by $1,048,000 or 33% to $4,209,000 in the third quarter fiscal 2024 as compared to $3,161,000 in the third quarter fiscal 2023. The increase in general and administrative expenses was primarily attributable to a cash bonus payment of $500,000 to Howard M. Lorber, Executive Chairman of the Board, higher share-based compensation expense of $122,000, higher professional fees of $170,000, higher travel expenses of $66,000, and higher marketing and tradeshow expenses of $43,000.

Advertising fund expense, after eliminating Company contributions, was $508,000 during the third quarter fiscal 2024 as compared to $501,000 in the third quarter fiscal 2023.

Other Items

Interest expense of $1,392,000 in the third quarter fiscal 2024 represented interest expense of $1,300,000 on the 2025 Notes and amortization of debt issuance costs of $92,000.

Interest expense of $1,944,000 in the third quarter fiscal 2023 represented interest expense of $1,817,000 on the 2025 Notes and amortization of debt issuance costs of $127,000.

The reduction in interest expense of $552,000 is due to the reduction in the outstanding principal amount of the Company’s 2025 Notes as a result of the partial redemptions of $30,000,000 principal amount of its 2025 Notes completed in March 2023 and $20,000,000 principal amount of its 2025 Notes completed in December 2023.

On December 19, 2023, the Company completed the partial redemption, in the principal amount of $20,000,000 of the 2025 Notes. In connection with the partial redemption, the Company recorded a loss on early extinguishment of debt of $169,000 that reflected the write-off of a portion of previously recorded debt issuance costs.

Interest income of $138,000 in the third quarter fiscal 2024 represented amounts earned by the Company on its certificates of deposit, as well as its interest bearing bank and money market accounts, as compared to $158,000 in the third quarter fiscal 2023.

Other income, net was $21,000 in the third quarter fiscal 2024, which primarily relates to sublease income from a franchised restaurant. Other expense, net was $60,000 in the third quarter fiscal 2023, which primarily relates to a loss on disposal of assets for capitalized software no longer in use of $101,000 offset by sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the third quarter fiscal 2024 was 30.2% as compared to 27.3% in the third quarter fiscal 2023. The effective income tax rate for the third quarter fiscal 2024 reflected income tax expense of $1,128,000 recorded on $3,735,000 of pre-tax income. The effective income tax rate for the third quarter fiscal 2023 reflected income tax expense of $1,223,000 recorded on $4,486,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits at December 24, 2023 was $465,000 all of which would impact the Company’s effective tax rate, if recognized. As of December 24, 2023, the Company had approximately $343,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 31, 2024 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Results of Operations

Thirty-nine weeks ended December 24, 2023 compared to thirty-nine weeks ended December 25, 2022

Revenues

Total revenues increased by 6% to $109,619,000 for the thirty-nine weeks ended December 24, 2023 (“fiscal 2024 period”) as compared to $103,371,000 for the thirty-nine weeks ended December 25, 2022 (“fiscal 2023 period”).

Total sales increased by approximately 9% to $78,722,000 for the fiscal 2024 period as compared to $72,535,000 for the fiscal 2023 period which included foodservice sales from the Branded Product Program increasing by 10% to $68,210,000 for the fiscal 2024 period as compared to sales of $61,862,000 for the fiscal 2023 period. During the fiscal 2024 period, the volume of hot dogs sold in the Branded Product Program increased by approximately 2% as compared to the fiscal 2023 period. Our average selling prices, which are partially correlated to the beef markets, increased by approximately 8% as compared to the fiscal 2023 period. Total Company-owned restaurant sales decreased by approximately 2% to $10,512,000 during the fiscal 2024 period as compared to $10,673,000 during the fiscal 2023 period. Restaurant sales were impacted by reduced traffic at our Coney Island locations as a result of unfavorable weather conditions during the summer season.

License royalties increased to $26,075,000 in the fiscal 2024 period as compared to $26,064,000 in the fiscal 2023 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, were $23,582,000 for the fiscal 2024 period as compared to $23,594,000 in the fiscal 2023 period. The nominal decline is due to a 4% decrease in retail volume as compared to the fiscal 2023 period which was offset, in part, by a 3% increase in average net selling price. The foodservice business earned higher royalties of $217,000 as compared to the fiscal 2023 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $23,000 during the fiscal 2024 period as compared to the fiscal 2023 period primarily due to higher royalties earned on sales of french fries and onion rings, offset, in part, by lower royalties on the sales of franks-in-a-blanket, mozzarella sticks, and other hors d’oeuvres.

Franchise fees and royalties were $3,321,000 in the fiscal 2024 period as compared to $3,268,000 in the fiscal 2023 period. Total royalties were $2,996,000 in the fiscal 2024 period as compared to $2,785,000 in the fiscal 2023 period. Royalties earned under the Branded Menu program were $603,000 in the fiscal 2024 period as compared to $468,000 in the fiscal 2023 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $64,000 in the fiscal 2024 period as compared to $112,000 in the fiscal 2023 period. Traditional franchise royalties were $2,329,000 in the fiscal 2024 period as compared to $2,205,000 in the fiscal 2023 period. Franchise restaurant sales increased to $52,068,000 in the fiscal 2024 period as compared to $49,302,000 in the fiscal 2023 period primarily due to higher sales at airport locations, shopping malls and movie theaters. Comparable domestic franchise sales (consisting of 64 Nathan’s units, excluding sales under the Branded Menu Program) were $42,456,000 in the fiscal 2024 period as compared to $40,847,000 in the fiscal 2023 period.

At December 24, 2023, 238 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 233 franchised locations, including domestic, international and Branded Menu Program franchise units at December 25, 2022. Total franchise fee income was $325,000 in the fiscal 2024 period as compared to $483,000 in the fiscal 2023 period. Domestic franchise fee income was $81,000 in the fiscal 2024 period as compared to $84,000 in the fiscal 2023 period. International franchise fee income was $181,000 in the fiscal 2024 period as compared to $191,000 during the fiscal 2023 period.

We recognized $63,000 and $208,000 in forfeited fees in the fiscal 2024 period and fiscal 2023 period, respectively. During the fiscal 2024 period, seventeen franchise locations opened and eleven franchise locations closed. During the fiscal 2023 period, eight franchise locations opened and fourteen franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $1,501,000 in the fiscal 2024 period, as compared to $1,504,000 during the fiscal 2023 period.

Costs and Expenses

Overall, our cost of sales increased by 12% to $66,743,000 in the fiscal 2024 period as compared to $59,490,000 in the fiscal 2023 period. Our gross profit (calculated as total sales less cost of sales) decreased to $11,979,000 or 15% of sales during the fiscal 2024 period as compared to $13,045,000 or 18% of sales during the fiscal 2023 period.

Cost of sales in the Branded Product Program increased by 14% to $60,698,000 during the fiscal 2024 period as compared to $53,056,000 during the fiscal 2023 period, primarily due to the 2% increase in the volume of hot dogs sold as discussed above, as well as a 12% increase in the average cost per pound of our hot dogs. Inflationary pressures eased slightly in December 2023, yet pricing pressures on commodities, including beef and beef trimmings remain. We did not make any purchase commitments of beef during the fiscal 2024 and 2023 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2024 period was $6,045,000 or 58% of restaurant sales as compared to $6,434,000 or 60% of restaurant sales in the fiscal 2023 period. The decrease in cost of sales during the fiscal 2024 period was primarily due to the 2% decrease in sales discussed above. Food and paper costs as a percentage of Company-owned restaurant sales were 28%, down from 29% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 29%, down from 31% in the comparable period in the prior year due to tighter management and staffing stabilization.

Restaurant operating expenses were $3,279,000 in the fiscal 2024 period as compared to $3,217,000 in the fiscal 2023 period. We incurred higher occupancy expenses of $43,000, higher credit card and bank fees of $73,000, which were offset, in part, by lower utilities expenses of $38,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $896,000 in the fiscal 2024 period as compared to $837,000 in the fiscal 2023 period.

General and administrative expenses increased by $1,374,000 or 14% to $11,496,000 in the fiscal 2024 period as compared to $10,122,000 in the fiscal 2023 period. The increase in general and administrative expenses was primarily attributable to a cash bonus payment of $500,000 to Howard M. Lorber, Executive Chairman of the Board, higher share-based compensation expenses of $466,000 and higher professional fees of $272,000.

Advertising fund expense, after eliminating Company contributions, was $1,501,000 in the fiscal 2024 period, as compared to $1,679,000 in the fiscal 2023 period.

Other Items

Interest expense of $4,219,000 in the fiscal 2024 period represented interest expense of $3,943,000 on the 2025 Notes and amortization of debt issuance costs of $276,000.

Interest expense of $5,831,000 in the fiscal 2023 period represented interest expense of $5,450,000 on the 2025 Notes and amortization of debt issuance costs of $381,000.

The reduction in interest expense of $1,612,000 is due to the reduction in the outstanding principal amount of the Company’s 2025 Notes as a result of the partial redemptions of $30,000,000 principal amount of its 2025 Notes completed in March 2023 and $20,000,000 principal amount of its 2025 Notes completed in December 2023.

On December 19, 2023, the Company completed the partial redemption, in the principal amount of $20,000,000 of the 2025 Notes. In connection with the partial redemption, the Company recorded a loss on early extinguishment of debt of $169,000 that reflected the write-off of a portion of previously recorded debt issuance costs.

Interest income of $350,000 in the fiscal 2024 period represented amounts earned by the Company on its certificates of deposit, as well as interest bearing bank and money market accounts, as compared to $260,000 in the fiscal 2023 period.

Other income, net was $65,000 in the fiscal 2024 period, which primarily relates to sublease income from a franchised restaurant. Other expense, net was $4,000 in the fiscal 2023 period, which primarily relates to a net loss on disposal of assets for capitalized software no longer in use of $87,000, offset by sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2024 period was 27.7% compared to 27.1% in the fiscal 2023 period. The effective income tax rate for the fiscal 2024 period reflected income tax expense of $6,025,000 recorded on $21,731,000 of pre-tax income. The effective income tax rate for the fiscal 2023 period reflected income tax expense of $6,093,000 recorded on $22,451,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits at December 24, 2023 was $465,000 all of which would impact the Company’s effective tax rate, if recognized. As of December 24, 2023, the Company had approximately $343,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $19,000 during the fiscal year ending March 31, 2024 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At December 24, 2023 and December 25, 2022, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash at December 24, 2023 aggregated $16,732,000, a $13,129,000 decrease during the fiscal 2024 period as compared to cash of $29,861,000 at March 26, 2023. Net working capital decreased to $21,050,000 from $30,652,000 at March 26, 2023, primarily due to the redemption of $20,000,000 of the Company’s 2025 Notes. We paid our semi-annual interest payments for fiscal 2024 of $2,650,000 on May 1, 2023 and November 1, 2023, as well as our required interest payment of $177,000 on December 19, 2023 in connection with the partial redemption of $20,000,000 principal amount of our 2025 Notes. We paid our first, second and third quarter fiscal 2024 dividend payments of $2,040,000 each on June 28, 2023, September 1, 2023 and December 1, 2023, respectively. We expect to pay our fourth quarter dividend on March 1, 2024.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Cash provided by operations of $13,596,000 in the fiscal 2024 period is primarily attributable to net income of $15,706,000 in addition to other non-cash operating items of $2,023,000, offset by changes in other operating assets and liabilities of $4,133,000. Non-cash operating expenses consist principally of depreciation and amortization of $896,000, amortization of debt issuance costs of $276,000, share-based compensation expense of $546,000, a loss on debt extinguishment of $169,000 and a provision for uncollectible accounts of $75,000. In the fiscal 2024 period, accounts and other receivables decreased by $1,147,000 due primarily to lower Branded Product Program receivables of $895,000 and lower franchise and license royalty receivables of $792,000. Prepaid expenses and other current assets decreased by $308,000 due principally to a decrease in prepaid marketing and other expenses of $596,000 which were offset, in part, by an increase in prepaid income taxes of $353,000. Accounts payable, accrued expenses and other current liabilities decreased by $5,394,000 due to lower accrued interest expense of $1,535,000 as a result of the partial redemption of our 2025 Notes; a decline in accrued payroll and other benefits of $1,053,000 resulting primarily from the payment of year-end fiscal 2023 incentive compensation; earned deferred revenue of $1,156,000; and a decline in accounts payable of $1,780,000 due to the timing of product purchases for our Branded Product Program and Company-owned restaurants.

Cash used in investing activities was $243,000 in the fiscal 2024 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Cash used in financing activities of $26,482,000 in the fiscal 2024 period relates primarily to the payment of $20,000,000 in connection with the partial redemption of the 2025 Notes and the payments of the Company’s quarterly $0.50 per share cash dividends totaling $6,120,000. The Company also paid $362,000 for withholding taxes on the net share vesting of 10,000 restricted stock units.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 24, 2023, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At December 24, 2023, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2024 period.

As discussed above, we had cash at December 24, 2023 aggregating $16,732,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first quarter fiscal 2024 dividend of $2,040,000 on June 28, 2023, its second quarter fiscal 2024 dividend of $2,040,000 on September 1, 2023 and its third quarter fiscal 2024 dividend of $2,040,000 on December 1, 2023.

Effective February 1, 2024, the Company declared its fourth quarter dividend of $0.50 per common share to stockholders of record as of the close of business on February 20, 2024, which is payable on March 1, 2024.

The Company’s total cash requirement for dividends for all of fiscal 2024 would be approximately $8,162,000 based on the number of shares of common stock outstanding at January 26, 2024. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

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

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 31, 2024, we will be required to make interest payments of $5,477,000, inclusive of the interest payment in connection with the partial redemption of its 2025 Notes, of which all have been made as of December 19, 2023.

Management believes that available cash and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At December 24, 2023, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 26, 2023 except for the partial redemption of the 2025 Notes on December 19, 2023 discussed above.

Inflationary Pressures

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2024 period, and this trend may continue through the remainder of fiscal year 2024. From April 2023 through September 2023, we experienced significant increases in the cost of beef and beef trimmings. From October 2023 through December 2023, we began to experience slight declines in beef and beef trimming costs.

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

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers which increased to $15.00 in New York state during fiscal 2022 where our Company-owned restaurants are located. On January 1, 2024, the minimum wage increased to $16.00 in New York City, Long Island and Westchester which will be followed by $0.50 annual increases in 2025 and 2026. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. There has also been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

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

Continued increases in labor costs, commodity prices and other operating expenses, including health care, could adversely affect our operations. We attempt to manage inflationary pressure, and rising commodity costs, at least in part, through raising prices. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to offset these rising costs. Volatility in commodity prices, including beef and beef trimmings could have a significant adverse effect on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 24, 2023, Nathan’s cash balance aggregated $16,732,000. Earnings on this cash would increase or decrease by approximately $42,000 per annum for each 0.25% change in interest rates.

Borrowings

At December 24, 2023, we had $60,000,000 principal amount of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $150,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

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

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended December 24, 2023 would have increased or decreased our cost of sales by approximately $6,210,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective February 1, 2024, the Board declared its quarterly cash dividend of $0.50 per share which is payable on March 1, 2024 to shareholders of record as of the close of business on February 20, 2024.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 24, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 1, 2024	By:	/s/ Eric Gatoff
Eric Gatoff Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2024	By:	/s/ Robert Steinberg
Robert Steinberg Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)