Form 10-K
period 2024-03-31
NATHANS FAMOUS, INC.
filed 2024-06-12
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 22, 2023- was approximately $198,703,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 6, 2024, there were outstanding 4,084,615 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the conclusion of Nathan Famous, Inc.’s fiscal year ended March 31, 2024.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1933, as amended, that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “projects”, “may”, “would”, “should”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-K are based upon information available to us on the date of this Form 10-K.

Item 1.	Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries. References to the fiscal 2024 period mean the fiscal year ended March 31, 2024 and references to the fiscal 2023 period mean the fiscal year ended March 26, 2023. In addition, references to the “Notes”, “2025 Notes” or the “2025 Senior Secured Notes” refer to our $60,000,000 6.625% Senior Secured Notes due 2025 and references to the “2020 Notes” or the “2020 Senior Secured Notes” refer to the $135,000,000 10.000% Senior Secured Notes which were redeemed on November 16, 2017.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 79,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in eighteen foreign countries. The Company considers itself to be in the foodservice industry and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, sausages, frozen crinkle-cut French fries and additional products through supermarkets, grocery channels and club stores throughout the United States. As of March 31, 2024, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

●

Our Branded Product Program provides foodservice operators in a variety of venues the opportunity to capitalize on our Nathan’s Famous brand by marketing and selling certain Nathan’s Famous hot dog and specialty products. We believe that the program has broad appeal to foodservice operators due to its flexibility to deliver our products to a wide variety of distribution channels. In conjunction with the program, foodservice operators are granted a limited use of the Nathan’s Famous trademark, as well as Nathan’s Famous point of purchase materials. Unlike our licensing and franchise programs, we do not generate revenue from royalties, but rather by selling our hot dog products either directly to foodservice operators or to various foodservice distributors who resell the products to foodservice accounts.

●

Operating quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings, which operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant which opened in 1916.

●

Our franchised restaurant operations are comprised predominately of our Nathan’s Famous concept, which features a menu consisting of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages as well as other items. We earn royalties on sales at these franchise locations and virtual kitchens (existing kitchens with no Nathan’s Famous branded storefront presence, used to fill online orders for delivery). In addition to our traditional franchised restaurants and virtual kitchens, we enable approved foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and a limited menu of other Nathan’s products through our Branded Menu Program (“BMP”). We earn royalties on Nathan’s products purchased from Nathan’s approved distributors by our BMP franchise operators.

We also own the Arthur Treacher’s Fish & Chips brand and trademarks. We use the Arthur Treacher’s Fish & Chips brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants.

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

Recognition as an award-winning hot dog has strengthened our brand and created a devoted fan base. We believe that our high brand awareness allows us to sell hot dogs at a premium price compared to competing brands across all channels of distribution.

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

High Margin Licensing Revenue Streams

We earn stable and high-margin revenue through multiple licensing programs. Through licensing programs with such companies as Smithfield Foods, Inc., and Lamb Weston, Inc., over fifteen Nathan’s Famous branded SKUs are sold through grocery retail channels. All of our licensing agreements combined produced $33,581,000 and $33,455,000 of high margin revenue for fiscal 2024 and 2023, respectively.

Business Strategies

Our primary strategies include the following:

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

Branded Products – We expect to continue the growth of our Branded Products Program through the addition of new accounts and venues. We believe that the flexible design of the Branded Products Program makes it well positioned for sales to all business channels in the broad foodservice industry. We intend to keep targeting sales to a broad line of foodservice distributors, which we believe complements our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to brands and products with high standards, and integrity with the superior quality of the food that they purchase, there is great potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

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

Improve Company-owned restaurant profitability – In fiscal 2023 and fiscal 2024, our Company-owned restaurants were impacted by commodity and labor inflation. Additionally, on January 1, 2024, the minimum hourly wage in New York City, Long Island and Westchester increased from $15.00 to $16.00 impacting all of our Company-owned restaurants. We continue to focus on managing our expenses in the operation of our Company-owned restaurants, with a particular emphasis on cost of goods sold, including food costs, paper costs and labor costs while not sacrificing on overall quality and service that our customers expect. We continue to explore opportunities and strategies to help mitigate the impact on our operations.

Delivery Only Locations – We expect to continue our presence via delivery and virtual kitchens on an opportunistic basis including additional opportunities from our virtual kitchen brand, Wings of New York. In fiscal 2024, we entered into an exclusive agreement with Franklin Junction for the rights for all virtual restaurants worldwide.

These virtual kitchens have different rights and obligations than our traditional franchise agreements, including royalty rates and advertising contribution rates, and the sales levels at these locations differs from the sales levels at our traditional franchise restaurants.

Advertising and promotion – The Company continues to focus its efforts using a multiple pronged approach, with a particular emphasis on geo-targeted, social media advertising to drive customers directly to online restaurant menus for ease of ordering for delivery or pick-up. The online effort is focused on platforms including Facebook, Instagram and X (formerly known as Twitter). Our marketing strategy focuses on our premium food offerings and limited time offerings to help drive sales and customer traffic.

Product development – The Company collaborates with its licensees on potential new product offerings. New products can increase revenue by expanding our customer base and continuing to build brand awareness.

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

Fiscal Year

Our fiscal year ends on the last Sunday in March, which will result in a 52 or 53 week year. The fiscal year ended March 31, 2024 was on the basis of a 53 week reporting period and the fiscal year ended March 26, 2023 was on the basis of a 52 week reporting period.

Restaurant Operations

Company-owned restaurants

As of March 31, 2024, we operated four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area. Our seasonal location on the Coney Island Boardwalk was open from March 26, 2023 to October 29, 2023. It reopened for the summer season on March 21, 2024.

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

Our Company-owned restaurants contributed $12,103,000 and $12,161,000 in revenue for fiscal 2024 and fiscal 2023, respectively. Customer traffic at our Company-owned restaurants during the fiscal 2024 period decreased by approximately 2% over the fiscal 2023 period.

Our Coney Island flagship location has been open for over 100 years and is the home of the annual Nathan’s Hot Dog Eating Contest, which has been broadcast on ESPN each 4th of July since 2004 and achieved more than one million viewers in fiscal 2024.

We continue to focus on digital and social media initiatives, as well as direct mail, to enhance the customer experience; to increase customer traffic; and to promote off-premise capabilities. We believe that these initiatives play an important role in creating a more seamless and more efficient customer experience and meeting consumer expectations for speed and convenience.

Franchise Operations

At March 31, 2024, our franchise system, including our Branded Menu Program, consisted of 230 locations operating in 17 states and 13 foreign countries. It also included 196 virtual kitchens located in 17 states and 6 foreign countries.

Our franchise operations contributed $4,356,000 and $4,292,000 in revenue for fiscal 2024 and fiscal 2023, respectively. We experienced higher sales across our franchise system including airport locations, highway travel plazas and movie theaters.

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

During the fiscal 2024 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 31, 2024, Applegreen USA Welcome Centres, LLC operated seven franchised locations within highway travel plazas and HMS Host operated four franchised locations, including three units at airports, and one unit within a mall. Additionally, 23 mobile carts were registered to operate in New York, NY. Twelve Bruster’s Real Ice Cream shops were selling Nathan’s products under our Branded Menu Program.

During the fiscal 2024 period, 17 franchised locations opened, including seven Branded Menu Program locations. Additionally, 19 franchised locations closed, including 11 Branded Menu Program locations.

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

Individual Nathan’s restaurants supplement their core menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages with a variety of other quality menu choices including: our fresh angus hamburgers and our hand-dipped chicken. We have historically used the Arthur Treacher’s Fish & Chips brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants.

We also partner with major third-party delivery service providers, such as DoorDash, UberEats, GrubHub, and Postmates, providing multiple options for our guests to enjoy Nathan’s Famous products at home.

Nathan’s restaurant designs are available in a range of sizes from 300 to 4,000 square feet. We have also developed various kiosks, mobile food carts, trucks and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food or quick service outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, kiosks and modular units generally carry only the core menu. Our food trucks may carry the full Nathan’s Famous menu.

We believe that carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry foodservice, within larger retail operations and other captive markets. Many of these settings may also be appropriate for expanding our Branded Menu Program or Branded Product Program. All of these units feature the Nathan’s Famous logo and utilize a contemporary design.

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

We offer various training courses for management personnel of Company-owned and franchised restaurants. A restaurant manager from each restaurant must successfully complete our mandated management training program. We also offer additional operations and general management training courses for all restaurant managers and other managers with supervisory responsibilities. We provide standard manuals to each franchisee covering training and operations, products and equipment and local marketing programs. We also provide ongoing advice and assistance to franchisees. We meet with our franchisees to discuss upcoming marketing events, menu development and other topics, each of which is designed to provide individual restaurant and system-wide benefits.

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

Nathan’s Branded Menu Program

Our Nathan’s Famous Branded Menu Program enables qualified foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings, and a limited menu of other Nathan’s products. Under the Branded Menu Program, the operator may use the Nathan’s Famous trademarks on signage and as part of its menu boards. Additionally, the operator may use Nathan’s Famous paper goods and point of sale marketing materials. Nathan’s also provides architectural and design services, training and operation manuals in conjunction with this program. The operator provides Nathan’s with a fee and is required to sign a five-year agreement. We may offer alternatives to the term of the typical Branded Menu Program agreement. Nathan’s does not collect a royalty based on the operator’s sales and the operator is not required to report sales to Nathan’s as required by the standard franchise arrangements. Instead, the Branded Menu Program operator is required to purchase products from Nathan’s approved distributors and we earn our royalties from such purchases.

Arthur Treacher’s Fish & Chips

Arthur Treacher’s Fish-n-Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its “Original Fish-n-Chips,” consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal “hush puppies.”

As of March 31, 2024, Arthur Treacher’s, as a co-brand, was included within 23 Nathan’s Famous restaurants. Additionally, there are eight Arthur Treacher’s BMP locations.

International Development

As of March 31, 2024, Nathan’s Famous franchisees operated 77 locations in 13 foreign countries.

Through separate licensed manufacturing agreements, Nathan’s World Famous Beef Hot Dogs are currently manufactured in Brazil, Germany and the United Arab Emirates.

We continue to pursue international expansion opportunities. During fiscal 2024, we opened franchised locations in Egypt, Mexico and the United Arab Emirates.

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

The following table is a summary of our international operations for the fiscal years ended March 31, 2024 and March 26, 2023: See Item 1A-“Risk Factors.”

	March 31,	March 26,
	2024	2023
Total revenue	$5,405,000	$5,898,000
Gross profit (a)	$1,308,000	$1,387,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised restaurants in operation at March 31, 2024 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Connecticut	-	3	3
Florida	-	21	21
Georgia	-	~~4~~	~~4~~
Kentucky	-	2	2
Maryland	-	1	1
Massachusetts	-	4	4
Missouri	-	1	1
Nevada	-	7	7
New Jersey	-	22	22
New York	4	63	67
North Carolina	-	4	4
Ohio	-	2	2
Pennsylvania	-	10	10
Rhode Island	-	2	2
South Carolina	-	3	3
Texas	-	2	2
Virginia	-	2	2
Domestic Subtotal	4	153	157

International Locations	Company	Franchise (1)	Total (1)
Brazil	-	3	3
Dominican Republic	-	6	6
Egypt	-	3	3
France	-	8	8
Kazakhstan	-	3	3
Kingdom of Saudi Arabia	-	10	10
Mexico	-	2	2
Panama	-	4	4
Philippines	-	4	4
Spain	-	1	1
Ukraine	-	27	27
United Arab Emirates	-	4	4
United Kingdom	-	2	2
International Subtotal	-	77	77
Grand Total	4	230	234

(1)	Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.

Branded Product Program

Our Branded Product Program contributed $86,489,000 and $78,884,000 in revenue in fiscal 2024 and fiscal 2023, respectively. The total volume of hot dogs sold in the Branded Product Program achieved its highest historic levels in fiscal 2024 and increased by approximately 2% over fiscal 2023.

In fiscal 2024, we continued to experience inflationary pressures on commodity prices, including beef and beef trimmings. Our average cost of hot dogs during fiscal 2024 was approximately 10% higher than during fiscal 2023. Our average cost of hot dogs during fiscal 2023 was approximately 1.4% higher than fiscal 2022. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2025.

As of March 31, 2024, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. Pursuant to the Branded Product Program, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Hot Dog On A Stick, Johnny Rockets and Lazy Dog; national movie theater chains such as Regal Entertainment, National Amusements and Cinemex in Mexico; amusement parks such as Universal Studios; casino hotels such as Foxwoods Casino in Connecticut; convenience store chains such as RaceTrac; and golf courses and country clubs. The Branded Products Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs being served in stadiums and arenas that host the New York Yankees, New York Mets, Miami Marlins, Tampa Bay Rays, Brooklyn Nets, Dallas Cowboys, and Green Bay Packers.

Additionally, our products are offered in numerous other foodservice operations including business office cafeterias, snack bars and vending machines located in many different types of foodservice outlets and venues, including airports, highway travel plazas, colleges and universities, gas and convenience stores, military installations, and Veterans Administration hospitals throughout the United States.

Nathan’s expects to continue to seek out and evaluate a variety of alternative environments designed to maximize and to grow our Branded Product Program.

Licensing Program

Pursuant to an agreement expiring in March 2032, Smithfield Foods, Inc., has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, and sausages in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties. Pursuant to this agreement, Nathan’s earned royalties of approximately $28,456,000 in fiscal 2024 and $28,688,000 in fiscal 2023 representing approximately 21% and 22% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with Smithfield Foods, Inc., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Smithfield Foods, Inc. has also licensed from us the right to manufacture and sell branded hot dogs and sausages to select foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,611,000 and $1,310,000 during the fiscal 2024 and 2023 periods, respectively.  The majority of these royalties were earned from one company. As of March 31, 2024, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned under the retail agreement, including the foodservice program, were approximately 90% of our fiscal 2024 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties, Inc., a wholly-owned subsidiary of Solina. During fiscal 2024 and 2023, we earned royalties of $1,371,000 and $1,298,000, respectively, from this license. Through this agreement, we control the manufacture of all “Nathan’s Famous” branded hot dogs.

During fiscal 2024, our licensee, Lamb Weston Holdings, Inc., continued to produce and distribute Nathan’s Famous frozen crinkle-cut French fries and onion rings. These products were distributed within 40 states, primarily on the East Coast, Southwest and West Coast during fiscal 2024. During fiscal 2024 and 2023, we earned royalties of $1,528,000 and $1,501,000, respectively, under this agreement. For the contract year ended in July 2023 we earned royalties of $995,000 in excess of the annual minimum. Lamb Weston, Inc. continues to seek to further expand its market penetration throughout the United States. Lamb Weston, Inc. exercised its fourth option to extend the license agreement through July 2028, pursuant to which the minimum royalties will increase 5% annually.

During fiscal 2024, our licensee, Bran-Zan Holdings, LLC continued to produce and distribute miniature bagel dogs, franks-in-a-blanket, mozzarella sticks, corn dog nuggets, other hors d’oeuvres and bottled mustard through club stores, supermarkets, and other retail food stores. During fiscal 2024 and 2023, we earned royalties of $296,000 and $340,000, respectively, under this agreement.

During fiscal 2024, our licensee, Hermann Pickle Packers, Inc. continued to produce and distribute Nathan’s Famous pickles. During fiscal 2024 and 2023, we earned royalties of $319,000 and $318,000, respectively, under this agreement.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by Smithfield Foods, Inc. for sale by our Branded Product Program, our restaurant system, and at retail. Smithfield Foods, Inc. and another hot dog manufacturer supply the hot dogs for our Company-owned and franchised restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties, Inc,. a wholly-owned subsidiary of Solina, produces Nathan’s proprietary spice formulations, and we have, in the past, engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced primarily by Lamb Weston, Inc.

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

We currently utilize a cooperative distribution system pursuant to an agreement with UniPro Foodservice, Inc., National Distribution Alliance (formerly the Multi-Unit Group), which is comprised of institutional food and non-food distributors organized to procure, distribute, and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. The initial term of the agreement was for five years through November 15, 2022. The agreement was subsequently renewed through June 30, 2025, and continuing for two (2) successive one (1) year renewal periods upon mutual consent. We believe this arrangement allows for more flexibility in expanding into new markets throughout the United States, as well as proves to be cost efficient for our current franchisees. The strategic distribution partners under this agreement include: DiCarlo Distributors, Inc., Tapia Brothers Co., Cheney Brothers, Inc., Feesers, Inc., Hillcrest Foods, Sutherland’s Foodservice, and Chain Distribution Services LLC. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Performance Food Group Company, McLane Company, Inc. and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through Company-owned and franchised restaurants (including virtual kitchens), the Branded Product Program, the Branded Menu Program, and through retail grocery channels including supermarkets, mass merchandisers and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we will continue to seek to grow existing markets and expand into new markets. The Nathan’s Famous brand continues to enjoy tremendous exposure and awareness from our Nathan’s Famous Hot Dog Eating Contests. In 2023, we held regional contests in Kissimmee, Florida; Berea, Ohio; Dayton, Ohio; Cincinnati, Ohio; Pleasanton, California and Washington, D.C. In 2024, we expect to hold regional contests in Grand Rapids, Michigan; Cleveland, Ohio; San Francisco, California and Washington D.C. These regional contests culminate on July 4th as the regional champions meet at our flagship restaurant in Coney Island for the national championship.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s concession stands and as menu items that are served in suites and throughout premium seating areas. Our current professional sports sponsorships include:

●	Baseball: Yankee Stadium – New York Yankees; Citi Field – New York Mets; LoanDepot Park – Miami Marlins; Tropicana Field – Tampa Bay Rays; and

●	Basketball: The Barclays Center – Brooklyn Nets; and

●	Football: AT&T Stadium – Dallas Cowboys; Lambeau Field – Green Bay Packers.

We believe that the Company’s overall sales and exposure have been complemented by the sales of Nathan’s World Famous Beef Hot Dogs and other Nathan’s products through the publicity generated by our Hot Dog Eating Contests and our affiliation with a number of high profile sports arenas. In addition to marketing our products at these venues, the Nathan’s Famous brand has also been televised regionally, nationally and internationally.

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.0% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.0% and the contribution to the advertising fund are to be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2024. Some vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and at Company-owned restaurants.

In fiscal 2024, Nathan’s marketing efforts were largely focused on the annual July 4th Hot Dog Eating Contest and its sports sponsorships, as well as digital and social media to drive customers directly to the online menus of our franchisees. This included geo-targeted efforts and direct mail to generate awareness and sales through third party delivery platforms.

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

During fiscal 2024, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, as well as regional and local distributor trade events. We have also advertised our products in distributor and trade periodicals. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who are also responsible for direct sales to national, regional and “street” accounts.

During fiscal 2025, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We continue to upgrade our social media platforms by enhancing and expanding our use of Facebook, Instagram and X (formerly known as Twitter).

Human Capital

As of March 31, 2024, the Company employed 147 people, 32 of whom were corporate management and administrative employees, 21 of whom were restaurant managers and 94 of whom were hourly full-time and part-time foodservice employees.

As of March 31, 2024, approximately 49% of our employees were female and approximately 80% of our employee population were comprised of racial and ethnic minorities.

We generally employ approximately 270-300 seasonal employees during the spring and summer months. Food service employees at two Company-owned restaurants are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2026. Employees at a third Company-owned restaurant are represented by the same union pursuant to a different agreement that expires on November 30, 2025.

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

Workplace Safety

We are committed to providing safe work environments and providing our employees with the resources they need to promote their well-being. We are also committed to providing a safe and healthy environment for our restaurant patrons. We remain focused on quality and cleanliness by reviewing cleaning procedures and maintaining an adequate supply of cleaning materials. We promote a culture of safety awareness and strive to provide an environment that is free of hazards and prevents accidents or injuries.

Government Regulation

We are subject to a Federal Trade Commission (“FTC”) regulation and several state laws that regulate the offer and sale of franchises. We are also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship.

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

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations. Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate. These laws in the United States and overseas have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations. We do not believe that current geopolitical events (including the Russia-Ukraine conflict and the Israel-Hamas war) have had or will have a serious impact on our operations.

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

Governmental authorities have placed an increased focus on environmental matters, particularly in the area of climate change. We cannot predict the precise nature of these initiatives. However, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, as well as the actual or perceived risks of climate change, could have an impact on our business, which we cannot predict at this time (see Item 1A – “Risk Factors”).

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

We may be subject to governmental imposed restrictions on our restaurant operations to reduce the spread of viruses, such as those experienced as a result of the spread of COVID-19. Those formal and informal restraints, as well as consumer behavior and other factors (such as supply chain issues), may have a material impact on our ability to operate our business at least while those restrictions are in effect, which may possibly have a longer-term impact on our business and the demand for our products and restaurant services.

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

Trademarks

We hold trademark and/or service mark registrations for NATHAN’S, NATHAN’S FAMOUS, NATHAN’S FAMOUS and design, SINCE 1916 NATHAN’S FAMOUS and design, SINCE 1916 NATHAN’S FAMOUS, INC. and design, THE ORIGINAL SINCE 1916 NATHAN’S FAMOUS and design, SINCE 1916 NATHAN’S FAMOUS THIS IS THE ORIGINAL, THE ORIGINAL NATHAN’S FAMOUS, SINCE 1916 NATHAN’S FAMOUS and hot dog design in color, SINCE 1916 NATHAN’S FAMOUS and hot dog, fries and drink design in color, and NATHAN’S FAMOUS EXPRESS within the United States, with some of these marks holding corresponding foreign trademark and service mark registrations in over 80 international jurisdictions, including Canada and China.  We also hold various package design registrations and other related marks, FROM A HOT DOG TO AN INTERNATIONAL HABIT, and MORE THAN JUST THE BEST HOT DOG! and design, for restaurant services and some food items.

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

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned restaurants, principally at Coney Island, and franchised restaurants and virtual kitchens from which franchise royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period. Routine seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised restaurants, which are principally located in the Northeast of the United States. Additionally, revenues from our Branded Product Program and retail licensing program generally follow similar seasonal fluctuations, although not to the same degree. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period.

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

Investors should carefully consider all of the information set forth in this Annual Report on Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities. The following risk factors are not exhaustive. Additional risks and uncertainties not presently known to the Company may also adversely impact its business. The Company’s business, financial condition, results of operations or prospects could be adversely affected by any of these risks. In that case, the trading price of the Company’s common stock could decline. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company’s results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks it faces described below and elsewhere. See “Forward-Looking Statements” above.

Risks Related to Our Business and Operations

The COVID-19 pandemic previously impacted our business and could continue to adversely affect our business, financial condition, and results of operations in the future.

COVID-19 had a substantial impact on our operations in fiscal 2021 and to a lesser extent in fiscal 2022 and fiscal 2023. In May 2023, the World Health Organization declared an end to the global health emergency. However, a recurrence of COVID-19 or new variants of COVID-19 could substantially impact customer traffic at our Company-owned and franchised restaurants, as well as sales to our Branded Product Program customers and royalties earned from our licensing activities.

The Company cannot predict if new variants of COVID-19 will be discovered, what restrictions may be enacted by local, state and the federal government, to what extent it can maintain off-premises sales volumes, whether it can maintain sufficient staffing levels at our Company-owned restaurants, or if individuals will be comfortable congregating in our dining rooms or public venues such as professional sports arenas, amusement parks, shopping malls or movie theaters, and what long-lasting effects COVID-19 may have on the Company as a whole. The imposition of restrictions or a return to shutdowns imposed by local, state and/or the federal government may have a material adverse effect on our business, results of operations and financial condition. COVID-19 has heightened many of the other risks described in this Item 1A, “Risk Factors.”

Increases in the cost of food and paper products could harm our profitability and operating results.

General economic conditions, including increases in inflation, have adversely affected our food, commodity and paper costs and may continue to do so. Our success and profitability depends on our customers willingness to pay higher prices for our products across all channels of distribution and there is no assurance that they will do so.

Food and paper products represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and beef trimmings and our beef costs represent approximately 80% to 90% of our cost of sales. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors beyond our control.

We may continue to experience increases in the cost of food, commodity and paper products which, in turn, may adversely affect our business, results of operations and financial condition.

We cannot assure that our Company-owned restaurants or our franchised restaurants will be able to purchase its food, commodity or paper products at reasonable prices, or that the cost of such food, commodity or paper products will remain stable in the future.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2025. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef, beef trimmings or other food products that we use in our operations significantly increases, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition.

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

The Company and our franchisees have increased prices on selected menu items in order to offset rising food and commodity costs. Although we have not experienced significant resistance to our past price increases, future price increases may deter customers from visiting our Company-owned and franchised restaurants, may decrease demand for our products at our Company-owned and franchised restaurants and may adversely affect our restaurant operations.

Our licensing revenue and overall profitability is substantially dependent on our agreement with Smithfield Foods, Inc. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.

We earned license royalties from Smithfield Foods, Inc. of approximately $30,067,000 in fiscal 2024 and approximately $29,998,000 in fiscal 2023 representing 22% and 23% of total revenues, respectively. As a result of our agreement with Smithfield Foods, Inc. which expires in 2032, we expect that most of our license royalties will be earned from Smithfield Foods, Inc. for the foreseeable future. Accordingly, in the event that (i) Smithfield Foods, Inc. experiences financial or operational difficulties, (ii) there is a disruption or termination of the Smithfield Foods, Inc. agreement or (iii) there is a significant decrease in our license royalties from Smithfield Foods, Inc., it would have a material adverse effect on our business, results of operations and financial condition.

A significant amount of our Branded Product Program revenue is from a small number of accounts. The loss of any one or more of those accounts could harm our profitability and operating results.

A small number of our Branded Product Program customers account for a significant portion of our Branded Product Program revenues. Sales to our five largest Branded Product Program customers were 77% and 76% of our Branded Product Program revenues in fiscal 2024 and fiscal 2023, respectively. In the event that any one of these Branded Product Program customers experience financial difficulties or, upon the expiration of their existing agreements, if applicable, are not willing to do business with us in the future on terms acceptable to the Company, there could be a material adverse effect on our business, results of operations and financial condition.

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

In the event that we are unable to find one or more alternative suppliers of hot dogs or French fries on a timely basis, there could be a disruption in the supply of product to our Company-owned restaurants, franchised restaurants and Branded Product Program accounts, which would damage our business, our franchisees and our Branded Product Program customers and, in turn, negatively impact our financial results. In addition, any gap in supply to retail customers may result in lost license royalties to us, which could have a significant adverse financial impact on our results of operations. Furthermore, any gap in supply to retail customers may damage our brand in the eyes of consumers and the retail trade, which might negatively impact our overall business in general and impair our ability to continue our retail licensing program.

Additionally, there is no assurance that any supplemental sources of supply would be capable of meeting our specifications and quality standards on a timely and consistent basis or that the financial terms of such supply arrangement will be as favorable as our present terms with our hot dog or French fry supplier, as the case may be.

Any of the foregoing occurrences may cause disruptions in the supply of our hot dog or French fry products and may damage our franchisees and our Branded Product Program customers, which could result in a material adverse effect on our business, results of operations or financial condition.

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

The quick-service restaurant business of the foodservice industry is intensely competitive with respect to taste preferences, price, service, location, brand reputation, advertising and promotional initiatives, personnel, and the type and quality of menu offerings. We and our franchisees compete with international, national, regional and local restaurant chains. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of digital and social media engagement, and new product development. We anticipate competition will continue to focus on quality, convenience and pricing. Many of our competitors have substantially larger marketing budgets which may provide them with a competitive advantage. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. For example, many of those competitors have adopted “value pricing” strategies intended to lure customers away from other companies, including our Company. Consequently, these strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions. Extensive price discounting in the quick-service restaurant business could have an adverse effect on our financial results.

In addition, if patrons have a poor experience at a Company-owned or a franchised restaurant, we may experience a decrease in customer counts which, in turn, may result in a decline in Company-owned restaurant sales or franchise royalties.

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

All such competition may adversely affect our business, results of operations and financial condition.

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

Further, we are dependent upon consumer discretionary spending and are subject to changes in or uncertainty regarding macroeconomic conditions in the United States and in other regions of the world. If the economy experiences a downturn or there are other uncertainties regarding economic prosperity, or other negative global and local macroeconomic conditions, consumer discretionary spending may be negatively impacted which may adversely affect our sales and operating profit.

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

There has been an increase in the use of social media platforms and other forms of internet-based communications, including video sharing and instant messaging platforms, that allow individuals to access a broad audience of consumers and other interested persons. The availability of information on these social media platforms and internet-based communications is virtually immediate, as is its impact. The opportunity for dissemination of information, including inaccurate information, organizing collective actions such as boycotts and other brand-damaging behaviors is seemingly limitless and readily available. Information concerning our business and products may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms could also be used for dissemination of trade secret information, compromising valuable Company assets. The dissemination of information online, regardless of its accuracy, could harm our business, results of operations and financial condition.

The use of social media has become a larger element of our advertising and promotional efforts. These marketing initiatives may not be successful, resulting in expenses incurred without a corresponding increase in sales, increased customer awareness or engagement or brand awareness. The laws and regulations governing the use of social media are evolving and changing. If the Company, our employees, our franchisees or business partners do not adhere to the laws and regulations regarding the use of social media, it may adversely affect our business, results of operations, and financial condition and may subject the Company to litigation, fines or penalties.

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

The success of our business depends on the continued ability to use existing trademarks, domain names, service marks and other components of each of our brands in order to increase brand awareness and further develop branded products. We may not be able to adequately protect our trademarks, and the use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps we have taken to protect our intellectual property may not be adequate.

We have registered or applied to register many of our trademarks and service marks both in the United States and in foreign countries. Due to the differences in foreign trademark laws, our trademark rights may not receive the same degree of protection in foreign countries as they would in the United States. We also cannot assure you that our trademark and service mark applications will be approved. In addition, third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks or service marks. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our marks, or that we will have adequate resources to enforce our trademarks or service marks. We cannot ensure that all of the steps that we have taken to protect our intellectual property in the United States and foreign countries will be adequate.

We also license third party franchisees and other licensees to use our trademarks and service marks. We enter into franchise agreements with our franchisees and license agreements with our licensees which govern the use of our trademarks and service marks. Although we make efforts to monitor the use of our trademarks and service marks by our franchisees and licensees, we cannot assure you that these efforts will be sufficient to ensure that our franchisees and licensees abide by the terms of the trademark licenses. In the event that our franchisees and licensees fail to do so, our trademark and service mark rights could be diluted.

Our earnings and business growth strategy depend in large part on the success of our restaurant franchisees and on new restaurant openings. Our corporate reputation or brand reputation may be harmed by actions taken by restaurant franchisees that are otherwise outside of our control.

A portion of our earnings comes from royalties, fees and other amounts paid by our restaurant franchisees. These earnings are dependent upon the operational and financial success of our franchise operators. The opening and success of franchised restaurants depends on various factors, including the demand for our franchises and the selection of appropriate franchisee candidates, the availability of suitable restaurant sites, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability to secure restaurant equipment, the ability to meet construction schedules, the availability of financing and the financial and other capabilities of our franchisees and area developers. We cannot assure you that area developers planning the opening of franchised restaurants will have the business abilities or sufficient access to financial resources necessary to open the restaurants required by their agreements. We cannot assure you that franchisees will successfully participate in our strategic initiatives or operate their restaurants in a manner consistent with our concept and standards. Our franchisees are independent contractors, and their employees are not our employees. Our franchisees are solely responsible for making their own hiring, firing and disciplinary decisions, scheduling hours, establishing wages and managing their day-to-day operations at their individual locations in accordance with local and state laws. We provide training and support to, and monitor the operations of, our franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond our control. Consequently, the franchisees may not successfully operate their restaurants in a manner consistent with our high standards and requirements, and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchised restaurant is likely to be attributed by consumers to an entire brand or our system, thus damaging our corporate or brand reputation, potentially adversely affecting our business, results of operations and financial condition.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. Certain events and factors may directly and immediately decrease demand for our products. These events and factors include:

●	changes in customer demand;
●	sales promotions by Nathan’s and its competitors;
●	variations in the timing and volume of Nathan’s sales and franchisees’ sales;
●	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;
●	changes in average same-store sales and customer visits;
●	variations in the price, availability and shipping costs of supplies;
●	tax expense, asset impairment charges and other non-operating costs;
●	seasonal effects on demand for Nathan’s products;
●	unexpected slowdowns in new store development efforts;
●	changes in competitive and macroeconomic conditions in the United States and in other regions of the world, including the Russia-Ukraine conflict and the Israel-Hamas war;
●	changes in the cost or availability of commodities, including beef and beef trimmings or labor and our inability to offset these higher costs with price increases;
●	weather and acts of God; and
●	changes in the number of franchises sold and franchise agreement renewals.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our Company-owned and our franchisees’ restaurants. A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants. Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants. Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and/or unseasonably cold temperatures will negatively impact the number of patrons visiting the Coney Island beach locations. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our operating margins and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how it may perform in the future.

Climate change could adversely affect our results of operation and financial condition.

We and our supply chain are subject to risks and costs arising from the effects of climate change, global warming and diminishing energy and water resources. Climate change may have a negative effect on agricultural productivity which may result in decreased availability or less favorable pricing for certain commodities used in our products, such as beef, chicken, produce and dairy. Climate change may also increase the frequency or severity of natural disasters and other extreme weather conditions, which could disrupt the business of our suppliers, cause temporary restaurant closures and negatively impact guest traffic at our restaurants. Concern over climate change and other environmental and social sustainable business practices may result in new or increased legal and regulatory requirements, which could significantly increase costs. Furthermore, any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change or other sustainable business practices could lead to adverse publicity and have a material adverse effect on our business, results of operations and financial conditions.

Due to the concentration of our restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of March 31, 2024, we and our franchisees (including locations operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 17 states and 13 foreign countries. As of March 31, 2024, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in this area of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our business, results of operations and financial condition.

We rely extensively on computer systems, our point-of-sales system and information technology to manage our business. Any disruption in our computer systems, our point-of-sales system or information technology may adversely affect our ability to run our business.

We are significantly dependent upon our computer systems, our point-of-sales system and information technology to properly conduct our business. A failure or interruption of computer systems, our point-of-sales system or information technology could result in the loss of data, business interruptions or delays in business operations. Many of these systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security, availability and integrity of their systems. Despite our considerable efforts to secure our computer systems and these third-party systems, security breaches, such as unauthorized access and computer viruses, phishing attacks, introduction of malware or ransomware may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems, and/or these third-party systems may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

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

Although we have taken measures to protect our technology systems and infrastructure, including investing in our existing information technology systems and providing employee training around phishing, malware and other cyber risks, there can be no assurance that we will be successful and fully protected against cyber risks and security breaches. The techniques and sophistication used to conduct a cyberattack change frequently and the measures that we have taken do not guarantee that a cyberattack or security breach could not occur. A cyberattack or security breach could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, damages, claims or fines and may adversely affect our business, results of operations and financial condition.

Catastrophic events may disrupt our business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, including the Russia-Ukraine conflict, the Israel-Hamas war, public health issues such as epidemics or pandemics (including, without limitation, as a result of the COVID-19 pandemic), labor unrest and natural disasters such as earthquakes, hurricanes or other extreme adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could negatively impact consumer discretionary spending, thereby reducing demand for our products, or the ability to receive products from suppliers. We do not have insurance policies that insure against certain of these risks. To the extent that we do maintain insurance with respect to some of these risks, our receipt of the proceeds of such policies may be delayed or the proceeds may be insufficient to fully offset our losses.

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

Additionally, our Company-owned and franchised restaurants are highly service-oriented, and our success depends in part upon the ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. We are experiencing and may continue to experience a shortage of labor for positions in our Company-owned and franchised restaurants, due to the current competitive labor market.

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

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  On January 1, 2024, the minimum hourly wage in New York City, Long Island and Westchester increased from $15.00 to $16.00 which will be followed by $0.50 annual increases in 2025 and 2026. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. Additionally, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. As a result, we anticipate that our labor costs will continue to increase.  If we are unable to pass on these higher costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition. Our business could be further negatively impacted if the decrease in margins for our franchisees results in the potential loss of new franchisees or the closing of a significant number of existing franchised restaurants.

Changes in franchise regulations and laws could impact our ability to obtain or retain licenses or approvals and adversely affect our business, financial condition, results of operations and prospects.

We are subject to federal statutes and regulations, including the rules promulgated by the U.S. Federal Trade Commission, as well as certain state laws governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require that certain materials be filed for a franchisor to be registered and approved (or exempt from the applicable state franchise law) before a franchisor can offer or sell franchises in that state. The failure to obtain or retain licenses or approvals to sell franchises could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Supply chain risk could increase our costs and limit the availability of ingredients and supplies that are critical to our operations. The markets for some of our ingredients, such as beef and beef trimmings are particularly volatile due to factors beyond our control such as limited sources, seasonal shifts, climate conditions and industry demand, including as a result of animal disease outbreaks, food safety concerns, product recalls and government regulation. In addition, we have a limited number of suppliers and distributors. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, during fiscal 2023 and fiscal 2024 costs for certain supplies and ingredients, such as packaging, beef and beef trimmings, and freight, increased materially and rapidly, which combined with inflationary pressures could continue. Such factors may have a material adverse effect on our business, results of operations and financial condition.

We are subject to many federal, state and local laws, as well as statutory and regulatory requirements. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.

In 2023, the National Labor Relations Board (“NLRB”) issued amendments to its previous regulation on joint employment; under that amended regulation, some franchisors might have been deemed the “joint employer” of its franchisees’ staff under certain fact patterns. However, in March 2024, a federal court struck down the 2023 amended regulation, leaving the NLRB’s previous 2020 regulation on joint employment in effect. It is not yet known whether the NLRB will appeal from the March 2024 court decision. There is also the possibility of administrative action from other agencies, state governments, and in private lawsuits that may allege that a franchisor and its franchisee “jointly employ” the franchisee’s staff, that the franchisor is responsible for the franchisees’ staff (under theories of apparent agency, ostensible agency, or actual agency), or otherwise. If the U.S. Department of Labor and agencies such as the Occupational Safety and Health Administration and NLRB take a more aggressive position on defining and enforcing joint employer status, or if Congress passes the proposed “PRO Act” and it is signed into law, that might change the status quo and expose Nathan’s to the possibility of being deemed a “joint employer” of our franchisees’ staff (together with our franchisees) and also to the possibility that some franchisees might be reclassified as Nathan's “employees.”

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

California also adopted legislation to address data privacy. The California Consumer Privacy Act (“CCPA”) took effect at the beginning of 2020, and imposes stringent data security standards, which might apply more broadly than only within the borders of that state (for example, if a California resident buys products or has them shipped into the state and pays with a credit or debit card). In total, 14 states have adopted laws that apply (or that will apply as of the effective date) to data and other biometric technology, which may be broadly interpreted. It remains uncertain whether the CCPA and the data privacy laws adopted in other states will have a material impact on our operations or that of our franchisees.

Additionally, state and local laws such as the recently passed California Fast Food Accountability and Standards Recovery Act (the “FAST Act”) may require wage increases and working hours and working condition standards that may increase our costs without corresponding benefits. Although the FAST Act is stayed pending a referendum in November 2024, it is possible that it will pass, and that other jurisdictions may pass similar laws.

Our business is subject to an increasing focus on Environmental, Social, and Governance (ESG) matters.

In recent years, there has been an increasing focus by investors, activists, the media, governmental and non-governmental organizations and stakeholders – including employees, franchisees, customers and suppliers on ESG matters. A failure, whether real or perceived, to address ESG could adversely affect our business, including by heightening other risks disclosed in this Item 1A, “Risk Factors.” In the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, supply chain management and labor practices.

We may also face increased pressure to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks.

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

Risks Related to Our Common Stock and Organizational Structure

The market price of our common stock may be highly volatile or may decline regardless of our operating performance.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price when you acquired our stock, depending on many factors, some of which are beyond our control. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The fluctuations could cause a loss of all or part of an investment in our common stock.

Factors that could cause fluctuation in the trading price of our common stock may include, but are not limited to the following: price and volume fluctuations in the overall stock market from time to time; significant volatility in the market price and trading volume of companies generally or restaurant companies specifically; actual or anticipated variations in the earnings or operating results of our company or our competitors; actual or anticipated changes in financial estimates by us or by any securities analysts who might cover our stock or the stock of other companies in our industry; market conditions or trends in our industry and the economy as a whole; announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures and our ability to complete any such transaction; announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us; capital commitments; changes in accounting principles; additions or departures of key personnel; sales of our common stock, including sales of large blocks of our common stock or sales by our directors and officers; and events that affect any of our significant suppliers discussed above.

In addition, if the market for restaurant company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry or related industries even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

As of March 31, 2024, we had total outstanding indebtedness of $60,000,000 of Notes which are due November 1, 2025. Subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future, which would increase the risks related to our high level of indebtedness. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all our debt obligations, including the repayment of the Notes.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk management and strategy

The Company is committed to securing our information technology systems, including accounting software, point-of-sale software, and back-of-house software, against cybersecurity threats and protecting the privacy of the data of our customers’, employees’, franchisees’, licensees’ and other business partners. However, as described in “Item 1A. Risk Factors –Cyberattacks and breaches could cause operational disruptions, fraud or theft of sensitive information” of this Form 10-K, we recognize that cybersecurity threats are an ongoing concern in today’s digital world and that, despite devoting resources to secure our information technology systems, cybersecurity incidents can occur and, if so, could negatively impact our brand, business, results of operations and financial condition. Cybersecurity threats include any potential unauthorized occurrence on or conducted through our information technology systems or information technology systems of a third party that we utilize in our business that may result in adverse effects on the confidentiality, integrity or access to our information technology systems.

We maintain technology and cybersecurity programs and follow the guidelines of the National Institute of Standards and Technology Cybersecurity Framework to help manage information security risk within the Company. The objectives of our programs are to protect the confidentiality, integrity, use and availability of the Company’s data; to protect against unauthorized access to the Company’s data, the Company’s network and information technology applications; and to maintain recovery plans regarding the Company’s informational technology. Our programs fall under the oversight of our Information Technology manager.

To supplement our internal controls and processes and to meet these objectives, the Company engages third-party consultants who work closely with the Company’s Information Technology manager to collectively manage our cybersecurity, information technology and data privacy programs, as well as perform application security reviews and penetration tests. The Company’s senior management team, including its Chief Executive Officer and its Chief Financial Officer, reviews the assessments performed by its third-party consultants and determines the plans to be executed in collaboration with the Information Technology manager.

Our information technology infrastructure includes firewalls, and intrusion detection tools, as well as multi-factor authentication to provide a multi-layered approach to protecting our information technology systems from unauthorized access, use, disclosure, disruption, or destruction.

We obtain System and Organizational Controls (“SOC”) 1 or SOC 2 reports on an annual basis from vendors that host our significant financial applications to aid in our assessment of information security risk amongst our relationships with the host vendors. We also perform quarterly access reviews for these systems that are subject to SOX oversight.

The Company has been certified as compliant with the Payment Card Industry Security Standard intended to ensure that the processing, storing and transmission of credit card information in the Company’s point-of-sale software in our Company-owned restaurants is maintained in a secure manner.

Over 98% of our restaurants are operated by franchisees who themselves are at risk of potential cybersecurity threats. There is no connectivity between the Company’s network and the networks on which our franchisees and licensees operate. Furthermore, there is no interface between the Company-owned restaurants point-of-sale system and the Company’s network and no interface between the Company’s primary manufacturer, Smithfield Foods, Inc. and the Company’s network.

The Company routinely leads training exercises, at least annually, for its employees to reinforce the risk from common tactics and scams like email phishing campaigns to defend against potential business email and network compromise.

We have developed an incident response plan outlining immediate response actions, including internal and external communication protocols. The incident response plan is reviewed regularly by our third-party consultants in collaboration with our Information Technology manager evaluating our capabilities and our readiness. Under the plan, we have identified a management group comprised of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and Information Technology manager. The plan provides that any cybersecurity incident will be reviewed by this group to determine whether any such incident is material for securities laws purposes and whether public disclosure is required, following consultation with outside counsel, the Audit Committee and/or Board of Directors.

We maintain cyber risk insurance coverage that is intended to mitigate the financial impact of cybersecurity and data privacy incidents experienced by the Company. There can be no assurance that our cyber insurance policies will be sufficient in scope or amount to cover the costs and expenses related to any future cybersecurity incidents.

Governance

The full Board of Directors has overall responsibility for risk oversight, including cybersecurity matters. It is supported by the Audit Committee, which reports to the full Board of Directors. The Audit Committee receives updates from management on the cybersecurity landscape and cybersecurity risks impacting the Company. At least annually, the Board of Directors receives a cybersecurity update as part of our Company’s risk management program. Such updates are designed to ensure that the Company’s senior management team remain informed about and can monitor the prevention, detection, mitigation, and remediation of potential cybersecurity incidents.

At a management level, our cybersecurity program is led by our Information Technology manager, who reports to the Chief Financial Officer. Our Information Technology manager is supported by our third-party consultants. With over 25 years of Company experience, our Information Technology manager along with the support of our third-party consultants, is equipped to help navigate the landscape of cybersecurity risks and challenges.

While cybersecurity threats have not materially affected our business strategy, results of operations or financial condition, future incidents may interrupt our operations and could materially adversely affect our business, results of operations and financial condition.

Item 2.	Properties.

We currently lease approximately 9,300 square feet of space for our executive offices in Jericho, New York for approximately $396,000 per year, under a lease agreement which expires on March 31, 2029.

At March 31, 2024, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	November 2028	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2028	3,500

(a)	Seasonal satellite location.

At March 31, 2024, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,686,000 in fiscal 2024.

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

Market Information and Dividend Policy

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” As of June 6, 2024 we had approximately 311 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

During fiscal 2023, the Company declared and paid three quarterly dividends of $0.45 per share and one quarterly dividend of $0.50 per share. During fiscal 2024, the Company declared and paid four quarterly dividends of $0.50 per share. Effective June 12, 2024, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal year 2025 which is payable on July 2, 2024 to stockholders of record as of the close of business on June 24, 2024.

Our ability to pay future dividends is limited by the terms of an Indenture, dated November 1, 2017, between the Company, certain of its wholly-owned subsidiaries, as guarantors and U.S. Bank Trust Company, National Association (formerly known as U.S. Bank National Association), as Trustee and Collateral Trustee (the “Indenture”).

In addition to the terms of the Indenture, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements and the terms of any other indebtedness that we may incur in the future and there can be no assurance that we will declare and pay any dividends subsequent to the July 2, 2024 dividend.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended March 31, 2024.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Recent Events Affecting Our Results of Operations

Inflationary pressures impacted our results of operations during fiscal 2024, including (i) rising labor costs and (ii) higher commodity prices, including beef and beef trimmings. In general, we are already paying a higher wage rate than the statutory minimum wage rate. We attempt to offset cost increases resulting from inflation by increasing prices and adjusting product mix. We continue to monitor these inflationary pressures and will continue to implement mitigation measures as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

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

The following summary reflects the openings and closings of the Nathan’s franchise system (including the Branded Menu Program) for the fiscal years ended March 31, 2024 and March 26, 2023.

	March 31, 2024	March 26, 2023
Beginning balance	232	239
Opened	17	11
Closed	(19)	(18)
Ending balance (a)	230	232

(a)	Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.

At March 31, 2024, our franchise system consisted of 230 Nathan’s franchised locations, including 116 Branded Menu locations located in 17 states, and 13 foreign countries. We also operate four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area.

Our primary focus is to expand the market penetration of the Nathan’s Famous brand by increasing the number of distribution points for our products across all of our business platforms, including our Licensing Program for distribution of Nathan’s Famous branded consumer packaged goods, our Branded Products Program for distribution of Nathan’s Famous branded bulk products to the foodservice industry, and our namesake restaurant system comprised of both Company-owned and franchised restaurants, including virtual kitchens. The primary drivers of our growth have been our Licensing and Branded Product Programs, which are the largest contributors to the Company’s revenues and profits.

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

As described in Item 1A. “Risk Factors” and other sections in this Annual Report on Form 10-K for the year ended March 31, 2024, our future results could be impacted by many developments including the impact of the inflationary pressures on our business, as well as our dependence on Smithfield Foods, Inc. as our principal supplier, and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. Our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods.

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

Over the past three years, we have significantly reduced the outstanding balance of our 2025 Notes from $150,000,000 at March 28, 2021 to $60,000,000 at March 31, 2024 using free cash flow. We believe that our multi-channel asset light business model will continue to generate consistent free cash flow to manage our current debt service levels and may enable us to further reduce our debt service levels in the future.

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. During the fiscal year ended March 31, 2024, the Company made its required semi-annual interest payments on May 1, 2023 and November 1, 2023. On May 1, 2024, the Company paid its first semi-annual interest payment of fiscal 2025.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Our future results may be impacted by our interest obligations under the 2025 Notes. As a result of the 2025 Notes, the Company expects to incur annual interest expense of $3,975,000 per annum and annual amortization of debt issuance costs of approximately $277,000.

Critical Accounting Estimates

Our consolidated financial statements and the notes to our consolidated financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. These estimates and assumptions are inherently uncertain and require additional management judgment. Results can materially differ when varying assumptions are applied. We consider the following estimates to be the most critical in understanding the assumptions used by management in preparing the consolidated financial statements due to the subjectivity and sensitivity of the methods used in determining the related estimates. The following discussion should be read in conjunction with the consolidated financial statements included in Part IV, Item 15 of this Form 10-K.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets for operating leases with finite useful lives. Impairment losses are recorded on long-lived assets whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the assets, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the assets. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Key inputs to determine estimated future cash flows include forecasted Company-owned restaurant sales and a discount rate. We use a weighted average cost of capital discount rate to calculate future cash flows. No long-lived assets were deemed impaired during the fiscal years ended March 31, 2024 and March 26, 2023. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material.

Impairment Intangible Asset

The Company’s intangible asset consists of the trademarks, and the trade name and other intellectual property in connection with the Arthur Treacher’s Fish & Chips brand.

The Company determined its intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of its Arthur Treacher’s Fish & Chips co-branding agreements, the Company determined that the remaining useful lives of these agreements is four years concluding in fiscal 2028 and the intangible asset is subject to annual amortization. The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Assumptions used to determine projected undiscounted cash flows include future trends and projected sales. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 31, 2024 and March 26, 2023. Cash flow and sales projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

Current Expected Credit Losses (“CECL”)

The CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under CECL, reserves may be established against financial asset balances even if the risk of loss is remote.

The Company calculates an allowance for credit losses by pooling financial assets based on similar risk characteristics and delinquency status under an aging method at the measurement date. The risk characteristics the Company generally reviews when analyzing its trade accounts receivable pools include the type of receivable (for example, franchise receivable, license receivable, Branded Product Program receivable), payment terms, the Company’s previous loss history, current and future economic conditions and the length of time accounts receivables are past due. For those trade accounts receivable that no longer share similar risk characteristics with its pool and potential loss is evident, a specific reserve is recorded.

Reserves can be subject to a degree of judgment and can be subject to macroeconomic factors, including inflation and forecasts of future economic conditions. A change in these factors could have a material impact on the allowance for credit losses.

Income Taxes

The Company’s current provision for income taxes is based upon its estimated taxable income in each of the jurisdictions in which it operates, after considering the impact on taxable income of temporary differences resulting from different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible. Should management determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made. We believe that the judgments and estimates made are reasonable. However, if actual results differ from estimated amounts recorded, such differences will impact the income tax provision in the period in which the determination is made.

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

New Accounting Standards Not Yet Adopted

See Note B item 23 to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K for a summary of new accounting standards applicable to us.

Results of Operations

Fiscal year ended March 31, 2024 compared to fiscal year ended March 26, 2023

Revenues

Total revenues increased by approximately 6% to $138,610,000 for the fifty-three weeks ended March 31, 2024 (“fiscal 2024”) as compared to $130,785,000 for the fifty-two weeks ended March 26, 2023 (“fiscal 2023”).

Foodservice sales from the Branded Product Program were $86,489,000 for the fiscal 2024 period as compared to $78,884,000 for the fiscal 2023 period. We estimate that the additional week of operations during fiscal 2024 represented approximately $1,202,000 of additional Branded Product Program sales. During the fiscal 2024 period, the total volume of hot dogs sold in the Branded Product Program increased by approximately 2% as compared to the fiscal 2023 period. Our average selling prices increased by approximately 7% as compared to the fiscal 2023 period.

Total Company-owned restaurant sales decreased by approximately $58,000 to $12,103,000 during the fiscal 2024 period as compared to $12,161,000 during the fiscal 2023 period. Restaurant sales were impacted by reduced traffic due primarily to unfavorable summer weather conditions.

License royalties increased by approximately $126,000 to $33,581,000 in the fiscal 2024 period as compared to $33,455,000 in the fiscal 2023 period. We do not believe that the additional week of operations had a significant impact on license royalties as our licensees continued to report based upon their fiscal reporting periods. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased to $30,068,000 for the fiscal 2024 period as compared to $29,998,000 for the fiscal 2023 period. The increase is due to a 3% increase in average net selling price which was offset, in part, by a 3% decrease in retail volume. The foodservice business earned higher royalties of $301,000 as compared to the fiscal 2023 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $56,000 during the fiscal 2024 period as compared to the fiscal 2023 period primarily due to higher royalties earned on sales of French fries, onion rings, and proprietary spices offset, in part, by lower royalties on the sales of franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres.

Franchise fees and royalties increased by $64,000 to $4,356,000 in the fiscal 2024 period as compared to $4,292,000 in the fiscal 2023 period. Total royalties were $3,886,000 in the fiscal 2024 period as compared to $3,636,000 in the fiscal 2023 period. Royalties earned under the Branded Menu Program were $744,000 in the fiscal 2024 period as compared to $630,000 in the fiscal 2023 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $81,000 in the fiscal 2024 period as compared to $149,000 in the fiscal 2023 period. Traditional franchise royalties were $3,061,000 in the fiscal 2024 period as compared to $2,857,000 in the fiscal 2023 period. Franchise restaurant sales increased to $68,417,000 in the fiscal 2024 period as compared to $63,739,000 in the fiscal 2023 period primarily due to higher sales at airport locations, movie theaters and shopping malls. We estimate that the additional week of operations during fiscal 2024 resulted in $1,215,000 of additional franchise restaurant sales or royalties of approximately $60,000. Comparable domestic franchise sales (consisting of 59 Nathan’s locations, excluding sales under the Branded Menu Program and excluding the impact of the additional week of operations) were $54,031,000 during the fiscal 2024 period as compared to $51,607,000 during the fiscal 2023 period.

At March 31, 2024, 230 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 232 franchised locations, including domestic, international and Branded Menu Program units at March 26, 2023. Total franchise fee income was $470,000 in the fiscal 2024 period as compared to $656,000 in the fiscal 2023 period. Domestic franchise fee income was $106,000 in the fiscal 2024 period as compared to $110,000 in the fiscal 2023 period. International franchise fee income was $241,000 in the fiscal 2024 period as compared to $280,000 in the fiscal 2023 period. We recognized $123,000 and $266,000 of forfeited fees in the fiscal 2024 and fiscal 2023 periods, respectively. During the fiscal 2024 period, 17 franchised locations opened and 19 franchised locations closed. During the fiscal 2023 period, 11 franchise locations opened and 18 franchised locations closed.

Advertising fund revenue, after eliminating Company contributions, was $2,081,000 in the fiscal 2024 period and $1,993,000 during the fiscal 2023 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 11% to $83,182,000 in the fiscal 2024 period as compared to $75,172,000 in the fiscal 2023 period. Our gross profit (calculated as total Branded Product sales plus total Company-owned restaurants sales less cost of sales) was $15,410,000 during the fiscal 2024 period as compared to $15,873,000 during the fiscal 2023 period.

Cost of sales in the Branded Product Program increased by approximately 12% to $75,966,000 during the fiscal 2024 period as compared to $67,646,000 in the fiscal 2023 period, primarily due to the 2% increase in the volume of hot dogs sold as discussed above, as well as a 10% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle, combined with drought conditions and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, driving the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments for beef during the fiscal 2024 period or the fiscal 2023 period. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2024 period was $7,216,000 or 60% of restaurant sales, as compared to $7,526,000 or 62% of restaurant sales in the fiscal 2023 period. Food and paper costs as a percentage of Company-owned restaurant sales were 28%, down from 29% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 32%, down from 33% in the comparable period in the prior year due to tighter management and staffing stabilization.

Restaurant operating expenses increased by $193,000 to $4,177,000 in the fiscal 2024 period as compared to $3,984,000 in the fiscal 2023 period. The increase is due primarily to higher occupancy expenses of $85,000, higher insurance costs of $35,000, and higher credit card bank fees of $73,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, was $1,135,000 in the fiscal 2024 period and the fiscal 2023 period.

General and administrative expenses increased by $1,551,000 to $15,612,000 in the fiscal 2024 period as compared to $14,061,000 in the fiscal 2023 period. The increase in general and administrative expenses was primarily attributable to a discretionary bonus payment of $500,000 to our current Chairman of the Board, an incentive compensation accrual of $500,000, higher share-based compensation expense of $475,000, higher professional fees of $251,000, and higher travel expenses of $48,000 which were offset, in part, by lower bad debt expense of $300,000.

Advertising fund expense, after eliminating Company contributions, was $1,998,000 in the fiscal 2024 period as compared to $1,988,000 in the fiscal 2023 period.

Other Items

Interest expense of $5,355,000 in the fiscal 2024 period represented interest expense of $5,010,000 on the 2025 Notes and amortization of debt issuance costs of $345,000.

Interest expense of $7,742,000 in the fiscal 2023 period represented interest expense of $7,234,000 on the 2025 Notes and amortization of debt issuance costs of $508,000.

The reduction in interest expense of $2,387,000 is due to the reduction in the outstanding principal amount of the Company’s 2025 Notes as a result of the partial redemptions of $30,000,000 principal amount of its 2025 Notes completed in March 2023 and $20,000,000 principal amount of its 2025 Notes completed in December 2023. In connection with the partial redemptions, the Company recorded a loss on early extinguishment of debt of $169,000 and $357,000 in the fiscal 2024 period and the fiscal 2023 period, respectively, that reflected the write-off of a portion of previously recorded debt issuance costs.

Interest income of $383,000 for the fiscal 2024 period represented amounts earned by the Company on its certificates of deposit, as well as interest bearing bank and money market accounts, as compared to $440,000 in the fiscal 2023 period.

Other income, net was $86,000 in the fiscal 2024 period, which primarily relates to sublease income from a franchised restaurant. Other income, net was $18,000 in the fiscal 2023 period, which primarily relates to sublease income from a franchised restaurant, offset by a net loss on disposal of assets for capitalized software no longer in use of $87,000.

Provision for Income Taxes

The effective income tax rate for the fiscal 2024 period was 28.5% compared to 26.8% for the fiscal 2023 period. The effective income tax rate for the fiscal 2024 period reflected income tax expense of $7,835,000 recorded on $27,451,000 of pre-tax income. The effective income tax rate for the fiscal 2023 period reflected income tax expense of $7,181,000 recorded on $26,804,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits at March 31, 2024 was $465,000 all of which would impact Nathan’s effective tax rate, if recognized. As of March 31, 2024, Nathan’s had $345,000 of accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $46,000 during the fiscal year ending March 30, 2025, due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

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

	Fiscal Year
(In thousands)	2024	2023

Net income	$19,616	$19,623
Interest expense	5,355	7,742
Provision for income taxes	7,835	7,181
Depreciation and amortization	1,135	1,135
EBITDA	33,941	35,681

Loss on disposal of property and equipment	-	87
Loss on debt extinguishment	169	357
Share-based compensation	733	258
ADJUSTED EBITDA	$34,843	$36,383

Liquidity and Capital Resources

Sources and uses of cash

Cash at March 31, 2024 aggregated $21,027,000, a $8,834,000 decrease during the fiscal 2024 period as compared to cash of $29,861,000 at March 26, 2023. Net working capital decreased to $23,203,000 from $30,652,000 at March 26, 2023 due primarily to the partial redemption of $20,000,000 of the Company’s 2025 Notes.

Our primary sources of liquidity are cash flows from operations. Our primary cash requirements are to fund our quarterly dividends, to satisfy the debt service on the 2025 Notes, capital expenditures, working capital and general corporate needs.

During the fiscal 2024 period, the Company made its required semi-annual interest payments on the 2025 Notes of $2,650,000 on May 1, 2023 and November 1, 2023, as well as its required interest payment of $177,000 on December 18, 2023 in connection with the partial redemption of its 2025 Notes. On May 1, 2024, we made the first semi-annual interest payment of $1,987,500 for fiscal 2025.

On December 19, 2023, the Company completed the partial redemption, in the principal amount of $20,000,000 of the 2025 Notes. The redemption price of the redeemed notes was 100% of the principal amount, plus accrued and unpaid interest from, and including November 1, 2023 to, but excluding the redemption date of December 19, 2023. The Company completed the partial redemption by paying cash of $20,177,000, inclusive of accrued interest of $177,000, and recognized a loss on early extinguishment of $169,000 that reflected the write-off of a portion of previously recorded debt issuance costs. Please refer to Note J – Long Term Debt in the accompanying consolidated financial statements for a further discussion regarding the Company’s indebtedness.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(In thousands)	Fiscal year
	2024		2023

Net cash provided by operating activities		$20,002	$19,837
Net cash used in investing activities		(313)	(584)
Net cash used in financing activities		(28,523)	(39,455)
Net decrease in cash	$	(8,834)	$(20,202)

Operating activities

Cash provided by operations is primarily attributable to net income of $19,616,000 in addition to other non-cash operating items of $2,558,000, offset by changes in other operating assets and liabilities of $2,172,000. Non-cash operating expenses consist principally of a loss on debt extinguishment of $169,000, depreciation and amortization of $1,135,000, amortization of debt issuance costs of $345,000, share-based compensation expense of $733,000 and bad debt expense of $157,000. In the fiscal 2024 period, accounts and other receivables decreased by $74,000 due primarily to lower Branded Product and other receivables of $734,000 which were offset, in part, by higher Franchise and license royalty receivables of $322,000. Prepaid expenses and other current assets increased by $281,000 due primarily to an increase in prepaid income taxes of $712,000 which were offset, in part, by a reduction in prepaid marketing and other expenses of $325,000. Accounts payable, accrued expenses and other current liabilities decreased by $1,232,000 due principally to a decrease in accrued interest expense of $467,000 due to the partial redemption of our 2025 Notes and a decrease in accounts payable of $717,000 due to the timing of product purchases for our Branded Products Program. Offsetting these decreases was an increase in accrued payroll and other benefits of $112,000 due primarily to higher incentive compensation accruals.

Investing activities

Cash used in investing activities of $313,000 is primarily comprised of capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

Cash used in financing activities of $28,523,000 relates to the payment of $20,000,000 in connection with the partial redemption of our 2025 Notes and the payments of the Company’s quarterly $0.50 per share dividends totaling $8,161,000. The Company also paid $362,000 for withholding taxes on the net share vesting of 10,000 restricted stock units.

At March 31, 2024 and March 26, 2023, Nathan’s did not have any open purchase commitments to purchase hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

In 2016, the Board authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 31, 2024, Nathan’s has repurchased 1,101,884 shares at a cost of approximately $39,000,000 under the sixth stock repurchase plan. At March 31, 2024, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2024 period.

As discussed above, we had cash at March 31, 2024 aggregating $21,027,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. During the fiscal 2024 period, the Company declared and paid four quarterly dividends of $0.50 per share aggregating $8,161,000.

Effective June 12, 2024, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal 2025 which is payable on July 2, 2024 to stockholders of record as of the close of business on June 24, 2024.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2025 at the same rate as declared in the first quarter of fiscal 2025, the Company’s total cash requirement for dividends for all of fiscal 2025 would be approximately $8,169,000 based on the number of shares of common stock outstanding at June 6, 2024. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Our ability to pay future dividends is limited by the terms of the Indenture for the 2025 Notes. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of any other indebtedness that we may incur in the future. We may also return capital to our stockholders through stock repurchases, subject to any restrictions in the Indenture, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

We may from time to time seek to redeem additional portions of our 2025 Notes, through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity requirements, and other factors.

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the outstanding debt, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 30, 2025, we expect to make interest payments of $3,975,000. On May 1, 2024, we made the first semi-annual interest payment of $1,987,500 for fiscal 2025.

Management believes that available cash and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

At March 31, 2024, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including: rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

Our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since March 26, 2023 except for the partial redemption of the 2025 Notes on December 19, 2023 as discussed above.

Inflationary Pressures

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2024 period, and this trend may continue into fiscal 2025. From April 2023 through September 2023, we experienced significant increases in the cost of beef and beef trimmings. From October 2023 through December 2023, we began to experience slight declines. However, beef prices began escalating again during our fourth quarter fiscal 2024 and into our first quarter fiscal 2025.

Our average cost of hot dogs during the fiscal 2024 period was approximately 10% higher than during the fiscal 2023 period. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2025. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers where our Company-owned restaurants are located. On January 1, 2024, the minimum wage increased to $16.00 in New York City, Long Island and Westchester which will be followed by $0.50 annual increases in 2025 and 2026. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. There has also been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

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

Continued increases in labor costs, commodity prices and other operating expenses, including health care, could adversely affect our operations. We attempt to manage inflationary pressure, and rising commodity costs, at least in part, through raising prices. Delays in implementing price increases, competitive pressures, a decline in consumer discretionary spending levels and other factors may limit our ability to offset these rising costs. Volatility in commodity prices, including beef and beef trimmings could have a significant adverse effect on our results of operations.

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

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 31, 2024, Nathan’s cash balance aggregated $21,027,000. Earnings on this cash would increase or decrease by approximately $53,000 per annum for each 0.25% change in interest rates.

Borrowings

At March 31, 2024, we had $60,000,000 principal amount of 6.625% 2025 Notes outstanding which are due in November 2025. Interest expense on these borrowings would increase or decrease by approximately $150,000 per annum for each 0.25% change in interest rates. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Inflationary pressures on labor and rising commodity prices have directly impacted our consolidated results of operation during fiscal 2024, most notably within our restaurant operations and Branded Product Program segments. We expect this trend to continue into fiscal 2025. Our average cost of hot dogs during fiscal 2024 was approximately 10% higher than during fiscal 2023.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2025. Factors that affect beef prices are outside of our control and include foreign and domestic supply and demand, inflation, weather and seasonality. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from rising rates.

With the exception of purchase commitments, we have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the year ended March 31, 2024 would have increased or decreased our cost of sales by approximately $7,734,000.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 31, 2024. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 31, 2024. The effectiveness of our internal control over financial reporting as of March 31, 2024, has been audited by Marcum LLP, an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.50 per share dividend payable on July 2, 2024 to shareholders of record at the close of business on June 24, 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nathan’s Famous, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of March 31, 2024 and March 26, 2023 and the related consolidated statements of earnings, changes in stockholders’ deficit, and cash flows and the related notes for each of the fifty-three week period ended March 31, 2024 and the fifty-two week period ended March 26, 2023 of the Company, and our report dated June 12, 2024 expressed an unqualified opinion on those financial statements.

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

June 12, 2024

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

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2024 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Audit Fees

We were billed by Marcum LLP the aggregate amount of approximately $381,000 in the fiscal 2024 period and $311,000 in the fiscal 2023 period, for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q.

Audit-Related Fees

Marcum LLP did not render any audit-related services for fiscal 2024 and 2023, respectively and, accordingly, did not bill for any such services.

Tax Fees

Marcum LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2024 and 2023, respectively and, accordingly, did not bill for any such services.

All Other Fees

Marcum LLP did not render any other services for fiscal 2024 and 2023, respectively, and accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by Marcum LLP of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by Marcum LLP during fiscal 2024 and 2023, respectively.

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

Exhibit No.	Exhibit
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)
3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)
3.4	(1) First Amendment to By-Laws.
4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)
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

16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)
19.1	Policy on Insider Trading. (Incorporated by reference to Exhibit 19.1 to Form 10-K for the year ended March 26, 2023)
19.2	Policy on Trading Procedures for Covered Individuals. (Incorporated by reference to Exhibit 19.2 to Form 10-K for the year ended March 26, 2023)
21	(1) List of Subsidiaries of the Registrant.
23.1	(1) Consent of Marcum LLP dated June 12, 2024.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Robert Steinberg, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Robert Steinberg, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	(1) Nathan’s Famous, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 2024.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of June, 2024.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

/s/ HOWARD LORBER
Howard Lorber
Executive Chairman

/s/ ROBERT STEINBERG
Robert Steinberg
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ WAYNE NORBITZ
Wayne Norbitz, Director

/s/ ROBERT J. EIDE
Robert J. Eide, Director

/s/ BARRY LEISTNER
Barry Leistner, Director

/s/ BRIAN GENSON
Brian Genson, Director

/s/ ATTILIO F. PETROCELLI
Attilio F. Petrocelli, Director

/s/ CHARLES RAICH
Charles Raich, Director

/s/ ANDREW LEVINE
Andrew Levine, Director

/s/ JOANNE PODELL
Joanne Podell, Director

Nathan’s Famous, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. and Subsidiaries (the “Company”) as of March 31, 2024 and March 26, 2023, the related consolidated statements of earnings, changes in stockholders’ deficit and cash flows for the fifty-three week period ended March 31, 2024 and the fifty-two week period ended March 26, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and March 26, 2023, and the results of its operations and its cash flows for the fifty-three week period ended March 31, 2024 and the fifty-two week period ended March 26, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated June 12, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, NY

June 12, 2024

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024	March 26, 2023
ASSETS
CURRENT ASSETS
Cash	$21,027	$29,861
Accounts and other receivables, net (Note D)	14,731	15,066
Inventories	842	539
Prepaid expenses and other current assets (Note E)	2,176	1,895
Total current assets	38,776	47,361

Property and equipment, net of accumulated depreciation of $11,687 and $10,871, respectively (Note F)	2,673	3,321
Operating lease assets (Note K)	6,203	6,421
Goodwill	95	95
Intangible asset, net	695	869
Deferred income taxes, net (Note H)	275	375
Other assets	141	168

Total assets	$48,858	$58,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$5,744	$6,461
Accrued expenses and other current liabilities (Note G)	7,615	8,130
Current portion of operating lease liabilities (Note K)	1,887	1,782
Deferred franchise fees	327	336
Total current liabilities	15,573	16,709

Long-term debt, net of unamortized debt issuance costs of $438 and $952, respectively (Note J)	59,562	79,048
Operating lease liabilities (Note K)	4,937	5,406
Other liabilities	810	737
Deferred franchise fees	899	1,272

Total liabilities	81,781	103,172

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,374,130 and 9,369,235 shares issued; and 4,084,615 and 4,079,720 shares outstanding at March 31, 2024 and March 26, 2023, respectively	94	94
Additional paid-in capital	62,936	62,565
Accumulated deficit	(9,291)	(20,559)
Stockholders’ equity before treasury stock	53,739	42,100

Treasury stock, at cost, 5,289,515 shares at March 31, 2024 and March 26, 2023	(86,662)	(86,662)
Total stockholders’ deficit	(32,923)	(44,562)

Total liabilities and stockholders’ deficit	$48,858	$58,610

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Three	Fifty-Two
	weeks ended	weeks ended
	March 31, 2024	March 26, 2023
REVENUES
Branded Products	$86,489	$78,884
Company-owned restaurants	12,103	12,161
License royalties	33,581	33,455
Franchise fees and royalties	4,356	4,292
Advertising fund revenue	2,081	1,993
Total revenues	138,610	130,785

COSTS AND EXPENSES
Cost of sales	83,182	75,172
Restaurant operating expenses	4,177	3,984
Depreciation and amortization	1,135	1,135
General and administrative expenses	15,612	14,061
Advertising fund expense	1,998	1,988
Total costs and expenses	106,104	96,340

Income from operations	32,506	34,445

Interest expense	(5,355)	(7,742)
Loss on debt extinguishment (NOTE J)	(169)	(357)
Interest income	383	440
Other income, net	86	18

Income before provision for income taxes	27,451	26,804
Provision for income taxes	7,835	7,181
Net income	$19,616	$19,623

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,081,000	4,089,000
Diluted	4,087,000	4,090,000

Net income per share:
Basic	$4.81	$4.80
Diluted	$4.80	$4.80

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Fifty-three weeks ended March 31, 2024 and the Fifty-two weeks ended March 26, 2023

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit
Balance, March 27, 2022	9,369,235	$94	$62,307	$(32,619)	5,254,081	$(84,770)	$(54,988)

Repurchase of common stock	-	-	-	-	35,434	(1,892)	(1,892)

Dividends on common stock ($1.85 per share)	-	-	-	(7,563)	-	-	(7,563)

Share-based compensation	-	-	258	-	-	-	258

Net income	-	-	-	19,623	-	-	19,623
Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Fifty-three weeks ended March 31, 2024 and the Fifty-two weeks ended March 26, 2023

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit
Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

Cumulative effect of adoption of ASU 2016-13 (Note B)	-	-		(187)	-	-	(187)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(362)	-	-	-	(362)

Dividends on common stock ($2.00 per share)	-	-	-	(8,161)	-	-	(8,161)

Share-based compensation	-	-	733	-	-	-	733

Net income	-	-	-	19,616	-	-	19,616
Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Three	Fifty-Two
	weeks ended	weeks ended
	March 31, 2024	March 26, 2023
Cash flows from operating activities:
Net income	$19,616	$19,623
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	169	357
Loss on disposal of property and equipment	-	87
Depreciation and amortization	1,135	1,135
Amortization of debt issuance costs	345	508
Share-based compensation expense	733	258
Provision for uncollectible accounts	157	457
Deferred income taxes	165	207
Other non-cash items	(146)	(153)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(74)	(2,149)
Inventories	(303)	(17)
Prepaid expenses and other current assets	(281)	(454)
Other assets	27	27
Accounts payable, accrued expenses and other current liabilities	(1,232)	377
Deferred franchise fees	(382)	(489)
Other liabilities	73	63

Net cash provided by operating activities	20,002	19,837

Cash flows from investing activities:
Insurance proceeds for property and equipment	-	42
Purchase of property and equipment, net	(313)	(626)

Net cash used in investing activities	(313)	(584)

Cash flows from financing activities:
Cash payments for extinguishment of debt	(20,000)	(30,000)
Dividends paid to stockholders	(8,161)	(7,563)
Repurchase of treasury stock	-	(1,892)
Payments of withholding tax on net share settlement of share-based compensation plans	(362)	-

Net cash used in financing activities	(28,523)	(39,455)

Net decrease in cash	(8,834)	(20,202)

Cash, beginning of year	29,861	50,063

Cash, end of year	$21,027	$29,861

Cash paid during the year for:
Interest	$5,477	$8,061
Income taxes	$8,309	$7,160

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE A - DESCRIPTION AND ORGANIZATION OF BUSINESS

Nathan’s Famous, Inc. and subsidiaries (collectively the “Company” or “Nathan’s”) has historically operated or franchised a chain of retail fast food restaurants featuring the “Nathan’s World Famous Beef Hot Dog”, crinkle-cut French-fried potatoes and a variety of other menu offerings. Nathan’s has also established a Branded Product Program, which enables foodservice retailers to sell select Nathan’s proprietary products outside of the realm of a traditional franchise relationship. Nathan’s also licenses the manufacture and sale of “Nathan’s Famous” packaged hot dogs, crinkle-cut French fries and a number of other products to a variety of third parties for sale to supermarkets, club stores and grocery stores. The Company is also the owner of the Arthur Treacher’s Fish & Chips brand. Arthur Treacher’s main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal "hush puppies." The Company considers itself to be a brand marketer of its products to the foodservice and retail industries, pursuant to its various business structures. Nathan’s has also pursued co-branding and co-hosting initiatives.

At March 31, 2024, the Company’s restaurant system included four Company-owned restaurants (including one seasonal unit) in the New York City metropolitan area and 230 franchised units, located in 17 states and 13 foreign countries.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies have been applied in the preparation of the consolidated financial statements:

1.	Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The fiscal year ended March 31, 2024 was on the basis of a 53 week reporting period and the fiscal year ended March 26, 2023 was on the basis of a 52 week reporting period. All references to years and quarters relate to fiscal periods rather than calendar periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management in preparing the consolidated financial statements include the valuation of long lived assets, the valuation of an intangible asset, the allowance for credit losses, and the accounting for income taxes. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and other assumptions under the circumstances. Actual results could differ from those estimates.

4.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at March 31, 2024 or March 26, 2023. The Company’s cash balances principally consist of cash in bank and money market accounts.

At March 31, 2024 and March 26, 2023, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Goodwill and Intangible Asset

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, and the trade name and other intellectual property of $695 in connection with the Arthur Treacher’s brand.

Goodwill is not amortized, but is tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. As of March 31, 2024, and March 26, 2023 the Company performed its annual quantitative impairment test of goodwill and has determined no impairment is deemed to exist.

Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is four years concluding in fiscal year 2028, and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $174 for each of the fiscal years ending March 31, 2024 and March 26, 2023 and estimates that our annual amortization expense will continue to be $174 for each of the next four fiscal years.

The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 31, 2024 and March 26, 2023. Cash flow projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

8.	Long-lived Assets

Long-lived assets on Company-owned restaurants are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Long-lived assets include property, equipment and right-of-use assets for operating leases with finite useful lives. Assets are grouped at the individual restaurant level, which represents the lowest level for which cash flows can be identified largely independent of the cash flows of other assets and liabilities. The Company generally considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the assets, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the assets. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material. No long-lived assets were deemed impaired during the fiscal years ended March 31, 2024 and March 26, 2023.

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

March 31, 2024 and March 26, 2023

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

Operating Leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $22 and $29 in Other Assets at March 31, 2024 and March 26, 2023, respectively. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Certain leases may include rent escalations based on inflation indexes. Subsequent escalations subject to such an index and contingent rental payments are recognized as variable lease expense in the period incurred.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Rental income for operating leases on properties subleased to franchisees is recorded net of associated lease costs to “Other income, net.” At March 31, 2024, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability and reflect the Company’s own assumptions

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

At March 31, 2024 and March 26, 2023, we did not have any assets or liabilities that were recorded at fair value.

The Company’s long-term debt had a face value of $60,000 as of March 31, 2024 and a fair value of $59,903 as of March 31, 2024. The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of those items.

The majority of the Company’s non-financial assets and liabilities are not required to be carried at fair value on a recurring basis. However, the Company is required on a non-recurring basis to use fair value measurements when analyzing asset impairment as it relates to goodwill and its other definite-lived asset and long-lived assets. The Company utilized the income approach (Level 3 inputs) which utilized projected undiscounted cash flows in performing its annual impairment testing of the Company’s intangible asset and long-lived assets.

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

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

13.	Revenue Recognition - Company-owned Restaurants

Sales by Company-owned restaurants, which are typically paid in cash or with credit card by the customer, are recognized at the point of sale when food and beverage items are sold. Sales are presented net of sales tax collected from customers and remitted to governmental taxing authorities.

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

March 31, 2024 and March 26, 2023

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

The following is a summary of franchise openings and closings (excluding virtual kitchens) for the Nathan’s franchise restaurant system for the fiscal years ended March 31, 2024 and March 26, 2023:

	March 31,	March 26,
	2024	2023

Franchised restaurants operating at the beginning of the period	232	239

New franchised restaurants opened during the period	17	11

Franchised restaurants closed during the period	(19)	(18)

Franchised restaurants operating at the end of the period	230	232

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract balances

The following table provides information about contract liabilities from contracts with customers:

	March 31,	March 26,
	2024	2023

Deferred franchise fees (a)	$1,226	$1,608
Deferred revenues, which are included in “Accrued expenses and other current liabilities” (b)	$1,375	$1,406

(a)	Deferred franchise fees of $327 and $899 as of March 31, 2024 and $336 and $1,272 as of March 26, 2023 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $875 of deferred license royalties and $500 of deferred advertising fund revenue as of March 31, 2024 and $906 of deferred license royalties and $500 of deferred advertising fund revenue as of March 26, 2023.

Significant changes in deferred franchise fees for the fiscal years ended March 31, 2024 and March 26, 2023 are as follows:

	March 31,	March 26,
	2024	2023

Deferred franchise fees at beginning of period	$1,608	$2,097
New deferrals due to cash received and other	88	167
Revenue recognized during the period	(470)	(656)
Deferred franchise fees at end of period	$1,226	$1,608

Significant changes in deferred revenues for the fiscal years ended March 31, 2024 and March 26, 2023 are as follows:

	March 31,	March 26,
	2024	2023

Deferred revenues at beginning of period	$1,406	$876
New deferrals due to cash received and other	2,340	1,828
Revenue recognized during the period	(2,371)	(1,298)
Deferred revenues at end of period	$1,375	$1,406

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2025	$327
2026	296
2027	183
2028	92
2029	61
Thereafter	267
Total	$1,226

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

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.	Business Concentrations and Geographical Information

The Company’s accounts receivable consists principally of receivables from franchisees, including virtual kitchens, for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 31, 2024, three Branded Product customers represented 21%, 15% and 13%, of accounts receivable. At March 26, 2023, three Branded Product customers represented 23%, 13% and 12%, of accounts receivable. One Branded Product customer accounted for 18% of total revenue for each of the fiscal years ended March 31, 2024 and March 26, 2023. One retail licensee accounted for 23% and 24% of the total revenue for the fiscal years ended March 31, 2024 and March 26, 2023, respectively.

The Company’s primary supplier of hot dogs represented 95% of product purchases for each of the fiscal years ended March 31, 2024 and March 26, 2023. The Company’s primary distributor of products to its Company-owned restaurants represented 3% of product purchases for each of the fiscal years ended March 31, 2024 and March 26, 2023. If a disruption of service from a primary supplier or distributor was to occur, we could experience short-term increases in our costs while supply or distribution channels were adjusted.

The Company’s revenues for the fiscal years ended March 31, 2024 and March 26, 2023 were derived from the following geographic areas:

	March 31, 2024	March 26, 2023

United States	$133,205	$124,887
International	5,405	5,898
Total revenues	$138,610	$130,785

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s revenues for the fiscal years ended March 31, 2024 and March 26, 2023 were derived from the following:

	March 31, 2024	March 26, 2023

Branded Products	$86,489	$78,884
Company-owned restaurants	12,103	12,161
License royalties	33,581	33,455
Franchise royalties	3,886	3,636
Franchise fees	470	656
Advertising fund revenue	2,081	1,993
Total revenues	$138,610	$130,785

18.	Advertising

The Company administers an Advertising Fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned restaurants for national and regional advertising, promotional and public relations programs. Contributions to the Advertising Fund are based on specified percentages of net sales, generally ranging up to 2%. Company-owned restaurant advertising expense, which is expensed as incurred, was $117 and $126, for the fiscal years ended March 31, 2024 and March 26, 2023, respectively, and have been included in “Restaurant operating expenses” in the accompanying Consolidated Statements of Earnings.

19.	Share-Based Compensation

At March 31, 2024, the Company had one share-based compensation plan in effect which is more fully described in Note L.2.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

20.	Classification of Operating Expenses

Cost of sales consists of the following:

●	The cost of food and other products sold by Company-owned restaurants, through the
●	Branded Product Program and through other distribution channels.
●	The cost of labor and associated costs of Company-owned restaurants.
●	The cost of paper products used in Company-owned restaurants.
●	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

●	Occupancy costs of Company-owned restaurants.
●	Utility costs of Company-owned restaurants.
●	Repair and maintenance and other incidental expenses of Company-owned restaurants.
●	Marketing and advertising expenses done locally and contributions to advertising funds for Company-owned restaurants.
●	Insurance costs directly related to Company-owned restaurants.

21.	Income Taxes

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

March 31, 2024 and March 26, 2023

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

March 31, 2024 and March 26, 2023

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

23.	New Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. For the Company, annual reporting requirements will be effective for our fiscal year 2025 beginning on April 1, 2024 and interim reporting requirements will be effective beginning with our fourth quarter of fiscal year 2025. Early adoption is permitted. Entities are required to adopt the guidance on a retrospective basis. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

NOTE C – NET INCOME PER SHARE

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE C – NET INCOME PER SHARE (continued)

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 31, 2024 and March 26, 2023, respectively:

	March 31,	March 26,
	2024	2023

Net income	$19,616	$19,623

Common Stock:
Weighted average basic shares outstanding	4,081	4,089
Effect of dilutive share-based awards	6	1
Weighted average diluted shares outstanding	4,087	4,090

Net income per share:
Basic	$4.81	$4.80
Diluted	$4.80	$4.80

Anti-dilutive share-based awards	10	10

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 31,	March 26,
	2024	2023

Branded product sales	$10,833	$11,106
Franchise and license royalties	4,139	3,817
Other	162	623
	15,134	15,546

Less: allowance for credit losses	(403)	(480)

Accounts and other receivables, net	$14,731	$15,066

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET (continued)

An allowance for credit losses is determined by pooling financial assets based on similar risk characteristics and delinquency status under an aging method at the measurement date. The risk characteristics the Company generally reviews when analyzing its trade accounts receivable pool include the type of receivable (for example, franchise receivable, license receivable, Branded Product Program receivable), payment terms, the Company’s previous loss history, current and future economic conditions and the length of time accounts receivables are past due. For those trade accounts receivable that no longer share similar risk characteristics with its pool and potential loss is evident, a specific reserve is recorded.

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

Changes in the Company’s allowance for credit losses for the fiscal years ended March 31, 2024 and March 26, 2023 are as follows:

	March 31, 2024	March 26, 2023

Beginning balance	$480	$258
Cumulative effect of adoption of ASU 2016-13	252	-
Bad debt expense	157	457
Write offs and other	(486)	(235)

Ending balance	$403	$480

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE E - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	March 26,
	2024	2023

Income taxes	$858	$146
Real estate taxes	93	78
Insurance	268	389
Marketing	562	814
Other	395	468

Total prepaid expenses and other current assets	$2,176	$1,895

NOTE F - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	March 26,
	2024	2023

Land	$123	$123
Building and improvements	1,414	1,414
Machinery, equipment, furniture and fixtures	5,405	5,200
Leasehold improvements	7,418	7,392
Construction-in-progress	-	63
Total property and equipment	14,360	14,192
Less: accumulated depreciation and amortization	(11,687)	(10,871)

Property and equipment, net	$2,673	$3,321

Depreciation and amortization expense related to property and equipment was $961 for each of the fiscal years ended March 31, 2024 and March 26, 2023.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE G – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	March 26,
	2024	2023

Payroll and other benefits	$3,522	$3,410
Accrued rebates	693	698
Rent and occupancy costs	78	70
Deferred revenue	1,375	1,406
Interest	1,676	2,143
Professional fees	56	99
Sales, use and other taxes	41	76
Other	174	228
Total accrued expenses and other current liabilities	$7,615	$8,130

NOTE H – INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 31, 2024 and March 26, 2023:

	March 31,	March 26,
	2024	2023
Federal
Current	$5,767	$5,293
Deferred	118	137
Total Federal income tax	5,885	5,430
State and local
Current	1,903	1,681
Deferred	47	70
Total State and local income tax	1,950	1,751
Total provision for income taxes	$7,835	$7,181

The income tax provisions for the fiscal years ended March 31, 2024 and March 26, 2023 reflect effective tax rates of 28.5% and 26.8%, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE H – INCOME TAXES (continued)

The total income tax provision for the fiscal years ended March 31, 2024 and March 26, 2023 differs from the amounts computed by applying the United States Federal income tax rate of 21% to income before income taxes as a result of the following:

	March 31,	March 26,
	2024	2023

Income tax provision at the U.S. Federal statutory rate	$5,765	$5,629
State and local income taxes, net of U.S. Federal income tax benefit	1,485	1,339
Change in uncertain tax positions, net	73	63
Nondeductible meals and entertainment and other	(24)	(45)
Nondeductible executive compensation	536	195
Total provision for income taxes	$7,835	$7,181

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,	March 26,
	2024	2023
Deferred tax assets
Accrued expenses	$303	$348
Allowance for credit losses	101	120
Deferred revenue	305	402
Deferred stock compensation	28	78
Operating lease liability	1,505	1,550
Other	151	135
Total deferred tax assets	$2,393	$2,633

Deferred tax liabilities
Deductible prepaid expense	$150	$147
Operating lease right-of-use asset	1,373	1,390
Depreciation expense	465	549
Amortization	130	172
Total deferred tax liabilities	2,118	2,258
Net deferred tax asset	$275	$375

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 31, 2024 and March 26, 2023:

	March 31, 2024	March 26, 2023

Unrecognized tax benefits, beginning of year	$432	$403
Decreases of tax positions taken in prior years	(19)	(16)
Increases based on tax positions taken in current year	52	45
Unrecognized tax benefits, end of year	$465	$432

The amount of unrecognized tax benefits included in Other liabilities at March 31, 2024 and March 26, 2023 were $465 and $432, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 31, 2024 and March 26, 2023, the Company had $345 and $305, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 31, 2024 and March 26, 2023 Nathan’s recognized interest and penalties in the amounts of $41 and $33, respectively.

During the fiscal year ending March 30, 2025, we believe it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $46, due primarily to the lapse of statutes of limitations which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

On August 16, 2022 the United States enacted the Inflation Reduction Act. Among other provisions, this law imposes a 1% excise tax on stock buybacks made after December 31, 2022, with certain exceptions including stock repurchases of less than $1,000 within a tax year. We do not expect this law to have a material impact on our consolidated financial statements.

The earliest tax years that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2021
New York State	2021
New York City	2021
New Jersey	2020
California	2020

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE I – SEGMENT INFORMATION (continued)

Operating segment information for the fiscal years ended March 31, 2024 and March 26, 2023 is as follows:

	March 31, 2024	March 26, 2023

Revenues
Branded Product Program	$86,489	$78,884
Product licensing	33,581	33,455
Restaurant operations	16,459	16,453
Corporate (1)	2,081	1,993
Total revenues	$138,610	$130,785

Income from operations
Branded Product Program	$8,284	$8,976
Product licensing	33,399	33,273
Restaurant operations	1,661	1,684
Corporate	(10,838)	(9,488)
Income from operations	$32,506	$34,445

Interest expense	$(5,355)	$(7,742)
Loss on debt extinguishment	(169)	(357)
Interest income	383	440
Other income, net	86	18
Income before provision for income taxes	$27,451	$26,804

Total assets
Branded Product Program	$11,777	$12,033
Product licensing	3,602	3,376
Restaurant operations	8,303	9,296
Corporate	25,176	33,905
Total assets	$48,858	$58,610

Depreciation & amortization expense
Branded Product Program	$144	$132
Restaurant operations	700	716
Corporate	291	287
Total depreciation & amortization expense	$1,135	$1,135

(1)	Represents advertising fund revenue.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE J – LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	March 26,
	2024	2023

6.625% Senior Secured Notes due 2025	$60,000	$80,000
Less: unamortized debt issuance costs	(438)	(952)
Long-term debt, net	$59,562	$79,048

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

The 2025 Notes bear interest at 6.625% per annum, payable semi-annually on May 1st and November 1st of each year. The Company made its required semi-annual interest payments of $2,650 on May 1, 2023 and November 1, 2023. On May 1, 2024, the Company paid its first semi-annual interest payment of $1,987 for fiscal 2025.

The 2025 Notes have no scheduled principal amortization payments prior to its final maturity on November 1, 2025.

Redemptions

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

March 31, 2024 and March 26, 2023

NOTE J – LONG-TERM DEBT (continued)

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

Covenants and restrictions

The terms and conditions of the 2025 Notes are as follows (terms not defined shall have the meanings set forth in the Indenture):

There are no ongoing financial maintenance covenants associated with the 2025 Notes. As of March 31, 2024, Nathan’s was in compliance with all covenants associated with the 2025 Notes.

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

Priority Secured Leverage Ratio : the ratio of (a) Consolidated Net Debt outstanding as of such date that is secured by a Priority Lien to (b) Consolidated Cash Flow of Nathan’s for the Test Period then most recently ended, in each case with such pro forma adjustments as are appropriate; currently set at 0.40 to 1.00 in the Indenture.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE J – LONG-TERM DEBT (continued)

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

March 31, 2024 and March 26, 2023

NOTE J – LONG-TERM DEBT (continued)

Asset Sale Offer

If the Company sells certain collateralized assets and does not use the net proceeds as required, the Company will be required to use such net proceeds to repurchase the 2025 Notes at 100% of the principal amount thereof, plus accrued and unpaid interest and additional interest penalty, if any, to the date of repurchase.

The 2025 Notes may be traded between qualified institutional buyers pursuant to Rule 144A of the Securities Act. The 2025 Notes are recorded at cost.

NOTE K – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the fiscal years ended March 31, 2024 and March 26, 2023 were as follows:

	March 31,	March 26,
	2024	2023

Operating lease cost	$1,580	$1,548
Variable lease cost	1,751	1,614
Less: Sublease income, net	(87)	(85)

Total net lease cost	$3,244	$3,077

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE K – LEASES (continued)

The components of the net lease cost on the Consolidated Statement of Earnings for the fiscal years ended March 31, 2024 and March 26, 2023 were as follows:

	March 31,	March 26,
	2024	2023

Restaurant operating expenses	$2,535	$2,416
General and administrative expenses	796	746
Less: Other income, net	(87)	(85)

Total net lease cost	$3,244	$3,077

Cash paid for amounts included in the measurement of lease liabilities for the fiscal years ended March 31, 2024 and March 26, 2023 were as follows:

	March 31,	March 26,
	2024	2023

Operating cash flows from operating leases	$1,259	$1,171

The weighted average remaining lease term and weighted average discount rate for operating leases for the fiscal years ended March 31, 2024 and March 26, 2023 were as follows:

	March 31,	March 26,
	2024	2023

Weighted average remaining lease term (years):	4.4	5.3

Weighted average discount rate:	8.480%	8.859%

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE K – LEASES (continued)

Future lease commitments to be paid and received by the Company as of March 31, 2024 were as follows:

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2025	$1,887	$274	$1,613
2026	1,923	278	1,645
2027	1,931	281	1,650
2028	1,781	129	1,652
2029	434	118	316
Thereafter	171	376	(205)
Total lease commitments	$8,127	$1,456	$6,671
Less: Amount representing interest	(1,303)
Present value of lease liabilities (a)	$6,824

(a)

The present value of minimum operating lease payments of $1,887 and $4,937 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively, on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the fiscal years ended March 31, 2024 and March 26, 2023 were as follows:

	March 31,	March 26,
	2024	2023

Operating lease income, net	$87	$85

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividends

During fiscal year 2024 and fiscal year 2023, the Company paid dividends per share of $2.00 and $1.85, respectively.

Effective June 12, 2024, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal year 2025, which is payable on July 2, 2024 to stockholders of record as of the close of business on June 24, 2024.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

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

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or were otherwise forfeited, up to a maximum of an additional 11,000 shares. As of March 31, 2024, there were up to 134,808 shares available to be issued for future option grants or up to 148,584 shares of restricted stock to be granted under the 2019 Plan.

In general, options granted under the Company’s stock incentive plans have terms of five or ten years and vest over periods of between three and five years. The Company has historically issued new shares of common stock for options that have been exercised and used the Black-Scholes option valuation model to determine the fair value of options granted at the grant date.

Share-based compensation:

The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense under all share-based awards for the fiscal years ended March 31, 2024 and March 26, 2023 is as follows:

	March 31,	March 26,
	2024	2023

Stock options	$58	$33
Restricted stock units	675	225
	$733	$258

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

As of March 31, 2024, there was $2,660 of unamortized compensation expense related to share-based awards. The Company expects to recognize this expense over approximately 39 months, which represents the weighted average remaining requisite service periods for such awards.

Stock options:

During the fiscal year ended March 31, 2024, the Company granted options to purchase 10,000 shares at an exercise price of $78.00 per share, all of which expire five years from the date of grant. All such options vest ratably over a four year period commencing August 11, 2023.

The weighted average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the fiscal year ended March 31, 2024 were as follows:

Weighted-average option fair values	$16.23
Expected life (years)	4.4
Interest rate	4.31%
Volatility	24.29%
Dividend yield	2.56%

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

March 31, 2024 and March 26, 2023

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

A summary of the status of the Company’s stock options at March 31, 2024 and March 26, 2023 and changes during the fiscal years then ended is presented in the tables below:

March 31, 2024			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding – beginning of year	20,000	$79.20	1.92	$40

Granted	10,000	$78.00	4.37	-

Expired	(10,000)	$89.90	-	-

Options outstanding - end of year	20,000	$73.25	3.36	$23

Options exercisable - end of year	5,000	$68.50	2.36	$12

March 26, 2023			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding – beginning of year	20,000	$79.20	2.92

Granted	-	-

Expired	-	-

Exercised	-	-

Options outstanding - end of year	20,000	$79.20	1.92	$40

Options exercisable - end of year	12,500	$85.62	1.05	$10

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Restricted stock units:

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

A summary of the status of the Company’s restricted stock units at March 31, 2024 and March 26, 2023 and changes during the fiscal years then ended are presented in the tables below:

March 31, 2024		Weighted
		Average
		Grant-date
		Fair value
	Shares	Per share

Unvested restricted stock units – beginning of year	50,000	$67.59

Granted	-	-

Vested	(10,000)	$67.59

Unvested restricted stock units – end of year	40,000	$67.59

The aggregate fair value of restricted stock units vested during the fiscal year ended March 31, 2024 was $710.

March 26, 2023		Weighted
		Average
		Grant-date
		Fair value
	Shares	Per share

Unvested restricted stock units – beginning of year	-	$-

Granted	50,000	$67.59

Vested	-	$-

Unvested restricted stock units – end of year	50,000	$67.59

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

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

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 31, 2024, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At March 31, 2024, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

4.	Employment Agreements

Effective January 1, 2007, Howard M. Lorber, previously Chairman of the Board and Chief Executive Officer, assumed the position of Executive Chairman of the Board of Nathan’s and Eric Gatoff, previously Vice President and Corporate Counsel, became Chief Executive Officer of Nathan’s. In connection with the foregoing, the Company entered into an employment agreement with each of Messrs. Lorber (as amended, the “Lorber Employment Agreement”) and Gatoff (as amended, the “Gatoff Employment Agreement”).

Mr. Lorber receives a base salary of $1,000. On December 8, 2022, the Company entered into Amendment No. 3 to the Lorber Employment Agreement. Under the amendment, the term of the employment agreement was extended from December 31, 2022 to December 31, 2027. In addition, Mr. Lorber received a grant of 50,000 restricted stock units under the Company’s 2019 Stock Incentive Plan which vest in equal installments over five years. The Lorber Employment Agreement provides for a three-year consulting period after the termination of employment during which Mr. Lorber will receive a consulting fee of $200 per year in exchange for his agreement to provide no less than 15 days of consulting services per year, provided, Mr. Lorber is not required to provide more than 50 days of consulting services per year.

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

March 31, 2024 and March 26, 2023

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2025, based on the original terms, and no non-renewal notice has been given.

Pursuant to the agreement, Mr. Gatoff receives a base salary, currently $625 and an annual bonus based on his performance measured against the Company’s financial, strategic and operating objectives as determined by the Compensation Committee. The Gatoff Employment Agreement provides for an automobile allowance and the right of Mr. Gatoff to participate in employment benefits offered to other Nathan’s executives. The employment agreement automatically extends for successive one-year periods unless notice of non-renewal is provided in accordance with the agreement. During and after the contract term, Mr. Gatoff is subject to certain confidentiality, non-solicitation and non-competition provisions in favor of the Company.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Each employment agreement terminates upon death or voluntary termination by the respective employee or may be terminated by the Company on up to 30-days’ prior written notice by the Company in the event of disability or “cause,” as defined in each agreement.

5.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 31, 2024 and March 26, 2023 were $38 and $35 and are included in general and administrative expenses on the Consolidated Statements of Earnings.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $378 as of December 31, 2023. The Company has no plans or intentions to stop participating in the plan as of March 31, 2024 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Contributions to the Union Plan were $8 and $9 for the fiscal years ended March 31, 2024 and March 26, 2023, respectively.

6.	Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 31, 2024 and March 26, 2023

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

NOTE N - RELATED PARTY TRANSACTIONS

A firm to which the Company’s Executive Chairman of the Board is as an investor, and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $11 and $18 for the fiscal years ended March 31, 2024 and March 26, 2023, respectively.

NOTE O - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.