Form 10-Q
period 2024-06-30
NATHANS FAMOUS, INC.
filed 2024-08-08
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024.
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

At August 8, 2024, an aggregate of 4,084,615 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2024 and March 31, 2024

(in thousands, except share and per share amounts)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note E)	$25,979	$21,027
Accounts and other receivables, net (Note G)	20,471	14,731
Inventories	931	842
Prepaid expenses and other current assets (Note H)	1,598	2,176
Total current assets	48,979	38,776

Property and equipment, net of accumulated depreciation of $11,893 and $11,687, respectively	2,535	2,673
Operating lease assets (Note Q)	5,852	6,203
Goodwill	95	95
Intangible asset, net (Note I)	652	695
Deferred income taxes	280	275
Other assets	134	141

Total assets	$58,527	$48,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$7,046	$5,744
Accrued expenses and other current liabilities (Note K)	8,951	7,615
Current portion of operating lease liabilities (Note Q)	1,897	1,887
Deferred franchise fees	322	327
Total current liabilities	18,216	15,573

Long-term debt, net of unamortized debt issuance costs of $369 and $438, respectively (Note P)	59,631	59,562
Operating lease liabilities (Note Q)	4,513	4,937
Other liabilities	844	810
Deferred franchise fees	824	899

Total liabilities	84,028	81,781

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,374,130 shares issued; and 4,084,615 shares outstanding at June 30, 2024 and March 31, 2024	94	94
Additional paid-in capital	63,124	62,936
Accumulated deficit	(2,057)	(9,291)
Stockholders’ equity before treasury stock	61,161	53,739

Treasury stock, at cost, 5,289,515 shares at June 30, 2024 and March 31, 2024	(86,662)	(86,662)
Total stockholders’ deficit	(25,501)	(32,923)

Total liabilities and stockholders’ deficit	$58,527	$48,858

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 30, 2024 and June 25, 2023

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2024	June 25, 2023

REVENUES
Branded Products	$26,146	$25,170
Company-owned restaurants	4,199	3,658
License royalties	12,921	11,658
Franchise fees and royalties	1,073	1,075
Advertising fund revenue	428	424
Total revenues	44,767	41,985

COSTS AND EXPENSES
Cost of sales	25,241	24,684
Restaurant operating expenses	1,129	1,043
Depreciation and amortization	249	313
General and administrative expenses	3,975	4,058
Advertising fund expense	428	424
Total costs and expenses	31,022	30,522

Income from operations	13,745	11,463

Interest expense	(1,060)	(1,414)
Interest and dividend income	78	62
Other income, net	21	21

Income before provision for income taxes	12,784	10,132
Provision for income taxes	3,507	2,744
Net income	$9,277	$7,388

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,085	4,080
Diluted	4,089	4,088

Net income per share:
Basic	$2.27	$1.81
Diluted	$2.27	$1.81

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirteen weeks ended June 30, 2024 and June 25, 2023

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

Dividends on common stock ($0.50 per share)	-	-	-	(2,043)	-	-	(2,043)
Share-based compensation	-	-	188	-	-	-	188
Net income	-	-	-	9,277	-	-	9,277
Balance, June 30, 2024	9,374,130	$94	$63,124	$(2,057)	5,289,515	$(86,662)	$(25,501)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

Cumulative effect of adoption of ASU 2016-13	-	-	-	(187)	-	-	(187)
Dividends on common stock ($0.50 per share)	-	-	-	(2,040)	-	-	(2,040)
Share-based compensation	-	-	177	-	-	-	177
Net income	-	-	-	7,388	-	-	7,388
Balance, June 25, 2023	9,369,235	$94	$62,742	$(15,398)	5,289,515	$(86,662)	$(39,224)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 30, 2024 and June 25, 2023

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2024	June 25, 2023
Cash flows from operating activities:
Net income	$9,277	$7,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	313
Amortization of debt issuance costs	69	92
Share-based compensation expense	188	177
Provision for expected credit losses	65	81
Deferred income taxes	(5)	(46)
Other non-cash items	(63)	(70)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(5,805)	(6,232)
Inventories	(89)	(225)
Prepaid expenses and other current assets	578	534
Other assets	7	7
Accounts payable, accrued expenses and other current liabilities	568	156
Deferred franchise fees	(80)	(52)
Other liabilities	34	25

Net cash provided by operating activities	4,993	2,148

Cash flows from investing activities:
Purchase of property and equipment	(41)	(73)

Net cash used in investing activities	(41)	(73)

Net increase in cash and cash equivalents	4,952	2,075

Cash and cash equivalents, beginning of period	21,027	29,861

Cash and cash equivalents, end of period	$25,979	$31,936

Cash paid during the period for:
Interest	$1,988	$2,650
Income taxes	$138	$81

See Note S for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(in thousands, except per share amounts)

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 30, 2024 and June 25, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to March 31. The 2025 fiscal year will end on March 30, 2025 and will contain 52 weeks.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”).

Management believes that the disclosures included in the accompanying consolidated interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on June 12, 2024.

Our significant interim accounting policies include the recognition of advertising fund expense in proportion to advertising fund revenue, and the recognition of income taxes using an estimated annual effective tax rate.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

NOTE B – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. For the Company, annual reporting requirements will be effective for our fiscal year 2025 beginning on April 1, 2024 and interim reporting requirements will be effective beginning with our fourth quarter of fiscal year 2025. Early adoption is permitted. Entities are required to adopt this guidance on a retrospective basis. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 30, 2024 and June 25, 2023 are as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023

Branded Products	$26,146	$25,170
Company-owned restaurants	4,199	3,658
License royalties	12,921	11,658
Franchise royalties	981	980
Franchise fees	92	95
Advertising fund revenue	428	424
Total revenues	$44,767	$41,985

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023

United States	$43,296	$39,882
International	1,471	2,103
Total revenues	$44,767	$41,985

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	June 30, 2024	March 31, 2024
Deferred franchise fees (a)	$1,146	$1,226
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$723	$1,375

(a)	Deferred franchise fees of $322 and $824 as of June 30, 2024 and $327 and $899 as of March 31, 2024 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $473 of deferred license royalties and $250 of deferred advertising fund revenue as of June 30, 2024 and $875 of deferred license royalties and $500 of deferred advertising fund revenue as of March 31, 2024.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023
Deferred franchise fees at beginning of period	$1,226	$1,608
New deferrals due to cash received and other	12	43
Revenue recognized during the period	(92)	(95)
Deferred franchise fees at end of period	$1,146	$1,556

Significant changes in deferred revenues are as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023
Deferred revenues at beginning of period	$1,375	$1,406
Revenue recognized during the period	(652)	(609)
Deferred revenues at end of period	$723	$797

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2025 (a)	$246
2026	299
2027	186
2028	95
2029	63
Thereafter	257
Total	$1,146

(a)

Represents franchise fees expected to be recognized for the remainder of the 2025 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $92 of franchise fee revenue recognized for the thirteen weeks ended June 30, 2024.

We have applied the optional exemption, as provided for under Topic 606 “Revenues from Contracts with Customers,” which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

NOTE D – INCOME PER SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes any dilutive effect of share-based awards. Diluted net income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted net income per common share result from the assumed exercise of stock options, as determined using the treasury stock method.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen week periods ended June 30, 2024 and June 25, 2023, respectively (in thousands, except per share amounts):

	2025	2024

Net income	$9,277	$7,388

Common Stock:
Weighted average basic shares outstanding	4,085	4,080
Effect of dilutive share-based awards	4	8
Weighted average diluted shares outstanding	4,089	4,088

Net income per share:
Basic	$2.27	$1.81
Diluted	$2.27	$1.81

Anti-dilutive share-based awards	-	10

NOTE E – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2024 were $10,000. The Company did not have any cash equivalents at March 31, 2024. The Company’s cash balances principally consist of cash in bank and money market accounts.

At June 30, 2024 and March 31, 2024, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

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

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability and reflect the Company’s own assumptions

The face value and fair value of long-term debt as of June 30, 2024 and March 31, 2024 were as follows (in thousands):

	June 30, 2024		March 31, 2024
	Face value	Fair value	Face Value	Fair value

Long-term debt	$60,000	$60,101	$60,000	$59,903

The Company estimates the fair value of its long-term debt based upon review of observable pricing in secondary markets as of the last trading day of the fiscal period. Accordingly, the Company classifies its long-term debt as Level 2.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of those items.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 30, 2024, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 30,	March 31,
	2024	2024

Branded product sales	$12,964	$10,833
Franchise and license royalties	7,170	4,139
Other	799	162
	20,933	15,134

Less: allowance for credit losses	(462)	(403)
Accounts and other receivables, net	$20,471	$14,731

Our provision for credit losses is based on the current expected credit losses model. The Company is exposed to credit losses through its trade accounts receivable. Trade accounts receivable are generally due within 30 days and are stated at amounts due from franchisees, including virtual kitchens, retail licensees and Branded Product Program customers, net of an allowance for credit losses. Accounts that are outstanding longer than the contractual payment terms are generally considered past due.

An allowance for credit losses is determined by pooling financial assets based on similar risk characteristics and delinquency status under an aging method at the measurement date. The Company considers both qualitative and quantitative information when developing the estimate including assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, licensees and Branded Product Program customers, including any known or anticipated bankruptcies, and an evaluation of current economic conditions as well as the Company’s expectations of conditions in the future.

The Company provides for expected credit losses through a charge to earnings. After the Company has used reasonable collection efforts, it writes off accounts receivable through a charge to the allowance for credit losses.

Changes in the Company’s allowance for credit losses for the thirteen week period ended June 30, 2024 and the fiscal year ended March 31, 2024 are as follows (in thousands):

	June 30, 2024	March 31, 2024

Beginning balance	$403	$480
Cumulative effect of adoption of ASU 2016-13	-	252
Provision for expected credit losses	65	157
Write offs and other	(6)	(486)
Ending balance	$462	$403

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	March 31,
	2024	2024

Income taxes	$-	$858
Real estate taxes	154	93
Deferred financing costs	265	-
Insurance	235	268
Marketing	646	562
Other	298	395
Total prepaid expenses and other current assets	$1,598	$2,176

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

There have been no significant events or changes in circumstances during the thirteen weeks ended June 30, 2024 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of June 30, 2024.

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

There have been no significant events or changes in circumstances during the thirteen weeks ended June 30, 2024 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of June 30, 2024.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	March 31,
	2024	2024
Dividend payable	$2,043	$-
Payroll and other benefits	1,495	3,522
Accrued rebates	880	693
Rent and occupancy costs	98	78
Deferred revenue	723	1,375
Interest	679	1,676
Professional fees	223	56
Sales, use and other taxes	105	41
Corporate income taxes	2,483	-
Other	222	174
Total accrued expenses and other current liabilities	$8,951	$7,615

NOTE L – INCOME TAXES

The income tax provisions for the thirteen week periods ended June 30, 2024 and June 25, 2023 reflect effective tax rates of 27.4% and 27.1%, respectively. The effective income tax rate for the thirteen weeks ended June 30, 2024 reflected $3,507 of income tax expense recorded on $12,784 of pre-tax income. The effective income tax rate for the thirteen weeks ended June 25, 2023 reflected $2,744 of income tax expense recorded on $10,132 of pre-tax income. The effective tax rates are higher than the United States Federal statutory rates primarily due to state and local taxes.

The amount of unrecognized tax benefits included in Other liabilities at June 30, 2024 and March 31, 2024 was $485 and $465, respectively, all of which would impact the Company’s effective rate, if recognized. As of June 30, 2024 and March 31, 2024, the Company had approximately $367 and $345, respectively, of accrued interest and penalties in connection with unrecognized tax benefits.

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

Product licensing – This segment derives revenue, primarily in the form of royalties, from licensing a broad variety of Nathan’s Famous branded products, including our hot dogs, frozen crinkle-cut French fries and additional products through retail supermarkets, grocery channels and club stores throughout the United States.

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

Interest expense, interest and dividend income, and other income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023

Revenues
Branded Product Program	$26,146	$25,170
Product licensing	12,921	11,658
Restaurant operations	5,272	4,733
Corporate (1)	428	424
Total revenues	$44,767	$41,985

Income from operations
Branded Product Program	$2,500	$1,961
Product licensing	12,875	11,613
Restaurant operations	1,046	669
Corporate	(2,676)	(2,780)
Income from operations	$13,745	$11,463

Interest expense	(1,060)	(1,414)
Interest and dividend income	78	62
Other income, net	21	21
Income before provision for income taxes	$12,784	$10,132

(1)	Represents advertising fund revenue.

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation expense during the thirteen week periods ended June 30, 2024 and June 25, 2023 was $188 and $177, respectively. Total share-based compensation expense is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of June 30, 2024, there was $2,473 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately thirty-six months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation expense for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense recognized under all share-based awards is as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023

Stock options	$19	$8
Restricted stock units	169	169
Total compensation cost	$188	$177

Stock options

There were no new share-based awards granted during the thirteen week period ended June 30, 2024.

Transactions with respect to stock options for the thirteen weeks ended June 30, 2024 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 31, 2024	20,000	$73.25	3.36	$23
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at June 30, 2024	20,000	$73.25	3.11	$-

Options exercisable at June 30, 2024	5,000	$68.50	2.11	$-

Restricted stock units

Transactions with respect to restricted stock units for the thirteen weeks ended June 30, 2024 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 31, 2024	40,000	$67.59

Granted	-	$-

Vested	-	$-

Unvested restricted stock units at June 30, 2024	40,000	$67.59

NOTE O – STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 12, 2024, the Company’s Board of Directors (the “Board”) declared its first quarterly cash dividend of $0.50 per share for fiscal 2025, which was paid on July 2, 2024 to stockholders of record as of the close of business on June 24, 2024.

Effective August 8, 2024, the Board declared its second quarterly cash dividend of $0.50 per share for fiscal 2025 payable on September 6, 2024 to stockholders of record as of the close of business on August 26, 2024.

Our ability to pay future dividends is limited by the terms of our debt instruments. In addition to the terms of our debt instruments, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 30, 2024, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At June 30, 2024 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2024	March 31, 2024

6.625% Senior Secured Notes due 2025	$60,000	$60,000
Less: unamortized debt issuance costs	(369)	(438)
Long-term debt, net	$59,631	$59,562

Subsequent to the quarter ending June 30, 2024, on July 10, 2024, the Company entered into a new five-year unsecured Credit Agreement with Citibank, N.A., (the “Credit Agreement”) that includes a term loan facility and revolving credit facility and used $60,000 of term loan borrowings under the Credit Agreement to refinance and redeem its outstanding Senior Secured Notes due 2025. The transaction did not add any additional new debt to the Company’s Consolidated Balance Sheet. See NOTE T – SUBSEQUENT EVENTS in the accompanying consolidated financial statements for additional information on the Credit Agreement.

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen week periods ended June 30, 2024 and June 25, 2023 were as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023

Operating lease cost	$441	$426
Variable lease cost	460	388
Less: Sublease income, net	(21)	(21)

Total net lease cost	$880	$793

The components of the net lease cost on the Consolidated Statement of Earnings for the thirteen week periods ended June 30, 2024 and June 25, 2023 were as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023

Restaurant operating expenses	$687	$615
General and administrative expenses	214	199
Less: Other income, net	(21)	(21)

Total net lease cost	$880	$793

Cash paid for amounts included in the measurement of lease liabilities for the thirteen week periods ended June 30, 2024 and June 25, 2023 were as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023

Operating cash flows from operating leases	$412	$393

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2024 were as follows:

Weighted average remaining lease term (years):	4.3

Weighted average discount rate:	8.484%

Future lease commitments to be paid and received by the Company as of June 30, 2024 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2025 (a)	$1,336	$190	$1,146
2026	1,923	278	1,645
2027	1,931	281	1,650
2028	1,781	129	1,652
2029	434	118	316
Thereafter	171	376	(205)
Total lease commitments	$7,576	$1,372	$6,204
Less: Amount representing interest	(1,166)
Present value of lease liabilities (b)	$6,410

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2025 fiscal year. Amount does not include $466 of lease commitments paid and received by the Company for the thirteen week period ended June 30, 2024.

(b)

The present value of minimum operating lease payments of $1,897 and $4,513 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively, on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the thirteen week periods ended June 30, 2024 and June 25, 2023 were as follows (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023

Operating lease income, net	$21	$21

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

NOTE S – SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing activities

Accruals for purchases of property and equipment of $27 are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet at June 30, 2024.

Non-cash financing activities

Dividends declared but not yet paid of $2,043 are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet at June 30, 2024.

NOTE T – SUBSEQUENT EVENTS

On July 10, 2024 (the “Effective Date”), the Company entered into a five-year unsecured Credit Agreement (the “Credit Agreement”) among the Company, as borrower, direct and indirect subsidiaries of the Company, as guarantors, the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent, swing line lender, L/C issuer and a Lender (capitalized terms used and not otherwise defined herein in NOTE T – SUBSEQUENT EVENTS shall have the meanings set forth in the Credit Agreement).

The Credit Agreement provides for a term loan facility (“Term Loan”) of $60,000 and a revolving credit facility (“Revolving Loan”) of up to $10,000. The Credit Agreement also provides that the Company has the right from time to time during the term of the Credit Agreement to request the Lenders for incremental revolving loan borrowing increases of up to an additional $10,000 in the aggregate, subject to, among other items, the Lenders agreeing to lend any such additional amounts and compliance with terms specified in the Credit Agreement. The Credit Agreement matures on July 10, 2029.

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding Senior Secured Notes due 2025. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes.

Term Loan and Revolving Loan borrowings under the Credit Agreement will bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40%. The Company will be subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, beginning with the fiscal quarter ending September 29, 2024.

The outstanding Term Loan borrowings under the Credit Agreement are payable in equal quarterly installments of 1.0% of the original principal amount of the Term Loan, or $600, beginning September 30, 2024.

The outstanding Term Loan borrowings and the Revolving Loan borrowings under the Credit Agreement are voluntarily prepayable by the Company without penalty or premium, provided, that each of the following shall require a mandatory prepayment of outstanding Term Loan borrowings and Revolving Loan borrowings by the Company as follows: (i) 100% of any Net Cash Proceeds in excess of $2,000 individually or in the aggregate over the term of the Credit Agreement in respect of any Extraordinary Receipt provided that the Company shall be permitted to reinvest such Net Cash Proceeds in accordance with the Credit Agreement, (ii) 100% of any Net Cash Proceeds of an Equity Issuance, (iii) 100% of any Net Cash Proceeds from a Debt Issuance and (iv) 100% of any Net Cash Proceeds from the Disposition of certain assets individually, or in the aggregate, in excess of $2,000 in any fiscal year provided that the Company shall be permitted to reinvest such Net Cash Proceeds in accordance with the Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1933, as amended, that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “projects,” “may,” “would,” “should,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-Q are based upon information available to us on the date of this Form 10-Q.

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of disease epidemics such as the COVID-19 pandemic; increases in the cost of food and paper products; the impact of price increases on customer visits; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with Smithfield Foods, Inc.; the impact of our debt service and repayment obligations under our debt instruments, including the effect on our ability to fund working capital, operations and make investments; economic (including inflationary pressures like those currently being experienced); weather (including the impact on sales at our restaurants particularly during the summer months); changes in the price of beef and beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectability of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employee” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 31, 2024, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Introduction

As used in this Report, the terms “we,” “us,” “our,” “Nathan’s” or the “Company” mean Nathan’s Famous, Inc. and its subsidiaries (unless the context indicates a different meaning).

We are engaged primarily in the marketing of the “Nathan’s Famous” brand and the sale of products bearing the “Nathan’s Famous” trademarks through several different channels of distribution. Historically, our business has been the operation and franchising of quick-service restaurants featuring Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, and a variety of other menu offerings. Our Company-owned and franchised restaurants operate under the name “Nathan’s Famous,” the name first used at our original Coney Island restaurant opened in 1916. Nathan’s product licensing program sells packaged hot dogs; frozen crinkle-cut French fries and additional products to retail customers through supermarkets, grocery channels and club stores for off-site consumption. Our Branded Product Program enables foodservice retailers and others to sell some of Nathan’s proprietary products outside of the realm of a traditional franchise relationship. In conjunction with this program, purchasers of Nathan’s products are granted a limited use of the Nathan’s Famous trademark with respect to the sale of the purchased products, including Nathan’s World Famous Beef Hot Dogs, certain other proprietary food items and paper goods. Our Branded Menu Program is a limited franchise program, under which foodservice operators may sell a greater variety of Nathan’s Famous menu items than under the Branded Product Program.

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

At June 30, 2024, our restaurant system, excluding virtual kitchens, consisted of 231 locations, including 118 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 13 foreign countries.

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

As described in our Annual Report on Form 10-K for the year ended March 31, 2024, our future results could be materially impacted by many developments including our dependence on Smithfield Foods, Inc. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods.

On November 1, 2017, the Company issued $150,000,000 of 6.625% Senior Secured Notes due 2025 (the “2025 Notes”) and used the majority of the proceeds of this offering to redeem the Company’s 10.000% Senior Secured Notes due 2020, paid a portion of a special $5.00 cash dividend and used the remaining proceeds for general corporate purposes, including working capital. Over the past three years, we redeemed $90,000,000 of the 2025 Notes reducing the outstanding balance to $60,000,000 at June 30, 2024. We believe that our multi-channel asset light business model will continue to generate consistent free cash flow to manage our current debt service levels and may enable us to further reduce our debt service levels in the future. On May 1, 2024, the Company paid its first semi-annual interest payment on the 2025 Notes of $1,987,500 for fiscal 2025.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Recent events

Refinancing of Senior Secured Notes due 2025

On July 10, 2024, the Company entered into a five-year unsecured Credit Agreement with Citibank, N.A. and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. See NOTE T – SUBSEQUENT EVENTS to the accompanying consolidated financial statements and “Liquidity and Capital Resources” for additional information on the Credit Agreement and refinancing. Our future results may be impacted by our debt service and repayment obligations under our debt instruments.

Inflationary Factors

Inflationary pressures impacted our results of operations during the first three months of fiscal 2025, including higher commodity prices on beef and beef trimmings. We expect this trend to continue throughout the remainder of fiscal year 2025. In general, we have been able to offset cost increases resulting from inflation by increasing prices and adjusting product mix. We continue to monitor these inflationary pressures and will continue to implement mitigation measures as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 31, 2024, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to impairment of intangible assets; impairment of long-lived assets; current expected credit losses and income taxes (including uncertain tax positions). There have been no changes to our critical accounting estimates or significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

New Accounting Standards Not Yet Adopted

Please refer to Note B of the preceding consolidated financial statements for our discussion of the New Accounting Standards Not Yet Adopted.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 30, 2024	June 25, 2023
	(unaudited)
Net income	$9,277	$7,388
Interest expense	1,060	1,414
Provision for income taxes	3,507	2,744
Depreciation and amortization	249	313
EBITDA	14,093	11,859

Share-based compensation	188	177
Adjusted EBITDA	$14,281	$12,036

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

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen weeks ended June 30, 2024 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended June 30, 2024 compared to thirteen weeks ended June 25, 2023

Revenues

Total revenues increased by approximately 7% to $44,767,000 for the thirteen weeks ended June 30, 2024 (“fiscal 2025 period”) as compared to $41,985,000 for the thirteen weeks ended June 25, 2023 (“fiscal 2024 period”).

Foodservice sales from the Branded Product Program increased by approximately $976,000 to $26,146,000 during the fiscal 2025 period as compared to $25,170,000 for the fiscal 2024 period. During the fiscal 2025 period, the total volume of hot dogs sold in the Branded Product Program was comparable to the fiscal 2024 period. Our average selling price increased by approximately 3.5% as compared to the fiscal 2024 period.

Total Company-owned restaurant sales increased by approximately $541,000 to $4,199,000 during the fiscal 2025 period as compared to $3,658,000 during the fiscal 2024 period. Restaurant sales were impacted by an increase in our average check, as well as higher traffic at our two Company-owned restaurants in Coney Island.

License royalties increased by approximately 11% to $12,921,000 in the fiscal 2025 period as compared to $11,658,000 in the fiscal 2024 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased 11% to $12,010,000 in the fiscal 2025 period as compared to $10,796,000 in the fiscal 2024 period. The increase is due to an 11% increase in retail volume which was offset, in part, by a 0.5% decrease in net selling price. The foodservice business earned higher royalties of $67,000 as compared to the fiscal 2024 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $49,000 during the fiscal 2025 period as compared to the fiscal 2024 period primarily due to higher royalties earned on sales of French fries, onion rings, and proprietary spices offset, in part, by lower royalties earned on sales of franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres.

Franchise fees and royalties were $1,073,000 in the fiscal 2025 period as compared to $1,075,000 in the fiscal 2024 period. Total royalties were $981,000 in the fiscal 2025 period as compared to $980,000 in the fiscal 2024 period. Royalties earned under the Branded Menu Program were $175,000 in the fiscal 2025 period as compared to $181,000 in the fiscal 2024 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $14,000 in the fiscal 2025 period as compared to $32,000 in the fiscal 2024 period. Traditional franchise royalties were $792,000 in the fiscal 2025 period as compared to $767,000 in the fiscal 2024 period. Franchise restaurant sales increased to $17,653,000 in the fiscal 2025 period as compared to $17,263,000 in the fiscal 2024 period primarily due to higher sales at airport locations, shopping malls, and casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 57 Nathan’s franchised restaurants, excluding sales under the Branded Menu Program) were $14,147,000 in the fiscal 2025 period as compared to $14,199,000 in the fiscal 2024 period.

At June 30, 2024, 231 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 235 franchised locations, including domestic, international and Branded Menu Program units at June 25, 2023. Total franchise fee income was $92,000 in the fiscal 2025 period as compared to $95,000 in the fiscal 2024 period. Domestic franchise fee income was $23,000 in the fiscal 2025 period as compared to $27,000 in the fiscal 2024 period. International franchise fee income was $60,000 in the fiscal 2025 period and the fiscal 2024 period. We recognized $9,000 and $8,000 in forfeited fees in the fiscal 2025 and fiscal 2024 periods, respectively. During the fiscal 2025 period, three franchise locations opened and two franchise locations closed. During the fiscal 2024 period, seven franchise locations opened and four franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $428,000 in the fiscal 2025 period as compared to $424,000 in the fiscal 2024 period.

Costs and Expenses

Overall, our cost of sales increased by 2.3% to $25,241,000 in the fiscal 2025 period as compared to $24,684,000 in the fiscal 2024 period. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $5,104,000 during the fiscal 2025 period as compared to $4,144,000 during the fiscal 2024 period.

Cost of sales in the Branded Product Program increased by approximately 2% to $22,972,000 in the fiscal 2025 period as compared to $22,568,000 in the fiscal 2024 period, primarily due to a 0.4% increase in the volume of hot dogs sold, as well as a 1.1% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle, combined with drought conditions, industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2025 and 2024 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2025 period was $2,269,000 or 54% of restaurant sales, as compared to $2,116,000 or 58% of restaurant sales during the fiscal 2024 period. Food and paper costs as a percentage of Company-owned restaurant sales were 25%, down from 28% in the comparable period of the prior year, driven, in part, by price increases across most menu offerings. Labor and related expenses as a percentage of Company-owned restaurant sales were 29%, down from 30% in the comparable period in the prior year due to increases in our average check and tighter management and staffing stabilization.

Restaurant operating expenses were $1,129,000 in the fiscal 2025 period as compared to $1,043,000 in the fiscal 2024 period. The increase is due primarily to higher occupancy expenses of $44,000, higher insurance costs of $28,000, and higher maintenance costs of $18,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 26.9% in the fiscal 2025 period as compared to 28.5% in the fiscal 2024 period.

Depreciation and amortization, which primarily consist of the depreciation of fixed assets, including leasehold improvements and equipment and the amortization of a definite-lived intangible asset, was $249,000 in the fiscal 2025 period as compared to $313,000 in the fiscal 2024 period.

General and administrative expenses decreased by $83,000 or 2% to $3,975,000 in the fiscal 2025 period as compared to $4,058,000 in the fiscal 2024 period. The decrease in general and administrative expenses was primarily attributable to lower professional fees of $103,000, which were offset, in part, by higher salaries expense of $38,000 attributable to annual rate increases.

Advertising fund expense, after eliminating Company contributions, was $428,000 in the fiscal 2025 period as compared to $424,000 in the fiscal 2024 period.

Other Items

Interest expense of $1,060,000 in the fiscal 2025 period represented interest expense of $991,000 on the 2025 Notes and amortization of debt issuance costs of $69,000.

Interest expense of $1,414,000 in the fiscal 2024 period represented interest expense of $1,322,000 on the 2025 Notes and amortization of debt issuance costs of $92,000.

The reduction in interest expense of $354,000 is due to the reduction in the outstanding balance of the Company’s 2025 Notes from $80,000,000 at June 25, 2023 to $60,000,000 at June 30, 2024, as a result of the $20,000,000 partial redemption completed in December 2023.

Interest and dividend income of $78,000 in the fiscal 2025 period represented amounts earned by the Company on its interest bearing bank and money market accounts and mutual funds, as compared to $62,000 in the fiscal 2024 period.

Other income, net was $21,000 in the fiscal 2025 period and the fiscal 2024 period, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2025 period was 27.4% as compared to 27.1% in the fiscal 2024 period. The effective income tax rate for the fiscal 2025 period reflected income tax expense of $3,507,000 recorded on $12,784,000 of pre-tax income. The effective income tax rate for the fiscal 2024 period reflected income tax expense of $2,744,000 recorded on $10,132,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits at June 30, 2024 was $485,000 all of which would impact the Company’s effective tax rate, if recognized. As of June 30, 2024, the Company had approximately $367,000 accrued for the payment of interest and penalties in conjunction with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $46,000 during the fiscal year ending March 30, 2025 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At June 30, 2024 and June 25, 2023, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Sources and uses of cash

Cash and cash equivalents at June 30, 2024 aggregated $25,979,000, a $4,952,000 increase during the fiscal 2025 period as compared to cash of $21,027,000 at March 31, 2024. Net working capital increased to $30,763,000 at June 30, 2024 as compared to $23,203,000 at March 31, 2024.

Our primary sources of liquidity are cash flows from operations. Our primary cash requirements are to fund our quarterly dividends, to satisfy the debt service under our debt instruments, capital expenditures, working capital and general corporate needs.

On May 1, 2024, we paid our first semi-annual interest payment on the 2025 Notes of $1,987,500 for the fiscal 2025 period. On July 2, 2024, we paid our first quarterly cash dividend of fiscal 2025 of $2,043,000.

Cash flow for the fiscal year 2025 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) debt issuance costs incurred in connection with our new Credit Agreement, (ii) mandatory debt repayments on our Term Loan borrowings under our new Credit Agreement, (iii) interest payments on our 2025 Notes and our Term Loan borrowings under our new Credit Agreement and (iv) expected dividend payments.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating and investing activities:

(In thousands)	Fiscal year
	2025	2024

Net cash provided by operating activities	$4,993	$2,148
Net cash used in investing activities	(41)	(73)
Net increase in cash and cash equivalents	$4,952	$2,075

Operating activities

Cash provided by operations of $4,993,000 in the fiscal 2025 period is primarily attributable to net income of $9,277,000 in addition to other non-cash operating items of $503,000, offset by changes in other operating assets and liabilities of $4,787,000. Non-cash operating expenses consist principally of depreciation and amortization of $249,000, amortization of debt issuance costs of $69,000, share-based compensation expense of $188,000, and a provision for credit losses of $65,000. In the fiscal 2025 period, accounts and other receivables increased by $5,805,000 due primarily to higher Branded Product Program receivables of $2,131,000, higher franchise and license royalties receivable of $3,031,000 and higher receivables due to the Advertising Fund of $730,000. Prepaid expenses and other current assets decreased by $578,000 due principally to a decrease in prepaid income taxes of $858,000 which was offset by an increase in prepaid real estate taxes of $61,000 and an increase in deferred financing costs of $265,000. Accounts payable, accrued expenses and other current liabilities increased by $568,000 due principally to an increase in accounts payable due to the timing of seasonal product purchases for our Branded Product Program and Company-owned restaurants, as well as an increase in accrued rebates of $187,000 as a result of higher sales. Additionally, there was an increase in accrued corporate taxes of $2,483,000 due to the timing of estimated tax payments and higher earnings, as well as an increase in dividends payable of $2,043,000 due to the timing of our first quarter fiscal 2025 dividend payment. Offsetting these increases was a reduction in accrued payroll and other benefits of $2,027,000 resulting from the payment of year-end fiscal 2024 compensation as well as a reduction in accrued interest expense of $997,000 resulting from our May 2024 semi-annual interest payment on our 2025 Notes.

Investing activities

Cash used in investing activities of $41,000 is primarily comprised of capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

Credit Facility

On July 10, 2024 (the “Effective Date”), the Company entered into a five-year unsecured Credit Agreement (the “Credit Agreement”) among the Company, as borrower, direct and indirect subsidiaries of the Company, as guarantors, the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent, swing line lender, L/C issuer and a Lender.

The Credit Agreement provides for a term loan facility (“Term Loan”) of $60,000,000 and a revolving credit facility (“Revolving Loan”) of up to $10,000,000. The Credit Agreement also provides that the Company has the right from time to time during the term of the Credit Agreement to request the Lenders for incremental revolving loan borrowing increases of up to an additional $10,000,000 in the aggregate, subject to, among other items, the Lenders agreeing to lend any such additional amounts and compliance with terms specified in the Credit Agreement. The Credit Agreement matures on July 10, 2029.

The Company borrowed $60,000,000 in Term Loan borrowings on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. See NOTE T – SUBSEQUENT EVENTS in the accompanying consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 30, 2024, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At June 30, 2024, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2025 period. We may return capital to our stockholders through stock repurchases, subject to any restrictions in our debt instruments including our new Credit Agreement, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at June 30, 2024 aggregating $25,979,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first quarterly cash dividend of fiscal 2025 of $2,043,000 on July 2, 2024.

Effective August 8, 2024, the Company declared its second quarter fiscal 2025 dividend of $0.50 per common share to stockholders of record as of the close of business on August 26, 2024, which is payable on September 6, 2024.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2025 at the same rate as declared in the first quarter of fiscal 2025, the Company’s total cash requirement for dividends for all of fiscal 2025 would be approximately $8,169,000 based on the number of shares of common stock outstanding at August 8, 2024. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Our ability to pay future dividends is limited by the terms of our debt instruments. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of our debt instruments.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the principal and interest obligations under the Credit Agreement, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 30, 2025, we expect to make cash interest payments of $3,125,000 on the 2025 Notes. While our Credit Agreement bears interest at a fluctuating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment, if the Company makes cash interest payments on the Term Loan borrowings at the interest rate established on the Effective Date, then during the fiscal year ended March 30, 2025, we expect to make cash interest payments of approximately $2,000,000 on the Term Loan borrowings.

We may from time to time seek to make voluntary prepayments of our debt instruments. Such voluntary prepayments, if any, will depend on market conditions, our liquidity requirements, satisfactory compliance of conditions pursuant to our debt instruments and other factors.

Management believes that available cash and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and stock repurchases for at least the next 12 months.

Contractual Obligations

At June 30, 2024, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

At June 30, 2024, our contractual obligations primarily consist of the 2025 Notes and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See NOTE P – LONG TERM DEBT, NOTE Q – LEASES, AND NOTE T – SUBSEQUENT EVENTS in the accompanying consolidated financial statements included in Part I, Item 1. for additional information.

Inflationary Pressures

Inflationary pressures on commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2025 period, and this trend may continue through the remainder of fiscal year 2025.

Our average cost of hot dogs during the fiscal 2025 period was approximately 1.1% higher than during the fiscal 2024 period. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2025. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

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

We expect to continue experiencing volatility in oil and gas prices on our distribution costs for food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from the uncertainty of the insurance markets.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 30, 2024, Nathan’s cash and cash equivalents balance aggregated $25,979,000. Earnings on this cash would increase or decrease by approximately $65,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into a Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Our Credit Agreement bears interest at a fluctuating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in 30-day SOFR on the unsecured Term Loan borrowings would lead to an increase of $600,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during the fiscal 2025 period, most notably within our restaurant operations and Branded Product Program segments. We expect this trend to continue throughout fiscal 2025. Our average cost of hot dogs during the fiscal 2025 period was approximately 1.1% higher than during the fiscal 2024 period.

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

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our Branded Product Program customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our Branded Product Program customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended June 30, 2024 would have increased or decreased our cost of sales by approximately $2,343,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 8, 2024, the Board declared its quarterly cash dividend of $0.50 per share payable on September 6, 2024 to shareholders of record as of the close of business on August 26, 2024.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 8, 2024	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Robert Steinberg
Vice President – Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)