Form 10-Q
period 2024-09-29
NATHANS FAMOUS, INC.
filed 2024-11-07
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024.

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

At November 7, 2024 an aggregate of 4,084,615 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 29, 2024 and March 31, 2024

(in thousands, except share and per share amounts)

	September 29, 2024	March 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note E)	$31,207	$21,027
Accounts and other receivables, net (Note G)	15,672	14,731
Inventories	1,005	842
Prepaid expenses and other current assets (Note H)	806	2,176
Total current assets	48,690	38,776

Property and equipment, net of accumulated depreciation of $12,095 and $11,687, respectively	2,394	2,673
Operating lease assets (Note Q)	5,494	6,203
Goodwill	95	95
Intangible asset, net (Note I)	608	695
Deferred income taxes	295	275
Other assets	127	141

Total assets	$57,703	$48,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt	$2,400	$-
Accounts payable	6,395	5,744
Accrued expenses and other current liabilities (Note K)	5,052	7,615
Current portion of operating lease liabilities (Note Q)	1,907	1,887
Deferred franchise fees	318	327
Total current liabilities	16,072	15,573

Long-term debt, net of unamortized debt issuance costs of $413 and $438, respectively (Note P)	57,187	59,562
Operating lease liabilities (Note Q)	4,084	4,937
Other liabilities	861	810
Deferred franchise fees	783	899

Total liabilities	78,987	81,781

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,374,130 shares issued; and 4,084,615 shares outstanding at September 29, 2024 and March 31, 2024	94	94
Additional paid-in capital	63,353	62,936
Retained earnings (Accumulated deficit)	1,931	(9,291)
Stockholders’ equity before treasury stock	65,378	53,739

Treasury stock, at cost, 5,289,515 shares at September 29, 2024 and March 31, 2024	(86,662)	(86,662)
Total stockholders’ deficit	(21,284)	(32,923)

Total liabilities and stockholders’ deficit	$57,703	$48,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

REVENUES
Branded Products	$24,536	$23,352	$50,682	$48,522
Company-owned restaurants	5,348	5,193	9,547	8,851
License royalties	9,491	8,339	22,412	19,997
Franchise fees and royalties	1,174	1,291	2,247	2,366
Advertising fund revenue	560	569	988	993
Total revenues	41,109	38,744	85,876	80,729

COSTS AND EXPENSES
Cost of sales	26,029	24,187	51,270	48,871
Restaurant operating expenses	1,389	1,340	2,518	2,383
Depreciation and amortization	247	315	496	628
General and administrative expenses	3,252	3,229	7,227	7,287
Advertising fund expense	560	569	988	993
Total costs and expenses	31,477	29,640	62,499	60,162

Income from operations	9,632	9,104	23,377	20,567

Interest expense	(1,441)	(1,413)	(2,501)	(2,827)
Loss on debt extinguishment (Note P)	(334)	-	(334)	-
Interest and dividend income	219	150	297	212
Other income, net	23	23	44	44

Income before provision for income taxes	8,099	7,864	20,883	17,996
Provision for income taxes	2,069	2,153	5,576	4,897
Net income	$6,030	$5,711	$15,307	$13,099

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,085	4,080	4,085	4,080
Diluted	4,095	4,092	4,092	4,090

Net income per share:
Basic	$1.48	$1.40	$3.75	$3.21
Diluted	$1.47	$1.40	$3.74	$3.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirteen weeks ended September 29, 2024 and September 24, 2023

(in thousands, except share and per share amounts)

(Unaudited)

				Retained
			Additional	earnings			Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, June 30, 2024	9,374,130	$94	$63,124	$(2,057)	5,289,515	$(86,662)	$(25,501)

Dividends on common stock ($0.50 per share)	-	-	-	(2,042)	-	-	(2,042)
Share-based compensation	-	-	229	-	-	-	229
Net income	-	-	-	6,030	-	-	6,030
Balance, September 29, 2024	9,374,130	$94	$63,353	$1,931	5,289,515	$(86,662)	$(21,284)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, June 25, 2023	9,369,235	$94	$62,742	$(15,398)	5,289,515	$(86,662)	$(39,224)

Dividends on common stock ($0.50 per share)	-	-	-	(2,040)	-	-	(2,040)
Share-based compensation	-	-	182	-	-	-	182
Net income	-	-	-	5,711	-	-	5,711
Balance, September 24, 2023	9,369,235	$94	$62,924	$(11,727)	5,289,515	$(86,662)	$(35,371)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Twenty-six weeks ended September 29, 2024 and September 24, 2023

(in thousands, except share and per share amounts)

(Unaudited)

				Retained
			Additional	earnings			Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

Dividends on common stock ($1.00 per share)	-	-	-	(4,085)	-	-	(4,085)
Share-based compensation	-	-	417	-	-	-	417
Net income	-	-	-	15,307	-	-	15,307
Balance, September 29, 2024	9,374,130	$94	$63,353	$1,931	5,289,515	$(86,662)	$(21,284)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

Cumulative effect of adoption of ASU 2016-13	-	-	-	(187)	-	-	(187)
Dividends on common stock ($1.00 per share)	-	-	-	(4,080)	-	-	(4,080)
Share-based compensation	-	-	359	-	-	-	359
Net income	-	-	-	13,099	-	-	13,099
Balance, September 24, 2023	9,369,235	$94	$62,924	$(11,727)	5,289,515	$(86,662)	$(35,371)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 29, 2024 and September 24, 2023

(in thousands)

(Unaudited)

	September 29, 2024	September 24, 2023
Cash flows from operating activities:
Net income	$15,307	$13,099
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment	334	-
Depreciation and amortization	496	628
Amortization of debt issuance costs	122	184
Share-based compensation expense	417	359
Provision for expected credit losses	53	55
Deferred income taxes	(20)	(27)
Other non-cash items	(124)	(122)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(994)	(1,003)
Inventories	(163)	(382)
Prepaid expenses and other current assets	1,370	1,049
Other assets	14	14
Accounts payable, accrued expenses and other current liabilities	(1,912)	(2,342)
Deferred franchise fees	(125)	(192)
Other liabilities	51	46

Net cash provided by operating activities	14,826	11,366

Cash flows from investing activities:
Purchase of property and equipment	(130)	(169)

Net cash used in investing activities	(130)	(169)

Cash flows from financing activities:
Proceeds from credit facility	60,000	-
Repayment of Senior Secured Notes	(60,000)	-
Debt issuance costs	(431)	-
Dividends paid to stockholders	(4,085)	(4,080)

Net cash used in financing activities	(4,516)	(4,080)

Net increase in cash and cash equivalents	10,180	7,117

Cash and cash equivalents, beginning of period	21,027	29,861

Cash and cash equivalents, end of period	$31,207	$36,978

Cash paid during the period for:
Interest	$3,125	$2,650
Income taxes	$4,444	$4,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2024

(in thousands, except per share amounts)

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 29, 2024 and September 24, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

NOTE B – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning December 15, 2024. For the Company, annual reporting requirements will be effective for our fiscal year 2025 beginning on April 1, 2024 and interim reporting requirements will be effective beginning with our fourth quarter of fiscal year 2025. Early adoption is permitted. Entities are required to adopt this guidance on a retrospective basis. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen and twenty-six weeks ended September 29, 2024 and September 24, 2023 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Branded Products	$24,536	$23,352	$50,682	$48,522
Company-owned restaurants	5,348	5,193	9,547	8,851
License royalties	9,491	8,339	22,412	19,997
Franchise royalties	1,066	1,148	2,047	2,128
Franchise fees	108	143	200	238
Advertising fund revenue	560	569	988	993
Total revenues	$41,109	$38,744	$85,876	$80,729

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

United States	$40,464	$37,444	$83,760	$77,326
International	645	1,300	2,116	3,403
Total revenues	$41,109	$38,744	$85,876	$80,729

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	September 29, 2024	March 31, 2024
Deferred franchise fees (a)	$1,101	$1,226
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$600	$1,375

(a)	Deferred franchise fees of $318 and $783 as of September 29, 2024 and $327 and $899 as of March 31, 2024 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $100 of deferred license royalties and $500 of deferred advertising fund revenue as of September 29, 2024 and $875 of deferred license royalties and $500 of deferred advertising fund revenue as of March 31, 2024.

Significant changes in deferred franchise fees are as follows (in thousands):

	Twenty-six weeks ended
	September 29, 2024	September 24, 2023
Deferred franchise fees at beginning of period	$1,226	$1,608
New deferrals due to cash received and other	75	46
Revenue recognized during the period	(200)	(238)
Deferred franchise fees at end of period	$1,101	$1,416

Significant changes in deferred revenues are as follows (in thousands):

	Twenty-six weeks ended
	September 29, 2024	September 24, 2023
Deferred revenues at beginning of period	$1,375	$1,406
New deferrals due to cash received and other	500	500
Revenue recognized during the period	(1,275)	(1,164)
Deferred revenues at end of period	$600	$742

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2025 (a)	$165
2026	303
2027	189
2028	93
2029	62
Thereafter	289
Total	$1,101

(a)

Represents franchise fees expected to be recognized for the remainder of the 2025 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $200 of franchise fee revenue recognized for the twenty-six weeks ended September 29, 2024.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 29, 2024 and September 24, 2023, respectively (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Net income	$6,030	$5,711	$15,307	$13,099

Common Stock:
Weighted average basic shares outstanding	4,085	4,080	4,085	4,080
Effect of dilutive share-based awards	10	12	7	10
Weighted average diluted shares outstanding	4,095	4,092	4,092	4,090

Net income per share:
Basic	$1.48	$1.40	$3.75	$3.21
Diluted	$1.47	$1.40	$3.74	$3.20

Anti-dilutive share-based awards	120	10	120	10

NOTE E – CASH AND CASH EQUIVALENTS

The Company considers money market funds or short term investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 29, 2024 were $18,000. The Company did not have any cash equivalents at March 31, 2024. The Company’s cash balances principally consist of cash in bank and money market accounts.

At September 29, 2024 and March 31, 2024, substantially all of the Company’s cash balances are in excess of Federal government insurance limits. The Company has not experienced any losses in such accounts.

NOTE F – FAIR VALUE MEASUREMENTS

Nathan’s follows a three-level fair value hierarchy that prioritizes the inputs to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

●   Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

●   Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

●   Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability and reflect the Company’s own assumptions

The carrying amounts reported in the Company’s Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of those items.

The carrying amount of our long-term debt (see NOTE P – LONG TERM DEBT to the unaudited consolidated financial statements in the Quarterly Report on Form 10-Q) also approximates fair value since such borrowings bear interest at variable market rates and is categorized as Level 2. The face and fair value of the 6.625% Senior Secured Notes due 2025 (“2025 Notes”) as of March 31, 2024 was $60,000 and $59,903, respectively, and was based upon review of observable pricing in secondary markets as of March 31, 2024. Accordingly, the Company classified it as Level 2.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 29, 2024, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 29,	March 31,
	2024	2024

Branded product sales	$11,529	$10,833
Franchise and license royalties	3,583	4,139
Other	1,008	162
	16,120	15,134

Less: allowance for credit losses	(448)	(403)
Accounts and other receivables, net	$15,672	$14,731

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

Changes in the Company’s allowance for credit losses for the twenty-six week period ended September 29, 2024 and the fiscal year ended March 31, 2024 are as follows (in thousands):

	September 29, 2024	March 31, 2024

Beginning balance	$403	$480
Cumulative effect of adoption of ASU 2016-13	-	252
Provision for expected credit losses	53	157
Write offs and other	(8)	(486)
Ending balance	$448	$403

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 29,	March 31,
	2024	2024

Income taxes	$-	$858
Real estate taxes	79	93
Insurance	94	268
Marketing	248	562
Other	385	395
Total prepaid expenses and other current assets	$806	$2,176

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

There have been no significant events or changes in circumstances during the thirteen and twenty-six week periods ended September 29, 2024 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of September 29, 2024.

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

There have been no significant events or changes in circumstances during the thirteen and twenty-six week periods ended September 29, 2024 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of September 29, 2024.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 29, 2024	March 31, 2024

Payroll and other benefits	$1,913	$3,522
Accrued rebates	811	693
Rent and occupancy costs	156	78
Deferred revenue	600	1,375
Interest	930	1,676
Professional fees	155	56
Sales, use and other taxes	84	41
Corporate income taxes	244	-
Other	159	174
Total accrued expenses and other current liabilities	$5,052	$7,615

NOTE L – INCOME TAXES

The income tax provisions for the thirteen weeks ended September 29, 2024 and September 24, 2023 reflect effective tax rates of 25.5% and 27.4%, respectively. The effective income tax rate for the thirteen weeks ended September 29, 2024 reflected $2,069 of income tax expense recorded on $8,099 of pre-tax income. The effective income tax rate for the thirteen weeks ended September 24, 2023 reflected $2,153 of income tax expense recorded on $7,864 of pre-tax income.

The income tax provisions for the twenty-six weeks ended September 29, 2024 and September 24, 2023 reflect effective tax rates of 26.7% and 27.2%, respectively. The effective income tax rate for the twenty-six weeks ended September 29, 2024 reflected $5,576 of income tax expense recorded on $20,883 of pre-tax income. The effective income tax rate for the twenty-six weeks ended September 24, 2023 reflected $4,897 of income tax expense recorded on $17,996 of pre-tax income.

The effective income tax rates for the thirteen and twenty-six week periods ended September 29, 2024 and September 24, 2023 were higher than the United States statutory income tax rate primarily due to state and local taxes as well as non-deductible compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits included in Other liabilities at September 29, 2024 and March 31, 2024 was $494 and $465, respectively, all of which would impact the Company’s effective rate, if recognized. As of September 29, 2024 and March 31, 2024, the Company had approximately $379 and $345, respectively, accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

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

Interest expense, loss on debt extinguishment, interest and dividend income, and other income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Revenues
Branded Product Program	$24,536	$23,352	$50,682	$48,522
Product licensing	9,491	8,339	22,412	19,997
Restaurant operations	6,522	6,484	11,794	11,217
Corporate (1)	560	569	988	993
Total revenues	$41,109	$38,744	$85,876	$80,729

Income from operations
Branded Product Program	$697	$1,387	$3,197	$3,348
Product licensing	9,446	8,293	22,321	19,906
Restaurant operations	1,781	1,639	2,827	2,308
Corporate	(2,292)	(2,215)	(4,968)	(4,995)
Income from operations	$9,632	$9,104	$23,377	$20,567

Interest expense	(1,441)	(1,413)	(2,501)	(2,827)
Loss on debt extinguishment	(334)	-	(334)	-
Interest and dividend income	219	150	297	212
Other income, net	23	23	44	44
Income before provision for income taxes	$8,099	$7,864	$20,883	$17,996

(1)	Represents advertising fund revenue

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation expense during the thirteen and twenty-six week periods ended September 29, 2024 and September 24, 2023 was $229 and $182, and $417 and $359, respectively. Total share-based compensation expense is included in general and administrative expenses in our accompanying Consolidated Statements of Earnings. As of September 29, 2024, there was $3,857 unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately 42 months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation expense for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense under all share-based awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Stock options	$60	$13	$79	$21
Restricted stock units	169	169	338	338
Total compensation cost	$229	$182	$417	$359

Stock options

During the twenty-six week period ended September 29, 2024, the Company granted options to purchase 110,000 shares at an exercise price of $74.47 per share, all of which expire five years from the date of grant. All such options vest ratably over a four-year period commencing August 19, 2024.

The weighted average option fair value, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the twenty-six week period ended September 29, 2024 are as follows:

Weighted average option fair values	$14.67
Expected life (years)	4.4
Interest rate	3.75%
Volatility	24.50%
Dividend yield	2.69%

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

Transactions with respect to stock options for the twenty-six weeks ended September 29, 2024 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 31, 2024	20,000	$73.25	3.36	$23
Granted	110,000	$74.47	4.89	-
Exercised	-	-	-	-
Options outstanding at September 29, 2024	130,000	$74.28	4.58	$925

Options exercisable at September 29, 2024	10,000	$70.88	2.36	$105

Restricted stock units

Transactions with respect to restricted stock units for the twenty-six weeks ended September 29, 2024 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 31, 2024	40,000	$67.59
Granted	-	-
Vested	-	-
Unvested restricted stock units at September 29, 2024	40,000	$67.59

NOTE O – STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 12, 2024, the Company’s Board of Directors (the “Board”) declared its first quarterly cash dividend of $0.50 per share for fiscal 2025 which was paid on July 2, 2024 to stockholders of record as of the close of business on June 24, 2024.

Effective August 8, 2024, the Board declared its second quarterly cash dividend of $0.50 per share for fiscal 2025 which was paid on September 6, 2024 to stockholders of record as of the close of business on August 26, 2024.

Effective November 7, 2024, the Board declared its third quarterly cash dividend of $0.50 per share for fiscal 2025 payable on December 6, 2024 to stockholders of record as of the close of business on November 25, 2024.

Our ability to pay future dividends is limited by the terms of our Credit Agreement (as defined in NOTE P – LONG TERM DEBT to the unaudited consolidated financial statements in the Quarterly Report on Form 10-Q). In addition to the terms of our Credit Agreement, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 29, 2024, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At September 29, 2024 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

The carrying amounts of the Company’s long-term debt were as follows (in thousands):

	September 29, 2024	March 31, 2024

6.625% Senior Secured Notes due 2025	$-	$60,000
SOFR Term Loan Borrowings with an effective interest rate of 6.805%	60,000	-
Total debt	60,000	60,000

Less: Unamortized debt issuance costs	(413)	(438)
Total debt, net of debt issuance costs	59,587	59,562
Less: Current portion of long-term debt	(2,400)	-
Long-term debt, net	$57,187	$59,562

The Company’s mandatory debt principal repayments as of September 29, 2024 were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2025	$1,200
2026	2,400
2027	2,400
2028	2,400
2029	2,400
Thereafter	49,200
Total	$60,000

On July 10, 2024 (the “Effective Date”), the Company entered into a five-year unsecured Credit Agreement (the “Credit Agreement”) among the Company, as borrower, direct and indirect subsidiaries of the Company, as guarantors, the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent, swing line lender, L/C issuer and a Lender (capitalized terms used and not otherwise defined herein shall have the meanings set forth in the Credit Agreement).

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

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes.

In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $334 during the quarter ending September 29, 2024 that reflected the write-off of the remainder of the debt issuance costs on the 2025 Notes. Additionally, in connection with the refinancing, the Company incurred $431 of debt issuance costs on the Term Loan borrowings that were capitalized and will be amortized over the term of the Credit Agreement.

Term Loan and Revolving Loan borrowings under the Credit Agreement will bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40% for one (1), three (3) or six (6) month periods, as selected by the Company in its Loan Notice. The Company will be subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount. The interest rate on the Term Loan borrowings at September 29, 2024 was 6.805%.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, beginning with the fiscal quarter ending September 29, 2024. The Company was in compliance with the covenants of the Credit Agreement at September 29, 2024.

The outstanding Term Loan borrowings under the Credit Agreement are payable in equal quarterly installments of 1.0% of the original principal amount of the Term Loan, or $600, beginning September 30, 2024, with the balance payable on the final maturity date.

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

Subsequent to the quarter ending September 29, 2024, on October 10, 2024, the Company made a voluntary principal prepayment of $8,000 of its Term Loan borrowings and expects to incur a loss on debt extinguishment of approximately $55 in the third quarter of fiscal 2025 related to the write-off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen and twenty-six week periods ended September 29, 2024 and September 24, 2023 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Operating lease cost	$420	$423	$861	$849
Variable lease cost	638	499	1,098	887
Less: Sublease income, net	(21)	(23)	(42)	(44)

Total net lease cost	$1,037	$899	$1,917	$1,692

The components of the net lease cost on the Consolidated Statements of Earnings for the thirteen and twenty-six week periods ended September 29, 2024 and September 24, 2023 (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Restaurant operating expenses	$861	$732	$1,548	$1,347
General and administrative expenses	197	190	411	389
Less: Other income, net	(21)	(23)	(42)	(44)

Total net lease cost	$1,037	$899	$1,917	$1,692

Cash paid for amounts included in the measurement of lease liabilities for the thirteen and twenty-six week periods ended September 29, 2024 and September 24, 2023 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Operating cash flows from operating leases	$420	$392	$832	$785

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 29, 2024 were as follows:

Weighted average remaining lease term (years):	4.0

Weighted average discount rate:	8.49%

Future lease commitments to be paid and received by the Company as of September 29, 2024 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2025 (a)	$784	$84	$700
2026	1,923	278	1,645
2027	1,931	281	1,650
2028	1,781	129	1,652
2029	434	118	316
Thereafter	171	376	(205)
Total lease commitments	$7,024	$1,266	$5,758
Less: Amount representing interest	(1,033)
Present value of lease liabilities (b)	$5,991

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2025 fiscal year. Amount does not include $908 of lease commitments paid and received by the Company for the twenty-six week period ended September 29, 2024.

(b)

The present value of minimum operating lease payments of $1,907 and $4,084 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Consolidated Balance Sheet.

Company as lessor

The components of net lease income for the thirteen and twenty-six week periods ended September 29, 2024 and September 24, 2023 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

Operating lease income, net	$21	$23	$42	$44

NOTE R – COMMITMENTS AND CONTINGENCIES

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

NOTE S – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the SEC. Except for the voluntary principal prepayment of $8,000 of its Term Loan borrowings under the Credit Agreement (see NOTE P – LONG TERM DEBT to the unaudited consolidated financial statements in the Quarterly Report on Form 10-Q), there were no additional subsequent events that required recognition or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1933, as amended (the “Exchange Act”), that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “projects,” “may,” “would,” “should,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-Q are based upon information available to us on the date of this Form 10-Q.

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of disease epidemics such as the COVID-19 pandemic; increases in the cost of food and paper products; the impact of price increases on customer visits; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with Smithfield Foods, Inc.; the impact of our debt service and repayment obligations under our Credit Agreement, including the effect on our ability to fund working capital, operations and make investments; economic (including inflationary pressures like those currently being experienced); weather (including the impact on sales at our restaurants particularly during the summer months); changes in the price of beef and beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; the collectability of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employer” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 31, 2024, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At September 29, 2024, our restaurant system, excluding virtual kitchens, consisted of 243 locations, including 128 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 13 foreign countries.

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

Recent events

Refinancing of Senior Secured Notes due 2025

On July 10, 2024, the Company entered into a five-year unsecured Credit Agreement with Citibank, N.A. and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 6.625% Senior Secured Notes due 2025 (the “2025 Notes”). See NOTE P – LONG TERM DEBT of the preceding consolidated financial statements and “Liquidity and Capital Resources” for additional information on the Credit Agreement and refinancing. Our future results may be impacted by our debt service and repayment obligations under our Credit Agreement.

Inflationary Factors

Inflationary pressures impacted our results of operations during the first half of fiscal 2025, including higher commodity prices on beef and beef trimmings. This trend may continue throughout the remainder of fiscal year 2025. In general, we have been able to offset cost increases resulting from inflation by increasing prices and adjusting product mix. We continue to monitor these inflationary pressures and will continue to implement mitigation measures as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

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

In addition to disclosing results that are determined in accordance with US GAAP, the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding (i) the loss on debt extinguishment and (ii) share-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(unaudited)		(unaudited)

Net income	$6,030	$5,711	$15,307	$13,099
Interest expense	1,441	1,413	2,501	2,827
Provision for income taxes	2,069	2,153	5,576	4,897
Depreciation and amortization	247	315	496	628
EBITDA	9,787	9,592	23,880	21,451

Loss on debt extinguishment	334	-	334	-
Share-based compensation	229	182	417	359
Adjusted EBITDA	$10,350	$9,774	$24,631	$21,810

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

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen and twenty-six weeks ended September 29, 2024 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended September 29, 2024 compared to thirteen weeks ended September 24, 2023

Revenues

Total revenues increased by approximately 6% to $41,109,000 for the thirteen weeks ended September 29, 2024 (“second quarter fiscal 2025”) as compared to $38,744,000 for the thirteen weeks ended September 24, 2023 (“second quarter fiscal 2024”).

Foodservice sales from the Branded Product Program increased by approximately 5% to $24,536,000 for the second quarter fiscal 2025 as compared to $23,352,000 for the second quarter fiscal 2024. During the second quarter fiscal 2025, the volume of hot dogs sold in the Branded Product Program increased by approximately 4% as compared to the second quarter fiscal 2024. Our average selling prices increased by approximately 1.4% as compared to the second quarter fiscal 2024.

Total Company-owned restaurant sales increased by approximately 3% to $5,348,000 during the second quarter fiscal 2025 as compared to $5,193,000 during the second quarter fiscal 2024. Restaurant sales were impacted by higher sales at our Coney Island locations due to an increase in our average check, offset by lower sales at our locations in Oceanside and Yonkers, New York.

License royalties increased by approximately 14% to $9,491,000 in the second quarter fiscal 2025 as compared to $8,339,000 in the second quarter fiscal 2024. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased 14% to $8,595,000 for the second quarter fiscal 2025 as compared to $7,507,000 in the second quarter fiscal 2024. The increase is due to an 18% increase in retail volume which was offset, in part, by a 4% decrease in net selling price. The foodservice business earned higher royalties of $39,000 as compared to the second quarter fiscal 2024. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $64,000 during the second quarter fiscal 2025 as compared to the second quarter fiscal 2024 primarily due to higher royalties earned on sales of proprietary spices, franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres.

Franchise fees and royalties decreased by approximately 9% to $1,174,000 in the second quarter fiscal 2025 as compared to $1,291,000 in the second quarter fiscal 2024. Total royalties were $1,066,000 in the second quarter fiscal 2025 as compared to $1,148,000 in the second quarter fiscal 2024. Royalties earned under the Branded Menu Program were $248,000 in the second quarter fiscal 2025 as compared to $272,000 in the second quarter fiscal 2024. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $11,000 in the second quarter fiscal 2025 as compared to $18,000 in the second quarter fiscal 2024. Traditional franchise royalties were $807,000 in the second quarter fiscal 2025 as compared to $858,000 in the second quarter fiscal 2024. Franchise restaurant sales decreased to $18,681,000 in the second quarter fiscal 2025 as compared to $19,171,000 in the second quarter fiscal 2024 primarily due to lower traffic at international locations and other seasonal entertainment venues. Comparable domestic franchise sales (consisting of 59 Nathan’s outlets, excluding sales under the Branded Menu Program) were $14,961,000 in the second quarter fiscal 2025 as compared to $15,286,000 in the second quarter fiscal 2024.

At September 29, 2024, 243 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 235 franchised locations, including domestic, international and Branded Menu Program units at September 24, 2023. Total franchise fee income was $108,000 in the second quarter fiscal 2025 as compared to $143,000 in the second quarter fiscal 2024. Domestic franchise fee income was $35,000 in the second quarter fiscal 2025 as compared to $28,000 in the second quarter fiscal 2024. International franchise fee income was $59,000 in the second quarter fiscal 2025 as compared to $60,000 in the second quarter fiscal 2024.

We recognized $14,000 and $55,000 in forfeited fees in the second quarter fiscal 2025 and the second quarter fiscal 2024, respectively. During the second quarter fiscal 2025, eighteen franchise locations opened and six franchise locations closed. During the second quarter fiscal 2024, seven franchise locations opened and seven franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $560,000 during the second quarter fiscal 2025 as compared to $569,000 during the second quarter fiscal 2024.

Costs and Expenses

Overall, our cost of sales increased by approximately 8% to $26,029,000 in the second quarter fiscal 2025 as compared to $24,187,000 in the second quarter fiscal 2024. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $3,855,000 or 13% during the second quarter fiscal 2025 as compared to $4,358,000 or 15% during the second quarter fiscal 2024.

Cost of sales in the Branded Product Program increased by 9% to $23,318,000 in the second quarter fiscal 2025 as compared to $21,442,000 in the second quarter fiscal 2024, primarily due to a 4% increase in the volume of hot dogs sold, as well as a 5% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle, combined with industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the second quarter fiscal 2025 or the second quarter fiscal 2024. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2025 was $2,711,000 or 51% of restaurant sales as compared to $2,745,000 or 53% of restaurant sales during the second quarter fiscal 2024. Food and paper costs as a percentage of Company-owned restaurant sales were 24.2%, down from 27.6% in the comparable period of the prior year driven, in part, by price increases across most menu offerings. Labor and related expenses as a percentage of Company-owned restaurant sales were 26.5%, up from 25.3% in the comparable period of the prior year due to higher salaries expense attributable to minimum wage increases as well as higher incentive compensation expense.

Restaurant operating expenses were $1,389,000 in the second quarter fiscal 2025 as compared to $1,340,000 in the second quarter fiscal 2024. The increase is due primarily to higher occupancy expenses of $103,000 and higher insurance costs of $26,000 which were offset, in part, by lower marketing expenses of $23,000 and lower delivery charges of $23,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 26% in the second quarter fiscal 2025 as compared to 25.8% in the second quarter fiscal 2024.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $247,000 in the second quarter fiscal 2025 as compared to $315,000 in the second quarter fiscal 2024.

General and administrative expenses increased by $23,000 or 1% to $3,252,000 in the second quarter fiscal 2025 as compared to $3,229,000 in the second quarter fiscal 2024. The increase in general and administrative expenses was primarily attributable to higher stock compensation expense of $47,000 and higher incentive compensation expense of $44,000 which were offset, in part, by lower professional fees of $39,000.

Advertising fund expense, after eliminating Company contributions, was $560,000 during the second quarter fiscal 2025 as compared to $569,000 in the second quarter fiscal 2024.

Other Items

Interest expense of $1,441,000 in the second quarter fiscal 2025 represented interest expense of $458,000 and $930,000 on the 2025 Notes and the Secured Overnight Financing Rate (“SOFR”) Term Loan borrowings, respectively, and amortization of debt issuance costs of $35,000 and $18,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively.

Interest expense of $1,413,000 in the second quarter fiscal 2024 represented interest expense of $1,321,000 on the 2025 Notes and amortization of debt issuance costs of $92,000.

On July 10, 2024, the Company refinanced and redeemed its outstanding 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $334,000 that reflected the write-off of the remainder of previously recorded debt issuance costs.

Interest and dividend income of $219,000 in the second quarter fiscal 2025 represented amounts earned by the Company on its interest bearing bank and money market accounts and mutual funds as compared to $150,000 in the fiscal 2024 period.

Other income, net was $23,000 in the second quarter fiscal 2025 and the second quarter fiscal 2024 which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the second quarter fiscal 2025 was 25.5% compared to 27.4% in the second quarter fiscal 2024. The effective income tax rate for the second quarter fiscal 2025 reflected income tax expense of $2,069,000 recorded on $8,099,000 of pre-tax income. The effective income tax rate for the second quarter fiscal 2024 reflected income tax expense of $2,153,000 recorded on $7,864,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes as well as non-deductible compensation under the Internal Revenue Code Section 162(m). The effective tax rate for the second quarter fiscal 2024 included a discrete adjustment of 0.8%.

The amount of unrecognized tax benefits at September 29, 2024 was $494,000 all of which would impact the Company’s effective tax rate, if recognized. As of September 29, 2024, the Company had approximately $379,000 accrued for the payment of interest and penalties in conjunction with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $46,000 during the fiscal year ending March 30, 2025 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Results of Operations

Twenty-six weeks ended September 29, 2024 compared to twenty-six weeks ended September 24, 2023

Revenues

Total revenues increased by approximately 6% to $85,876,000 for the twenty-six weeks ended September 29, 2024 (“fiscal 2025 period”) as compared to $80,729,000 for the twenty-six weeks ended September 24, 2023 (“fiscal 2024 period”).

Foodservice sales from the Branded Product Program increased by approximately 4% to $50,682,000 for the fiscal 2025 period as compared to $48,522,000 for the fiscal 2024 period. During the fiscal 2025 period, the volume of hot dogs sold in the Branded Product Program increased by approximately 2% as compared to the fiscal 2024 period. Our average selling prices increased by approximately 2.5% as compared to the fiscal 2024 period.

Total Company-owned restaurant sales increased by approximately 8% to $9,547,000 during the fiscal 2025 period as compared to $8,851,000 during the fiscal 2024 period. Restaurant sales were impacted by higher sales at our Coney Island locations due to an increase in our average check, offset by lower sales at our location in Oceanside, New York.

License royalties increased by approximately 12% to $22,412,000 in the fiscal 2025 period as compared to $19,997,000 in the fiscal 2024 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased 13% to $20,605,000 for the fiscal 2025 period as compared to $18,303,000 in the fiscal 2024 period. The increase is due to a 14% increase in retail volume which was offset, in part, by a 2% decrease in net selling price. The foodservice business earned higher royalties of $107,000 as compared to the fiscal 2024 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $113,000 during the fiscal 2025 period as compared to the fiscal 2024 period primarily due to higher royalties earned on sales of French fries, onion rings, and proprietary spices, offset by lower royalties earned on sales of pickles, franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres.

Franchise fees and royalties decreased by approximately 5% to $2,247,000 in the fiscal 2025 period as compared to $2,366,000 in the fiscal 2024 period. Total royalties were $2,047,000 in the fiscal 2025 period as compared to $2,128,000 in the fiscal 2024 period. Royalties earned under the Branded Menu Program were $423,000 in the fiscal 2025 period as compared to $453,000 in the fiscal 2024 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $25,000 in the fiscal 2025 period as compared to $50,000 in the fiscal 2024 period. Traditional franchise royalties were $1,599,000 in the fiscal 2025 period as compared to $1,625,000 in the fiscal 2024 period. Franchise restaurant sales decreased to $36,334,000 in the fiscal 2025 period as compared to $36,433,000 in the fiscal 2024 period primarily due to lower traffic at international locations, seasonal entertainment venues, and travel plazas which were offset, in part, by higher traffic at casino locations primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 58 Nathan’s outlets, excluding sales under the Branded Menu Program) were $29,037,000 in the fiscal 2025 period as compared to $29,388,000 in the fiscal 2024 period.

At September 29, 2024, 243 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 235 franchised locations, including domestic, international and Branded Menu Program units at September 24, 2023. Total franchise fee income was $200,000 in the fiscal 2025 period as compared to $238,000 in the fiscal 2024 period. Domestic franchise fee income was $58,000 in the fiscal 2025 period as compared to $55,000 in the fiscal 2024 period. International franchise fee income was $119,000 in the fiscal 2025 period as compared to $120,000 in the fiscal 2024 period.

We recognized $23,000 and $63,000 in forfeited fees in the fiscal 2025 period and fiscal 2024 period, respectively. During the fiscal 2025 period, twenty-one franchise locations opened and eight franchise locations closed. During the fiscal 2024 period, fourteen franchise locations opened and eleven franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $988,000 during the fiscal 2025 period as compared to $993,000 during the fiscal 2024 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 5% to $51,270,000 in the fiscal 2025 period as compared to $48,871,000 in the fiscal 2024 period. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $8,959,000 or 15% during the fiscal 2025 period as compared to $8,502,000 or 15% during the fiscal 2024 period.

Cost of sales in the Branded Product Program increased by 5% to $46,290,000 during the fiscal 2025 period as compared to $44,010,000 during the fiscal 2024 period, primarily due to a 2% increase in the volume of hot dogs sold, as well as a 3% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle, combined with industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2025 and 2024 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2025 period was $4,980,000 or 52% of restaurant sales, as compared to $4,861,000 or 55% of restaurant sales in the fiscal 2024 period. Food and paper costs as a percentage of Company-owned restaurant sales were 24.8%, down from 27.8% in the comparable period of the prior year driven, in part, by price increases across most menu offerings. Labor and related expenses as a percentage of Company-owned restaurant sales were 27.4%, up from 27.1% in the comparable period of the prior year due to higher salaries expense attributable to minimum wage increases as well as higher incentive compensation expense.

Restaurant operating expenses were $2,518,000 in the fiscal 2025 period as compared to $2,383,000 in the fiscal 2024 period. The increase is due primarily to higher occupancy expenses of $147,000 and higher insurance costs of $54,000 which were offset, in part, by lower marketing expenses of $16,000 and lower delivery charges of $37,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 26.4% in the fiscal 2025 period as compared to 26.9% in the fiscal 2024 period.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $496,000 in the fiscal 2025 period as compared to $628,000 in the fiscal 2024 period.

General and administrative expenses decreased by approximately $60,000 or 1% to $7,227,000 in the fiscal 2025 period as compared to $7,287,000 in the fiscal 2024 period. The decrease in general and administrative expenses was primarily attributable to lower professional fees of $142,000, which were offset, in part, by higher incentive compensation expense of $57,000 and higher share-based compensation expense of $58,000.

Advertising fund expense, after eliminating Company contributions, was $988,000 during the fiscal 2025 period as compared to $993,000 in the fiscal 2024 period.

Other Items

Interest expense of $2,501,000 in the fiscal 2025 period represented interest expense of $1,449,000 and $930,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively, and amortization of debt issuance costs of $104,000 and $18,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively.

Interest expense of $2,827,000 in the fiscal 2024 period represented interest expense of $2,643,000 on the 2025 Notes and amortization of debt issuance costs of $184,000.

On July 10, 2024, the Company refinanced and redeemed its outstanding 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $334,000 that reflected the write-off of the remainder of previously recorded debt issuance costs.

Interest and dividend income of $297,000 in the fiscal 2025 period represented amounts earned by the Company on its interest bearing bank and money market accounts and mutual funds, as compared to $212,000 in the fiscal 2024 period.

Other income, net was $44,000 in the fiscal 2025 and fiscal 2024 periods which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2025 period was 26.7% compared to 27.2% in the fiscal 2024 period. The effective income tax rate for the fiscal 2025 period reflected income tax expense of $5,576,000 recorded on $20,883,000 of pre-tax income. The effective income tax rate for the fiscal 2024 period reflected income tax expense of $4,897,000 recorded on $17,996,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes as well as non-deductible compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits at September 29, 2024 was $494,000 all of which would impact the Company’s effective tax rate, if recognized. As of September 29, 2024, the Company had approximately $379,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $46,000 during the fiscal year ending March 30, 2025 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At September 29, 2024 and September 24, 2023, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Sources and uses of cash

Cash and cash equivalents at September 29, 2024 aggregated $31,207,000, a $10,180,000 increase during the fiscal 2025 period as compared to cash of $21,027,000 at March 31, 2024. Net working capital increased to $32,618,000 at September 29, 2024 as compared to $23,203,000 at March 31, 2024.

Our primary sources of liquidity are cash flows from operations. Our primary cash requirements are to fund our quarterly dividends, to satisfy the debt service under our debt instrument, capital expenditures, working capital and general corporate needs.

On May 1, 2024, we paid our first semi-annual interest payment on the 2025 Notes of $1,987,500 for the fiscal 2025 period. On August 13, 2024, in connection with the redemption of all of the outstanding $60,000,000 principal amount of its 2025 Notes, the Company paid its required interest payment of $1,137,000 on the redeemed 2025 Notes. Subsequent to the quarter ending September 29, 2024, we paid our mandatory debt principal repayment of $600,000 on our Term Loan borrowings under the Credit Agreement. Additionally, on October 10, 2024, we paid interest of $1,042,000 on our Term Loan borrowings and made a voluntary principal prepayment of $8,000,000 on our outstanding Term Loan borrowings.

On July 2, 2024 and September 6, 2024, we paid our first and second quarterly cash dividends of fiscal 2025 aggregating $4,085,000. We expect to pay our third quarterly dividend on December 6, 2024.

Cash flow for the fiscal year 2025 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) debt issuance costs incurred in connection with our new Credit Agreement, (ii) mandatory debt repayments on our Term Loan borrowings under our new Credit Agreement, (iii) interest payments on our 2025 Notes and our Term Loan borrowings under our new Credit Agreement, (iv) voluntary debt repayments on our Term Loan borrowings and (v) expected dividend payments.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(In thousands)	Twenty-six weeks ended
	September 29,	September 24,
	2024	2023

Net cash provided by operating activities	$14,826	$11,366
Net cash used in investing activities	(130)	(169)
Net cash used in financing activities	(4,516)	(4,080)
Net increase in cash and cash equivalents	$10,180	$7,117

Operating activities

Cash provided by operations of $14,826,000 in the fiscal 2025 period is primarily attributable to net income of $15,307,000 in addition to other non-cash operating items of $1,278,000, offset by changes in other operating assets and liabilities of $1,759,000. Non-cash operating expenses consist principally of depreciation and amortization of $496,000, amortization of debt issuance costs of $122,000, share-based compensation expense of $417,000, a loss on debt extinguishment of $334,000 and a provision for credit losses of $53,000. In the fiscal 2025 period, accounts and other receivables increased by $994,000 due primarily to higher Branded Product Program receivables of $696,000, and higher receivables due to the Advertising Fund of $933,000 which were offset, in part, by lower franchise and license royalties receivable of $556,000. Prepaid expenses and other current assets decreased by $1,370,000 due principally to a decrease in prepaid income taxes of $858,000, a decrease in prepaid insurance of $174,000 and a decrease in prepaid marketing and other expenses of $324,000. Accounts payable, accrued expenses and other current liabilities decreased by $1,912,000 due to a decline in accrued payroll and other benefits of $1,609,000 resulting primarily from the payment of year-end fiscal 2024 incentive compensation; earned deferred revenue of $775,000; and a decline in accrued interest expense of $746,000 resulting primarily from our May 2024 semi-annual interest payment on our 2025 Notes. Offsetting these decreases was an increase in accounts payable due to the timing of seasonal product purchases for our Branded Product Program and Company-owned restaurants.

Investing activities

Cash used in investing activities of $130,000 is primarily comprised of capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

In connection with the Company’s refinancing of the 2025 Notes, the Company borrowed $60,000,000 in Term Loan borrowings pursuant to the Credit Agreement and simultaneously redeemed the 2025 Notes. We incurred $431,000 of debt issuance costs in connection with this refinancing. Additionally, the Company paid its first and second quarter cash dividends of $0.50 per share totaling $4,085,000.

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

The Company borrowed $60,000,000 in Term Loan borrowings on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. See NOTE P – LONG TERM DEBT in the accompanying consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 29, 2024, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At September 29, 2024, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2025 period. We may return capital to our stockholders through stock repurchases, subject to any restrictions in our new Credit Agreement, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at September 29, 2024 aggregating $31,207,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first and second quarterly cash dividends of fiscal 2025 on July 2, 2024 and September 6, 2024 aggregating $4,085,000.

Effective November 7, 2024, the Company declared its third quarter fiscal 2025 dividend of $0.50 per common share to stockholders of record as of the close of business on November 25, 2024, which is payable on December 6, 2024.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2025 at the same rate as declared in the first and second quarter of fiscal 2025, the Company’s total cash requirement for dividends for all of fiscal 2025 would be approximately $8,169,000 based on the number of shares of common stock outstanding at November 7, 2024. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Our ability to pay future dividends is limited by the terms of our Credit Agreement. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of our Credit Agreement.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the principal and interest obligations under the Credit Agreement, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 30, 2025, we made cash interest payments of $3,125,000 on the 2025 Notes. While our Credit Agreement bears interest at a fluctuating interest rate based on SOFR plus a spread adjustment, if the Company makes its remaining fiscal year 2025 cash interest payments on its outstanding Term Loan borrowings at the interest rate effective at November 7, 2024, then during the fiscal year ended March 30, 2025, we expect to make cash interest payments of approximately $2,400,000 on the Term Loan borrowings.

We may from time to time seek to make voluntary prepayments of our Credit Agreement. Subsequent to the quarter ending September 29, 2024, on October 10, 2024, we made a voluntary principal prepayment of $8,000,000 of Term Loan borrowings under our Credit Agreement. Such voluntary prepayments, if any, will depend on market conditions, our liquidity requirements, satisfactory compliance of covenants and conditions pursuant to our Credit Agreement and other factors.

Management believes that available cash and cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and, if any, stock repurchases for at least the next 12 months.

Contractual Obligations

At September 29, 2024, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

At September 29, 2024, our contractual obligations primarily consist of the Term Loan borrowings under our Credit Agreement and the mandatory debt principal repayments and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See NOTE P – LONG TERM DEBT and NOTE Q – LEASES in the accompanying consolidated financial statements included in Part I, Item 1. for additional information.

Inflationary Impact

Inflationary pressures on commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2025 period, and this trend may continue through the remainder of fiscal year 2025.

Our average cost of hot dogs during the fiscal 2025 period was approximately 3% higher than during the fiscal 2024 period. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2025. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 29, 2024, Nathan’s cash and cash equivalents balance aggregated $31,207,000. Earnings on this cash would increase or decrease by approximately $78,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into the Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Borrowings under our Credit Agreement bear interest at a fluctuating interest rate based on SOFR or a base rate plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in the interest rate on our outstanding unsecured Term Loan borrowings at September 29, 2024 would lead to an increase of approximately $600,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during the fiscal 2025 period, most notably within our restaurant operations and Branded Product Program segments. We expect this trend to continue for the remainder of fiscal 2025. Our average cost of hot dogs during the fiscal 2025 period was approximately 3% higher than during the fiscal 2024 period.

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

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our Branded Product Program customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our Branded Product Program customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended September 29, 2024 would have increased or decreased our cost of sales by approximately $4,741,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective November 7, 2024, the Board declared its quarterly cash dividend of $0.50 per share which is payable on December 6, 2024 to shareholders of record as of the close of business on November 25, 2024.

During the quarter ended September 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non Rule 10b5-1 trading arrangement “ as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

31.1	*Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification by Eric Gatoff, CEO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification by Robert Steinberg, CFO, Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 29, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 7, 2024	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)