Form 10-Q
period 2024-12-29
NATHANS FAMOUS, INC.
filed 2025-02-06
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2024.

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

At January 31, 2025, an aggregate of 4,089,510 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

December 29, 2024 and March 31, 2024

(in thousands, except share and per share amounts)

	December 29, 2024	March 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note E)	$23,711	$21,027
Accounts and other receivables, net (Note G)	14,744	14,731
Inventories	588	842
Prepaid expenses and other current assets (Note H)	1,112	2,176
Total current assets	40,155	38,776

Property and equipment, net of accumulated depreciation of $12,283 and $11,687, respectively	2,243	2,673
Operating lease right-of-use assets (Note Q)	5,220	6,203
Goodwill	95	95
Intangible asset, net (Note I)	565	695
Deferred income taxes	325	275
Other assets	120	141

Total assets	$48,723	$48,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt (Note P)	$2,400	$-
Accounts payable	4,675	5,744
Accrued expenses and other current liabilities (Note K)	4,349	7,615
Current portion of operating lease liabilities (Note Q)	1,915	1,887
Deferred franchise fees	312	327
Total current liabilities	13,651	15,573

Long-term debt, net of unamortized debt issuance costs of $341 and $438, respectively (Note P)	48,659	59,562
Long-term portion of operating lease liabilities (Note Q)	3,809	4,937
Other liabilities	881	810
Deferred franchise fees	714	899

Total liabilities	67,714	81,781

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,379,025 and 9,374,130 shares issued; and 4,089,510 and 4,084,615 shares outstanding at December 29, 2024 and March 31, 2024, respectively	94	94
Additional paid-in capital	63,204	62,936
Retained earnings (Accumulated deficit)	4,373	(9,291)
Stockholders’ equity before treasury stock	67,671	53,739

Treasury stock, at cost, 5,289,515 shares at December 29, 2024 and March 31, 2024, respectively	(86,662)	(86,662)
Total stockholders’ deficit	(18,991)	(32,923)

Total liabilities and stockholders’ deficit	$48,723	$48,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

REVENUES
Branded Products	$21,099	$19,688	$71,781	$68,210
Company-owned restaurants	1,804	1,661	11,351	10,512
License royalties	7,105	6,078	29,517	26,075
Franchise fees and royalties	991	955	3,238	3,321
Advertising fund revenue	520	508	1,508	1,501
Total revenues	31,519	28,890	117,395	109,619

COSTS AND EXPENSES
Cost of sales	19,571	17,872	70,841	66,743
Restaurant operating expenses	991	896	3,509	3,279
Depreciation and amortization	235	268	731	896
General and administrative expenses	3,450	4,209	10,677	11,496
Advertising fund expense	520	508	1,508	1,501
Total costs and expenses	24,767	23,753	87,266	83,915

Income from operations	6,752	5,137	30,129	25,704

Interest expense	(842)	(1,392)	(3,343)	(4,219)
Loss on debt extinguishment (Note P)	(55)	(169)	(389)	(169)
Interest and dividend income	183	138	480	350
Other income, net	21	21	65	65

Income before provision for income taxes	6,059	3,735	26,942	21,731
Provision for income taxes	1,575	1,128	7,151	6,025
Net income	$4,484	$2,607	$19,791	$15,706

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,086	4,080	4,085	4,080
Diluted	4,093	4,080	4,092	4,087

Net income per share:
Basic	$1.10	$0.64	$4.84	$3.85
Diluted	$1.10	$0.64	$4.84	$3.84

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirteen weeks ended December 29, 2024 and December 24, 2023

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Amount	Deficit

Balance, September 29, 2024	9,374,130	$94	$63,353	$1,931	5,289,515	$(86,662)	$(21,284)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(437)	-	-	-	(437)
Dividends on common stock ($0.50 per share)	-	-	-	(2,042)	-	-	(2,042)
Share-based compensation	-	-	288	-	-	-	288
Net income	-	-	-	4,484	-	-	4,484
Balance, December 29, 2024	9,379,025	$94	$63,204	$4,373	5,289,515	$(86,662)	$(18,991)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, September 24, 2023	9,369,235	$94	$62,924	$(11,727)	5,289,515	$(86,662)	$(35,371)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(362)	-	-	-	(362)
Dividends on common stock ($0.50 per share)	-	-	-	(2,040)	-	-	(2,040)
Share-based compensation	-	-	187	-	-	-	187
Net income	-	-	-	2,607	-	-	2,607
Balance, December 24, 2023	9,374,130	$94	$62,749	$(11,160)	5,289,515	$(86,662)	$(34,979)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirty-nine weeks ended December 29, 2024 and December 24, 2023

(in thousands, except share and per share amounts)

(Unaudited)

			Additional	Retained Earnings			Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(437)	-	-	-	(437)
Dividends on common stock ($1.50 per share)	-	-	-	(6,127)	-	-	(6,127)
Share-based compensation	-	-	705	-	-	-	705
Net income	-	-	-	19,791	-	-	19,791
Balance, December 29, 2024	9,379,025	$94	$63,204	$4,373	5,289,515	$(86,662)	$(18,991)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

Cumulative effect of adoption of ASU 2016-13	-	-	-	(187)	-	-	(187)
Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(362)	-	-	-	(362)
Dividends on common stock ($1.50 per share)	-	-	-	(6,120)	-	-	(6,120)
Share-based compensation	-	-	546	-	-	-	546
Net income	-	-	-	15,706	-	-	15,706
Balance, December 24, 2023	9,374,130	$94	$62,749	$(11,160)	5,289,515	$(86,662)	$(34,979)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 29, 2024 and December 24, 2023

(in thousands)

(Unaudited)

	December 29, 2024	December 24, 2023
Cash flows from operating activities:
Net income	$19,791	$15,706
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment	389	169
Depreciation and amortization	731	896
Amortization of debt issuance costs	139	276
Share-based compensation expense	705	546
Provision for expected credit losses	53	75
Deferred income taxes	(50)	172
Changes in operating assets and liabilities:
Accounts and other receivables, net	(66)	1,147
Inventories	254	(15)
Prepaid expenses and other current assets	1,064	308
Other assets	21	20
Operating lease assets and liabilities	(117)	(111)
Accounts payable, accrued expenses and other current liabilities	(4,335)	(5,394)
Deferred franchise fees	(200)	(256)
Other liabilities	71	57

Net cash provided by operating activities	18,450	13,596

Cash flows from investing activities:
Purchase of property and equipment	(171)	(243)

Net cash used in investing activities	(171)	(243)

Cash flows from financing activities:
Proceeds from Credit Facility	60,000	-
Repayment of Senior Secured Notes	(60,000)	(20,000)
Repayment of Credit Facility	(8,600)
Debt issuance costs	(431)	-
Dividends paid to stockholders	(6,127)	(6,120)
Payments of withholding tax on net share settlement of share-based compensation plans	(437)	(362)

Net cash used in financing activities	(15,595)	(26,482)

Net increase (decrease) in cash and cash equivalents	2,684	(13,129)

Cash and cash equivalents, beginning of period	21,027	29,861

Cash and cash equivalents, end of period	$23,711	$16,732

Cash paid during the period for:
Interest	$4,727	$5,477
Income taxes	$6,263	$6,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2024

(in thousands, expect share and per share amounts)

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 29, 2024 and December 24, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to March 31. The 2025 fiscal year will end on March 30, 2025 and will contain 52 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”).

Certain prior period revenue amounts in the condensed consolidated statements of earnings have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations.

Management believes that the disclosures included in the accompanying condensed consolidated interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on June 12, 2024.

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

NOTE B – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. For the Company, annual reporting requirements will be effective for our fiscal year 2025 beginning on April 1, 2024 and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2026. Early adoption is permitted. Entities are required to adopt this guidance on a retrospective basis.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the statement of earnings. Additionally, in January 2025, the FASB issued ASU 2025-01, “Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date for non-calendar year-end entities such as us. The guidance is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. For the Company, annual reporting requirements will be effective for our fiscal year 2028 beginning on March 29, 2027 and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2029. The Company is currently evaluating the impact that the new guidance will have on our consolidated financial statements.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen and thirty-nine weeks ended December 29, 2024 and December 24, 2023 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

Branded Products	$21,099	$19,688	$71,781	$68,210
Company-owned restaurants	1,804	1,661	11,351	10,512
License royalties	7,105	6,078	29,517	26,075
Franchise royalties	897	868	2,944	2,996
Franchise fees	94	87	294	325
Advertising fund revenue	520	508	1,508	1,501
Total revenues	$31,519	$28,890	$117,395	$109,619

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

United States	$30,659	$27,644	$114,419	$104,970
International	860	1,246	2,976	4,649
Total revenues	$31,519	$28,890	$117,395	$109,619

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	December 29, 2024	March 31, 2024
Deferred franchise fees (a)	$1,026	$1,226
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$250	$1,375

(a)	Deferred franchise fees of $312 and $714 as of December 29, 2024 and $327 and $899 as of March 31, 2024 are included in Deferred franchise fees – current and long term, respectively.
(b)	Includes $250 of deferred advertising fund revenue as of December 29, 2024 and $875 of deferred license royalties and $500 of deferred advertising fund revenue as of March 31, 2024.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirty-nine weeks ended
	December 29, 2024	December 24, 2023
Deferred franchise fees at beginning of period	$1,226	$1,608
New deferrals due to cash received and other	94	69
Revenue recognized during the period	(294)	(325)
Deferred franchise fees at end of period	$1,026	$1,352

Significant changes in deferred revenues are as follows (in thousands):

	Thirty-nine weeks ended
	December 29, 2024	December 24, 2023
Deferred revenues at beginning of period	$1,375	$1,406
New deferrals due to cash received and other	500	500
Revenue recognized during the period	(1,625)	(1,656)
Deferred revenues at end of period	$250	$250

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2025 (a)	$83
2026	304
2027	193
2028	98
2029	66
Thereafter	282
Total	$1,026

(a)

Represents franchise fees expected to be recognized for the remainder of the 2025 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $294 of franchise fee revenue recognized for the thirty-nine weeks ended December 29, 2024.

We have applied the optional exemption, as provided for under ASC Topic 606 “Revenues from Contracts with Customers,” which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

NOTE D – INCOME PER SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding and excludes any dilutive effect of share-based awards. Diluted net income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares used in the computation of diluted net income per common share result from the assumed exercise of stock options as determined using the treasury stock method and restricted stock unit awards.

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 29, 2024 and December 24, 2023, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

Net income	$4,484	$2,607	$19,791	$15,706

Common Stock:
Weighted average basic shares outstanding	4,086	4,080	4,085	4,080
Effect of dilutive share-based awards	7	-	7	7
Weighted average diluted shares outstanding	4,093	4,080	4,092	4,087

Net income per share:
Basic	$1.10	$0.64	$4.84	$3.85
Diluted	$1.10	$0.64	$4.84	$3.84

Anti-dilutive share-based awards	120	20	120	20

NOTE E – CASH AND CASH EQUIVALENTS

The Company considers money market funds or short term investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 29, 2024 were $16,000. The Company did not have any cash equivalents at March 31, 2024. The Company’s cash balances principally consist of cash in bank and money market accounts.

At December 29, 2024 and March 31, 2024, substantially all of the Company’s cash balances are in excess of insurance limits of the Federal Deposit Insurance Corporation, or the FDIC. The Company has not experienced any losses in such accounts.

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

The carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of those items.

The carrying amount of our long-term debt (see NOTE P – LONG TERM DEBT) also approximates fair value since such borrowings bear interest at variable market rates and is categorized as Level 2. The face and fair value of the 6.625% Senior Secured Notes due 2025 (“2025 Notes”) as of March 31, 2024 was $60,000 and $59,903, respectively, and was based upon review of observable pricing in secondary markets as of March 31, 2024. Accordingly, the Company classified it as Level 2.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 29, 2024, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 29,	March 31,
	2024	2024

Branded product sales	$10,840	$10,833
Franchise and license royalties	3,805	4,139
Other	540	162
	15,185	15,134

Less: allowance for credit losses	(441)	(403)
Accounts and other receivables, net	$14,744	$14,731

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

Changes in the Company’s allowance for credit losses for the thirty-nine week period ended December 29, 2024 and the fiscal year ended March 31, 2024 are as follows (in thousands):

	December 29, 2024	March 31, 2024

Beginning balance	$403	$480
Cumulative effect of adoption of ASU 2016-13	-	252
Bad debt expense	53	157
Write offs and other	(15)	(486)
Ending balance	$441	$403

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 29,	March 31,
	2024	2024

Income taxes	$-	$858
Real estate taxes	157	93
Insurance	296	268
Marketing	400	562
Other	259	395
Total prepaid expenses and other current assets	$1,112	$2,176

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

There have been no significant events or changes in circumstances during the thirteen and thirty-nine week periods ended December 29, 2024 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of December 29, 2024.

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

There have been no significant events or changes in circumstances during the thirteen and thirty-nine week periods ended December 29, 2024 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of December 29, 2024.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 29,	March 31,
	2024	2024

Payroll and other benefits	$2,431	$3,522
Accrued rebates	1,102	693
Rent and occupancy costs	56	78
Deferred revenue	250	1,375
Interest	153	1,676
Professional fees	140	56
Sales, use and other taxes	52	41
Corporate income taxes	10	-
Other	155	174
Total accrued expenses and other current liabilities	$4,349	$7,615

NOTE L – INCOME TAXES

The effective income tax rates for the thirteen weeks ended December 29, 2024 and December 24, 2023 were 26.0% and 30.2%, respectively. The effective income tax rate for the thirteen weeks ended December 29, 2024 reflected $1,575 of income tax expense recorded on $6,059 of pre-tax income. The effective income tax rate for the thirteen weeks ended December 24, 2023 reflected $1,128 of income tax expense recorded on $3,735 of pre-tax income.

The effective income tax rates for the thirty-nine weeks ended December 29, 2024 and December 24, 2023 were 26.5% and 27.7%, respectively. The effective income tax rate for the thirty-nine weeks ended December 29, 2024 reflected $7,151 of income tax expense recorded on $26,942 of pre-tax income. The effective income tax rate for the thirty-nine weeks ended December 24, 2023 reflected $6,025 of income tax expense recorded on $21,731 of pre-tax income.

The effective income tax rates for the thirteen and thirty-nine weeks ended December 29, 2024 and December 24, 2023 were higher than the United States statutory income tax rate primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits included in Other liabilities at December 29, 2024 and March 31, 2024 was $506 and $465, respectively, all of which would impact the Company’s effective tax rate, if recognized. As of December 29, 2024 and March 31, 2024, the Company had approximately $392 and $345, respectively, accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

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

Product licensing – This segment derives revenue, primarily in the form of royalties, from licensing a broad variety of Nathan’s Famous branded products, including our hot dogs, frozen crinkle-cut French fries and additional products through retail supermarkets, grocery channels and club stores primarily throughout the United States.

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

Operating segment information is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

Revenues
Branded Product Program	$21,099	$19,688	$71,781	$68,210
Product licensing	7,105	6,078	29,517	26,075
Restaurant operations	2,795	2,616	14,589	13,833
Advertising fund revenue	520	508	1,508	1,501
Total revenues	$31,519	$28,890	$117,395	$109,619

Income from operations
Branded Product Program	$2,209	$2,421	$5,406	$5,769
Product licensing	7,059	6,033	29,380	25,939
Restaurant operations	(86)	(308)	2,741	2,000
Corporate	(2,430)	(3,009)	(7,398)	(8,004)
Income from operations	$6,752	$5,137	$30,129	$25,704

Interest expense	(842)	(1,392)	(3,343)	(4,219)
Loss on debt extinguishment	(55)	(169)	(389)	(169)
Interest and dividend income	183	138	480	350
Other income, net	21	21	65	65
Income before provision for income taxes	$6,059	$3,735	$26,942	$21,731

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen and thirty-nine week periods ended December 29, 2024 and December 24, 2023 was $288 and $187, and $705 and $546, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Condensed Consolidated Statements of Earnings. As of December 29, 2024, there was $3,569 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately 39 months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense under all share-based awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

Stock options	$119	$18	$198	$39
Restricted stock units	169	169	507	507
Total compensation cost	$288	$187	$705	$546

Stock options:

During the thirty-nine week period ended December 29, 2024, the Company granted options to purchase 110,000 shares at an exercise price of $74.47 per share, all of which expire five years from the date of grant. All such options vest ratably over a four-year period commencing August 19, 2024.

The weighted average option fair value, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the thirty-nine week period ended December 29, 2024 are as follows:

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

Transactions with respect to stock options for the thirty-nine weeks ended December 29, 2024 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 31, 2024	20,000	$73.25	3.36	$23
Granted	110,000	$74.47	4.64	-
Exercised	-	-	-	-
Options outstanding at December 29, 2024	130,000	$74.28	4.33	$608

Options exercisable at December 29, 2024	10,000	$70.88	2.11	$81

Restricted stock units:

Transactions with respect to restricted stock units for the thirty-nine weeks ended December 29, 2024 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 31, 2024	40,000	$67.59
Granted	-	-
Vested	(10,000)	$67.59
Unvested restricted stock units at December 29, 2024	30,000	$67.59

NOTE O– STOCKHOLDERS’ EQUITY

1. Dividends

On July 2, 2024, September 6, 2024 and December 6, 2024, the Company paid quarterly dividends of $0.50 per share. Through December 29, 2024, the Company paid quarterly dividends aggregating $6,127.

Effective February 6, 2025, the Board of Directors (the “Board”) declared its fourth quarterly cash dividend of $0.50 per share for fiscal 2025 payable on February 28, 2025 to stockholders of record as of the close of business on February 18, 2025.

Our ability to pay future dividends is limited by the terms of our Credit Agreement (as defined in NOTE P – LONG TERM DEBT). In addition to the terms of our Credit Agreement, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Repurchase Program

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 29, 2024, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At December 29, 2024 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 29, 2024	March 31, 2024

6.625% Senior Secured Notes due 2025	$-	$60,000
SOFR Term Loan Borrowings with an effective interest rate of 5.946%	51,400	-
Total debt	51,400	60,000

Less: Unamortized debt issuance costs	(341)	(438)
Total debt, net of debt issuance costs	51,059	59,562
Less: Current portion of long-term debt	(2,400)	-
Long-term debt, net	$48,659	$59,562

The Company’s mandatory debt principal repayments as of December 29, 2024 were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2025	$600
2026	2,400
2027	2,400
2028	2,400
2029	2,400
2030	41,200
Total	$51,400

Total debt repayments for the remainder of 2025 through 2030 exceed the total carrying amount of the Company’s debt as of December 29, 2024 because the carrying amount reflects the unamortized portion of debt issuance costs.

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

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of December 29, 2024, there were no outstanding borrowings under the Revolving Loan.

In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $334 that reflected the write-off of the remainder of the debt issuance costs on the 2025 Notes. Additionally, in connection with the refinancing, the Company incurred $431 of debt issuance costs on the Term Loan borrowings that were capitalized and will be amortized over the term of the Credit Agreement.

Term Loan and Revolving Loan borrowings under the Credit Agreement will bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40% for one (1), three (3) or six (6) month periods, as selected by the Company in its Loan Notice. The Company will be subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount. The interest rate on the Term Loan borrowings at December 29, 2024 was 5.946%.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at December 29, 2024.

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

On October 10, 2024, the Company made a voluntary principal prepayment of $8,000 of its Term Loan borrowings and incurred a loss on debt extinguishment of approximately $55 in the third quarter of fiscal 2025 related to the write-off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen and thirty-nine week periods ended December 29, 2024 and December 24, 2023 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

Operating lease cost	$392	$389	$1,253	$1,238
Variable lease cost	470	424	1,568	1,311
Less: Sublease income, net	(21)	(21)	(63)	(65)

Total net lease cost	$841	$792	$2,758	$2,484

The following table presents the components of the net lease cost on the Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine week periods ended December 29, 2024 and December 24, 2023 (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

Restaurant operating expenses	$659	$613	$2,207	$1,960
General and administrative expenses	203	200	614	589
Less: Other income, net	(21)	(21)	(63)	(65)

Total net lease cost	$841	$792	$2,758	$2,484

Cash paid for amounts included in the measurement of lease liabilities for the thirteen and thirty-nine week periods ended December 29, 2024 and December 24, 2023 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

Operating cash flows from operating leases	$267	$234	$1,099	$1,019

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 29, 2024 were as follows:

Weighted average remaining lease term (years):	3.8

Weighted average discount rate:	8.482%

Future lease commitments to be paid and received by the Company as of December 29, 2024 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2025 (a)	$392	$42	$350
2026	1,923	278	1,645
2027	1,931	281	1,650
2028	1,781	129	1,652
2029	434	118	316
Thereafter	171	376	(205)
Total lease commitments	$6,632	$1,224	$5,408
Less: Amount representing interest	(908)
Present value of lease liabilities (b)	$5,724

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2025 fiscal year. Amount does not include $1,255 of lease commitments paid and received by the Company for the thirty-nine week period ended December 29, 2024.

(b)

The present value of minimum operating lease payments of $1,915 and $3,809 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively on the Condensed Consolidated Balance Sheets.

Company as lessor

The components of net lease income for the thirteen and thirty-nine week periods ended December 29, 2024 and December 24, 2023 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023

Operating lease income, net	$21	$21	$63	$65

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

NOTE S – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “projects,” “may,” “would,” “should,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-Q are based upon information available to us on the date of this Form 10-Q.

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of disease epidemics such as the COVID-19 pandemic; increases in the cost of food and paper products; the impact of price increases on customer visits; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with Smithfield Foods, Inc.; the impact of our debt service and repayment obligations under our Credit Agreement, including the effect on our ability to fund working capital, operations and make investments; economic (including inflationary pressures like those currently being experienced); weather (including the impact on sales at our restaurants particularly during the summer months); changes in the price of beef and beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; potential changes in U.S. income tax or tariff policies; the collectability of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employer” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 31, 2024, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At December 29, 2024, our restaurant system, excluding virtual kitchens, consisted of 240 locations, including 128 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 12 foreign countries.

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

Recent events

Refinancing of Senior Secured Notes due 2025

On July 10, 2024, the Company entered into a five-year unsecured Credit Agreement (the “Credit Agreement”) with Citibank, N.A. and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 6.625% Senior Secured Notes due 2025 (the “2025 Notes”). See NOTE P – LONG TERM DEBT of the preceding condensed consolidated financial statements and “Liquidity and Capital Resources” for additional information on the Credit Agreement and refinancing. Our future results may be impacted by our debt service and repayment obligations under our Credit Agreement.

Inflationary Factors

Inflationary pressures negatively impacted our earnings during the thirty-nine week period ended December 29, 2024, most notably within our Branded Product Program segment, due primarily to commodity prices on beef and beef trimmings. This trend may continue throughout the remainder of fiscal year 2025. In general, we have been able to offset cost increases resulting from inflation by increasing prices and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. We continue to monitor these inflationary pressures and will continue to implement mitigation measures as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

Critical Accounting Estimates

As discussed in our Form 10-K for the fiscal year ended March 31, 2024, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those condensed consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting estimates relate to impairment of intangible assets; impairment of long-lived assets; current expected credit losses and income taxes (including uncertain tax positions). During the thirty-nine week period ended December 29, 2024, there have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

New Accounting Standards Not Yet Adopted

Please refer to Note B of the preceding condensed consolidated financial statements for our discussion of New Accounting Standards Not Yet Adopted.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
	(unaudited)		(unaudited)

Net income	$4,484	$2,607	$19,791	$15,706
Interest expense	842	1,392	3,343	4,219
Provision for income taxes	1,575	1,128	7,151	6,025
Depreciation and amortization	235	268	731	896
EBITDA	7,136	5,395	31,016	26,846

Loss on debt extinguishment	55	169	389	169
Share-based compensation	288	187	705	546
Adjusted EBITDA	$7,479	$5,751	$32,110	$27,561

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned restaurants, principally at Coney Island, and franchised restaurants from which franchised royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth quarter representing the slowest period. Additionally, revenues from our Branded Product Program, Branded Menu Program and retail licensing program generally follow similar seasonal fluctuations, although not to the same degree. We expect that this seasonality will continue. Working capital requirements may vary throughout the year to support these seasonal patterns.

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen and thirty-nine weeks ended December 29, 2024 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended December 29, 2024 compared to thirteen weeks ended December 24, 2023

Revenues

Total revenues increased by approximately 9% to $31,519,000 for the thirteen weeks ended December 29, 2024 (“third quarter fiscal 2025”) as compared to $28,890,000 for the thirteen weeks ended December 24, 2023 (“third quarter fiscal 2024”).

Foodservice sales from the Branded Product Program increased by approximately 7% to $21,099,000 for the third quarter fiscal 2025 as compared to $19,688,000 for the third quarter fiscal 2024. During the third quarter fiscal 2025, the volume of hot dogs sold in the Branded Product Program was comparable to the third quarter fiscal 2024. Our average selling prices increased by approximately 6% as compared to the third quarter fiscal 2024.

Total Company-owned restaurant sales increased by approximately 9% to $1,804,000 during the third quarter fiscal 2025 as compared to $1,661,000 during the third quarter fiscal 2024. Restaurant sales were primarily impacted by higher sales at our Coney Island locations due to an increase in our average check.

License royalties increased by approximately 17% to $7,105,000 in the third quarter fiscal 2025 as compared to $6,078,000 in the third quarter fiscal 2024. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice increased 16% to $6,146,000 for the third quarter fiscal 2025 as compared to $5,279,000 in the third quarter fiscal 2024. The increase is due to a 19% increase in retail volume which was offset, in part, by a 2% decrease in net selling price. The foodservice business royalties were $15,000 lower as compared to the third quarter fiscal 2024. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $160,000 during the third quarter fiscal 2025 as compared to the third quarter fiscal 2024 primarily due to higher royalties earned on sales of French fries, onion rings, proprietary spices, franks-in-a-blanket, mozzarella sticks and bottled mustard.

Franchise fees and royalties were $991,000 in the third quarter fiscal 2025 as compared to $955,000 in the third quarter fiscal 2024. Total royalties were $897,000 in the third quarter fiscal 2025 as compared to $868,000 in the third quarter fiscal 2024. Royalties earned under the Branded Menu Program were $182,000 in the third quarter fiscal 2025 as compared to $150,000 in the third quarter fiscal 2024. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $16,000 in the third quarter fiscal 2025 as compared to $14,000 in the third quarter fiscal 2024. Traditional franchise royalties were $699,000 in the third quarter fiscal 2025 as compared to $704,000 in the third quarter fiscal 2024. Franchise restaurant sales increased to $16,066,000 in the third quarter fiscal 2025 as compared to $15,635,000 in the third quarter fiscal 2024 primarily due to higher sales at airport locations, travel plazas and casino locations primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 59 Nathan’s outlets, excluding sales under the Branded Menu Program) were $12,805,000 in the third quarter fiscal 2025 as compared to $12,377,000 in the third quarter fiscal 2024.

At December 29, 2024, 236 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 238 franchised locations, including domestic, international and Branded Menu Program units at December 24, 2023. Total franchise fee income was $94,000 in the third quarter fiscal 2025 as compared to $87,000 in the third quarter fiscal 2024. Domestic franchise fee income was $25,000 in the third quarter fiscal 2025 as compared to $26,000 in the third quarter fiscal 2024. International franchise fee income was $59,000 in the third quarter fiscal 2025 as compared to $61,000 in the third quarter fiscal 2024.

We recognized $10,000 in forfeited fees in the third quarter fiscal 2025. We did not recognize any forfeited fees in the third quarter fiscal 2024. During the third quarter fiscal 2025, three franchise locations opened and ten franchise locations closed. During the third quarter fiscal 2024, three franchised locations opened.

Advertising fund revenue, after eliminating Company contributions, was $520,000 during the third quarter fiscal 2025 as compared to $508,000 during the third quarter fiscal 2024 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 10% to $19,571,000 in the third quarter fiscal 2025 as compared to $17,872,000 in the third quarter fiscal 2024. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $3,332,000 or 15% of sales during the third quarter fiscal 2025 as compared to $3,477,000 or 16% of sales during the third quarter fiscal 2024.

Cost of sales in the Branded Product Program increased by 10% to $18,336,000 in the third quarter fiscal 2025 as compared to $16,688,000 in the third quarter fiscal 2024, primarily due to an 8.5% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle, combined with industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the third quarter fiscal 2025 or the third quarter fiscal 2024. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2025 was $1,235,000 or 68% of restaurant sales as compared to $1,184,000 or 71% of restaurant sales in the third quarter fiscal 2024. Food and paper costs as a percentage of Company-owned restaurant sales were 26%, down from 29% in the comparable period of the prior year driven, in part, by price increases across most menu offerings. Labor and related expenses as a percentage of Company-owned restaurant sales were 42% which was comparable to the third quarter fiscal 2024.

Restaurant operating expenses were $991,000 in the third quarter fiscal 2025 as compared to $896,000 in the third quarter fiscal 2024. The increase is due primarily to higher occupancy expenses of $50,000, higher repairs and maintenance expenses of $16,000, and higher utilities expenses of $11,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 55% in the third quarter fiscal 2025 as compared to 54% in the third quarter fiscal 2024.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $235,000 in the third quarter fiscal 2025 as compared to $268,000 in the third quarter fiscal 2024.

General and administrative expenses decreased by $759,000 or 18% to $3,450,000 in the third quarter fiscal 2025 as compared to $4,209,000 in the third quarter fiscal 2024. The decrease in general and administrative expenses was primarily attributable to lower professional fees of $149,000, lower consulting fees of $60,000 and a cash bonus payment of $500,000 to the Company’s Executive Chairman of the Board in the third quarter fiscal 2024.

Advertising fund expense, after eliminating Company contributions, was $520,000 during the third quarter fiscal 2025 as compared to $508,000 in the third quarter fiscal 2024.

Other Items

Interest expense of $842,000 in the third quarter fiscal 2025 represented interest expense of $825,000 on the Secured Overnight Financing Rate (“SOFR”) Term Loan borrowings and amortization of debt issuance costs of $17,000.

Interest expense of $1,392,000 in the third quarter fiscal 2024 represented interest expense of $1,300,000 on the 2025 Notes and amortization of debt issuance costs of $92,000.

On October 10, 2024, the Company made a voluntary prepayment of $8,000,000 of its Term Loan borrowings under the Credit Agreement and recorded a loss on debt extinguishment of $55,000 related to the write-off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

On December 19, 2023, the Company completed the partial redemption, in the principal amount of $20,000,000 of the 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $169,000 that reflected the write-off of a portion of previously recorded debt issuance costs.

Interest and dividend income of $183,000 in the third quarter fiscal 2025 represented amounts earned by the Company on its interest bearing bank and money market accounts and mutual funds as compared to $138,000 in the third quarter fiscal 2024. The increase is due to a larger balance of cash and cash equivalents earning interest at higher rates in the third quarter fiscal 2025 as compared to the third quarter of fiscal 2024.

Other income, net was $21,000 in the third quarter fiscal 2025 and the third quarter fiscal 2024, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the third quarter fiscal 2025 was 26.0% as compared to 30.2% in the third quarter fiscal 2024. The effective income tax rate for the third quarter fiscal 2025 reflected income tax expense of $1,575,000 recorded on $6,059,000 of pre-tax income. The effective income tax rate for the third quarter fiscal 2024 reflected income tax expense of $1,128,000 recorded on $3,735,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits at December 29, 2024 was $506,000 all of which would impact the Company’s effective tax rate, if recognized. As of December 29, 2024, the Company had approximately $392,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $46,000 during the fiscal year ending March 30, 2025 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Results of Operations

Thirty-nine weeks ended December 29, 2024 compared to thirty-nine weeks ended December 24, 2023

Revenues

Total revenues increased by approximately 7% to $117,395,000 for the thirty-nine weeks ended December 29, 2024 (“fiscal 2025 period”) as compared to $109,619,000 for the thirty-nine weeks ended December 24, 2023 (“fiscal 2024 period”).

Foodservice sales from the Branded Product Program increased by approximately 5% to $71,781,000 for the fiscal 2025 period as compared to $68,210,000 for the fiscal 2024 period. During the fiscal 2025 period, the volume of hot dogs sold in the Branded Product Program increased by approximately 1.5% as compared to the fiscal 2024 period. Our average selling prices increased by approximately 3.5% as compared to the fiscal 2024 period.

Total Company-owned restaurant sales increased by approximately 8% to $11,351,000 during the fiscal 2025 period as compared to $10,512,000 during the fiscal 2024 period. Restaurant sales were primarily impacted by higher sales at our Coney Island locations due to an increase in our average check.

License royalties increased by approximately 13% to $29,517,000 in the fiscal 2025 period as compared to $26,075,000 in the fiscal 2024 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased 13% to $26,751,000 for the fiscal 2025 period as compared to $23,582,000 in the fiscal 2024 period. The increase is due to a 15% increase in retail volume which was offset, in part, by a 2% decrease in net selling price. The foodservice business earned higher royalties of $91,000 as compared to the fiscal 2024 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $273,000 during the fiscal 2025 period as compared to the fiscal 2024 period primarily due to higher royalties earned on sales of French fries, onion rings, proprietary spices, franks-in-a-blanket, mozzarella sticks and bottled mustard.

Franchise fees and royalties were $3,238,000 in the fiscal 2025 period as compared to $3,321,000 in the fiscal 2024 period. Total royalties were $2,944,000 in the fiscal 2025 period as compared to $2,996,000 in the fiscal 2024 period. Royalties earned under the Branded Menu Program were $604,000 in the fiscal 2025 period as compared to $603,000 in the fiscal 2024 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $42,000 in the fiscal 2025 period as compared to $64,000 in the fiscal 2024 period. Traditional franchise royalties were $2,298,000 in the fiscal 2025 period as compared to $2,329,000 in the fiscal 2024 period. Franchise restaurant sales increased to $52,400,000 in the fiscal 2025 period as compared to $52,068,000 in the fiscal 2024 period primarily due to higher traffic at casino locations primarily in Las Vegas, Nevada, which were offset, in part, by lower traffic at international locations and seasonal entertainment venues. Comparable domestic franchise sales (consisting of 58 Nathan’s units, excluding sales under the Branded Menu Program) were $42,305,000 in the fiscal 2025 period as compared to $41,666,000 in the fiscal 2024 period.

At December 29, 2024, 236 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 238 franchised locations, including domestic, international and Branded Menu Program franchise units at December 24, 2023. Total franchise fee income was $294,000 in the fiscal 2025 period as compared to $325,000 in the fiscal 2024 period. Domestic franchise fee income was $83,000 in the fiscal 2025 period as compared to $81,000 in the fiscal 2024 period. International franchise fee income was $178,000 in the fiscal 2025 period as compared to $181,000 during the fiscal 2024 period.

We recognized $33,000 and $63,000 in forfeited fees in the fiscal 2025 period and fiscal 2024 period, respectively. During the fiscal 2025 period, twenty-four franchise locations opened and eighteen franchise locations closed. During the fiscal 2024 period, seventeen franchise locations opened and eleven franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $1,508,000 in the fiscal 2025 period, as compared to $1,501,000 during the fiscal 2024 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 6% to $70,841,000 in the fiscal 2025 period as compared to $66,743,000 in the fiscal 2024 period. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $12,291,000 or 15% of sales during the fiscal 2025 period as compared to $11,979,000 or 15% of sales during the fiscal 2024 period.

Cost of sales in the Branded Product Program increased by 6% to $64,626,000 during the fiscal 2025 period as compared to $60,698,000 during the fiscal 2024 period, primarily due to a 1.5% increase in the volume of hot dogs sold, as well as a 4% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle, combined with industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2025 and 2024 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2025 period was $6,215,000 or 55% of restaurant sales as compared to $6,045,000 or 58% of restaurant sales in the fiscal 2024 period. Food and paper costs as a percentage of Company-owned restaurant sales were 25%, down from 28% in the comparable period of the prior year driven, in part, by price increases across most menu offerings. Labor and related expenses as a percentage of Company-owned restaurant sales were 29% which was comparable to the fiscal 2024 period.

Restaurant operating expenses were $3,509,000 in the fiscal 2025 period as compared to $3,279,000 in the fiscal 2024 period. The increase is due primarily to higher occupancy expenses of $196,000, higher repairs and maintenance expenses of $26,000, and higher insurance costs of $51,000 which were offset, in part, by lower delivery charges of $48,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 31% in the fiscal 2025 period which was comparable to the fiscal 2024 period.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $731,000 in the fiscal 2025 period as compared to $896,000 in the fiscal 2024 period.

General and administrative expenses decreased by $819,000 or 7% to $10,677,000 in the fiscal 2025 period as compared to $11,496,000 in the fiscal 2024 period. The decrease in general and administrative expenses was primarily attributable to lower professional fees of $291,000, lower consulting fees of $133,000 and a cash bonus payout of $500,000 to the Company’s Executive Chairman of the Board in the fiscal 2024 period which were offset, in part, by higher share-based compensation expense of $158,000.

Advertising fund expense, after eliminating Company contributions, was $1,508,000 in the fiscal 2025 period, as compared to $1,501,000 in the fiscal 2024 period.

Other Items

Interest expense of $3,343,000 in the fiscal 2025 period represented interest expense of $1,449,000 and $1,755,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively, and amortization of debt issuance costs of $104,000 and $35,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively.

Interest expense of $4,219,000 in the fiscal 2024 period represented interest expense of $3,943,000 on the 2025 Notes and amortization of debt issuance costs of $276,000.

On July 10, 2024, the Company refinanced and redeemed its outstanding 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $334,000 that reflected the write-off of the remainder of previously recorded debt issuance costs on the 2025 Notes. Subsequently, on October 10, 2024, the Company made a voluntary prepayment of $8,000,000 of its Term Loan borrowings under the Credit Agreement and recorded a loss on debt extinguishment of $55,000 related to the write-off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

On December 19, 2023, the Company completed the partial redemption, in the principal amount of $20,000,000 of the 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $169,000 that reflected the write-off of a portion of previously recorded debt issuance costs.

Interest and dividend income of $480,000 in the fiscal 2025 period represented amounts earned by the Company on its interest bearing bank and money market accounts and mutual fund as compared to $350,000 in the fiscal 2024 period. The increase is due to a larger balance of cash and cash equivalents earning interest at higher rates in the fiscal 2025 period as compared to the fiscal 2024 period.

Other income, net was $65,000 in the fiscal 2025 period and the fiscal 2024 period which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2025 period was 26.5% compared to 27.7% in the fiscal 2024 period. The effective income tax rate for the fiscal 2025 period reflected income tax expense of $7,151,000 recorded on $26,942,000 of pre-tax income. The effective income tax rate for the fiscal 2024 period reflected income tax expense of $6,025,000 recorded on $21,731,000 of pre-tax income. The effective tax rates are higher than the statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits at December 29, 2024 was $506,000 all of which would impact the Company’s effective tax rate, if recognized. As of December 29, 2024, the Company had approximately $392,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $46,000 during the fiscal year ending March 30, 2025 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At December 29, 2024 and December 24, 2023, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Cash and cash equivalents at December 29, 2024 aggregated $23,711,000, a $2,684,000 increase during the fiscal 2025 period as compared to cash of $21,027,000 at March 31, 2024. Net working capital increased to $26,504,000 at December 29, 2024 as compared to $23,203,000 at March 31, 2024.

Our primary sources of liquidity are cash flows from operations. Our primary cash requirements are to fund our quarterly dividends, to satisfy the debt service under our credit facility, capital expenditures, working capital and general corporate needs.

2025 Notes

On May 1, 2024, we paid our first semi-annual interest payment on the 2025 Notes of $1,987,500 for the fiscal 2025 period. On August 13, 2024, in connection with the redemption of all of the outstanding $60,000,000 principal amount of its 2025 Notes, the Company paid its final required interest payment of $1,137,000 on the redeemed 2025 Notes.

Unsecured Credit Agreement

On September 30, 2024 and December 31, 2024, we paid our mandatory debt principal repayments of $600,000 each, or $1,200,000 in the aggregate, on our Term Loan borrowings under the Credit Agreement. On October 10, 2024, we made a voluntary principal prepayment of $8,000,000 on our outstanding Term Loan borrowings under the Credit Agreement. The prepayment was primarily funded by operating cash flows. As of December 29, 2024, the Company has made cash interest payments of approximately $1,602,000 on the Term Loan borrowings under the Credit Agreement.

Cash flow for the fiscal year 2025 will be impacted by various factors, including, as discussed further below in this “Liquidity and Capital Resources” section, (i) debt issuance costs incurred in connection with our Credit Agreement, (ii) mandatory debt repayments on our Term Loan borrowings under our Credit Agreement, (iii) interest payments on our 2025 Notes and our Term Loan borrowings under our Credit Agreement, (iv) voluntary debt repayments on our Term Loan borrowings and (v) expected dividend payments.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(In thousands)	Thirty-nine weeks ended
	December 29,	December 24,
	2024	2023

Net cash provided by operating activities	$18,450	$13,596
Net cash used in investing activities	(171)	(243)
Net cash used in financing activities	(15,595)	(26,482)
Net increase (decrease) in cash and cash equivalents	$2,684	$ (13,129)

Operating activities

Cash provided by operations of $18,450,000 in the fiscal 2025 period is primarily attributable to net income of $19,791,000 in addition to other non-cash operating items of $1,967,000, offset by changes in other operating assets and liabilities of $3,308,000. Non-cash operating expenses consist principally of depreciation and amortization of $731,000, amortization of debt issuance costs of $139,000, share-based compensation expense of $705,000, a loss on debt extinguishment of $389,000 and a provision for credit losses of $53,000. In the fiscal 2025 period, accounts and other receivables increased by $66,000 due primarily to higher receivables due to the Advertising Fund of $378,000 which were offset, in part, by lower franchise and license royalties receivable of $334,000. Prepaid expenses and other current assets decreased by $1,064,000 due principally to a decrease in prepaid income taxes of $858,000 and a decrease in prepaid marketing and other expenses of $298,000. Accounts payable, accrued expenses and other current liabilities decreased by $4,335,000 due to a decline in accrued payroll and other benefits of $1,091,000 resulting primarily from the payment of year-end fiscal 2024 incentive compensation; earned deferred revenue of $1,125,000; a decline in accrued interest expenses of $1,523,000 resulting primarily from the timing of our debt service payments under our Credit Agreement and a decrease in accounts payable due to the timing of seasonal product purchases for our Branded Product Program and Company-owned restaurants.

Investing activities

Cash used in investing activities was $171,000 in the fiscal 2025 period primarily in connection with capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

In connection with the Company’s refinancing of the 2025 Notes, the Company borrowed $60,000,000 in Term Loan borrowings pursuant to the Credit Agreement and simultaneously redeemed the 2025 Notes. We incurred $431,000 of debt issuance costs in connection with this refinancing. We made a $600,000 mandatory principal repayment as well as an $8,000,000 voluntary principal repayment on our Term Loan borrowings under the Credit Agreement. Further, the Company paid its first, second and third quarterly cash dividends of $0.50 per share totaling $6,127,000. The Company also paid $437,000 for withholding taxes on the net share vesting of 10,000 restricted stock units.

Credit Facility

On July 10, 2024 (the “Effective Date”), the Company entered into a five-year unsecured Credit Agreement among the Company, as borrower, direct and indirect subsidiaries of the Company, as guarantors, the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent, swing line lender, L/C issuer and a Lender.

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

The Company borrowed $60,000,000 in Term Loan borrowings under the Credit Agreement on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of December 29, 2024, there were no outstanding borrowings under the Revolving Loan. See NOTE P – LONG TERM DEBT in the accompanying condensed consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 29, 2024, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At December 29, 2024, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2025 period. We may return capital to our stockholders through stock repurchases, subject to any restrictions in our new Credit Agreement, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at December 29, 2024 aggregating $23,711,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first, second and third quarterly cash dividends of fiscal 2025 on July 2, 2024, September 6, 2024, and December 6, 2024 aggregating $6,127,000.

Effective February 6, 2025, the Company declared its fourth quarter dividend of $0.50 per common share to stockholders of record as of the close of business on February 18, 2025, which is payable on February 28, 2025.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2025 at the same rate as declared in the first, second and third quarter of fiscal 2025, the Company’s total cash requirement for dividends for all of fiscal 2025 would be approximately $8,172,000 based on the number of shares of common stock outstanding at January 31, 2025. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Our ability to pay future dividends is limited by the terms of our Credit Agreement. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of our Credit Agreement.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the principal and interest obligations under the Credit Agreement, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. During the fiscal year ending March 30, 2025, we made cash interest payments of $3,124,500 on the 2025 Notes. While our Credit Agreement bears interest at a fluctuating interest rate based on SOFR plus a spread adjustment, if the Company makes its remaining fiscal year 2025 cash interest payments on its outstanding Term Loan borrowings at the interest rate effective at February 6, 2025, then during the fiscal year ended March 30, 2025, we expect to make cash interest payments of approximately $2,331,000 on the Term Loan borrowings.

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

Contractual Obligations

At December 29, 2024, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

At December 29, 2024, our contractual obligations primarily consist of the Term Loan borrowings under our Credit Agreement and the mandatory debt principal repayments and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See NOTE P – LONG TERM DEBT and NOTE Q – LEASES in the accompanying condensed consolidated financial statements included in Part I, Item 1. for additional information and as disclosed in our Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on June 12, 2024.

Inflationary Pressures

Inflationary pressures on commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2025 period, and this trend may continue through the remainder of fiscal year 2025.

Our average cost of hot dogs during the fiscal 2025 period was approximately 4% higher than during the fiscal 2024 period. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2025. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers where our Company-owned restaurants are located. On January 1, 2025, the minimum wage increased to $16.50 in New York City, Long Island and Westchester which will be followed by an additional $0.50 increase in 2026. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. There has also been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

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

Continued increases in labor costs, commodity prices and other operating expenses, including health care, could adversely affect our operations. We attempt to manage inflationary pressure, and rising commodity costs, at least in part, through raising prices. Delays in implementing price increases, competitive pressures, consumer spending levels and other factors may limit our ability to offset these rising costs. Volatility in commodity prices, including beef and beef trimmings, could have a significant adverse effect on our results of operations.

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 29, 2024, Nathan’s cash and cash equivalents balance aggregated $23,711,000. Earnings on this cash would increase or decrease by approximately $59,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into the Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Borrowings under our Credit Agreement bear interest at a fluctuating interest rate based on SOFR or a base rate plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in the interest rate on our outstanding unsecured Term Loan borrowings at December 29, 2024 would lead to an increase of approximately $514,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during the fiscal 2025 period, most notably within our restaurant operations and Branded Product Program segments. We expect this trend to continue for the remainder of fiscal 2025. Our average cost of hot dogs during the fiscal 2025 period was approximately 4% higher than during the fiscal 2024 period.

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

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our Branded Product Program customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our Branded Product Program customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended December 29, 2024 would have increased or decreased our cost of sales by approximately $6,575,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective February 6, 2025, the Board declared its quarterly cash dividend of $0.50 per share which is payable on February 28, 2025 to shareholders of record as of the close of business on February 18, 2025.

During the quarter ended December 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 29, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 6, 2025	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2025	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)