Form 10-K
period 2025-03-30
NATHANS FAMOUS, INC.
filed 2025-06-10
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 27, 2024- was approximately $229,609,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 5, 2025, there were outstanding 4,089,510 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the conclusion of Nathan Famous, Inc.’s fiscal year ended March 30, 2025.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “projects”, “may”, “would”, “should”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements contained in this Form 10-K are based upon information available to us on the date of this Form 10-K.

Item 1.         Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries. References to a year are to our fiscal year, unless the context requires otherwise. Our 2025 year commenced on April 1, 2024 and ended on March 30, 2025; and our 2024 year commenced on March 27, 2023 and ended on March 31, 2024.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in approximately 79,000 locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in twenty foreign countries. The Company considers itself to be in the foodservice industry and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, frozen crinkle-cut French fries and additional products through supermarkets, grocery channels and club stores throughout the United States. As of March 30, 2025, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

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

●

Our franchised restaurant operations predominately feature a menu consisting of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages as well as other items. We earn royalties on sales at these franchise locations and virtual kitchens (existing kitchens with no Nathan’s Famous branded storefront presence, used to fill online orders for delivery). In addition to our traditional franchised restaurants and virtual kitchens, we enable approved foodservice operators to offer a Nathan’s Famous menu of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries, proprietary toppings and a limited menu of other Nathan’s products through our Branded Menu Program (“BMP”). We earn royalties on Nathan’s products purchased from Nathan’s approved distributors by our BMP franchise operators.

We also own the Arthur Treacher’s Fish & Chips brand and trademarks. We use the Arthur Treacher’s Fish & Chips brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants, as well as online platforms for third party delivery, such as UberEats, GrubHub and DoorDash.

Our Competitive Strengths

We believe that we benefit from the following competitive strengths:

Iconic Brand with Global Recognition

For over 100 years, we have cultivated Nathan’s Famous into an iconic brand with global recognition. From our authentic origins on Coney Island to our popular Nathan’s Famous International Hot Dog Eating Contest, the Nathan’s Famous brand has become synonymous with premium hot dogs enjoyed throughout the year including cookouts, and July 4th celebrations. Over time, we have continued expanding the number and types of points of distribution for Nathan’s Famous products by leveraging our highly recognizable brand.

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

Multi-Channel Business Model Provides Diversified Revenue Streams

We believe that our flexible business model enables us to diversify across multiple channels of distribution and customers. Our products are distributed through supermarkets, mass merchandisers, club stores, Company-owned restaurants, franchised restaurants, virtual kitchens, food service distributors and other food service operators such as gas stations, movie theaters, amusement parks and sporting venues. We believe that there is potential to increase our sales by converting sales of non-branded products throughout the foodservice industry.

High Margin Licensing Revenue Streams

We earn stable and high-margin revenue through multiple licensing programs. Through licensing programs with such companies as Smithfield Foods, Inc., and Lamb Weston, Inc., over fifteen Nathan’s Famous branded SKUs are sold through grocery retail channels. All of our licensing agreements combined produced $37,418,000 and $33,581,000 of high margin revenue for fiscal 2025 and 2024, respectively.

Business Strategies

Our primary strategies include the following:

Leverage Nathan’s Famous brand and iconic products to grow sales – We believe that our brand is widely recognized by virtue of our long history and broad geographic footprint, which allows us to enjoy high consumer awareness in the United States and abroad and allows us the opportunity to grow in markets and channels where the brand is known but has not yet achieved optimal market penetration. Our highly visible brand and reputation for high quality products have allowed us to expand our food offerings beyond our signature hot dogs and command a premium price across our portfolio of products. Nathan’s Famous continues to receive recognition for being a fan and industry favorite, and was named to Restaurant Business’ Top 500 Chain Restaurants in 2024.

Retail licensing – We expect that our retail licensing program may continue to grow, centered around our licensing program with Smithfield Foods, Inc. Smithfield Foods, Inc. brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing new products. As a result of our partnership with Smithfield Foods, Inc., we expect Nathan’s Famous products to continue penetrating the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. We believe Smithfield Foods, Inc. expects to continue to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support of our Nathan’s Famous International Hot Dog Eating Contests.

We may offer the licensing of other signature products to other qualified manufacturers.

Branded Products – We expect to continue the growth of our Branded Product Program through the addition of new accounts and venues. We believe that the flexible design of the Branded Product Program makes it well positioned for sales to all business channels in the broad foodservice industry. We intend to keep targeting sales to a broad line of foodservice distributors, which we believe complements our continuing focus on sales to various foodservice retailers. We continue to believe that as consumers look to brands and products with high standards, and integrity with the superior quality of the food that they purchase, there is potential to increase our sales by converting existing sales of non-branded products to Nathan’s branded products throughout the foodservice industry.

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

Improve Company-owned restaurant profitability – In fiscal 2024 and fiscal 2025, our Company-owned restaurants were impacted by commodity and labor inflation. Additionally, on January 1, 2025, the minimum hourly wage in New York City, Long Island and Westchester increased from $16.00 to $16.50 impacting all of our Company-owned restaurants. We continue to focus on managing our expenses in the operation of our Company-owned restaurants, with a particular emphasis on cost of goods sold, including food costs, paper costs and labor costs while not sacrificing on overall quality and service that our customers expect. We continue to implement menu innovation along with pricing strategies to help mitigate inflationary pressures on our operations.

Advertising and promotion – The Company continues to focus its efforts using social media advertising to engage with our customers. We interact with fans on platforms including Facebook, Instagram and X (formerly known as Twitter). We also connect with our patrons through an email marketing program. Our marketing strategy focuses on our premium food offerings and limited time offerings to help drive sales and customer traffic. Our marketing calendar typically features ten to twelve promotional windows. Strategically, each promotion features new items and communicates the variety of our menu offerings. Promotions are supported by point of purchase materials which include stanchion signs, counter cards, indoor and outdoor banners, and window posters where applicable. We believe that menu innovation supported with new and creative advertising materials may drive increased guest frequency and enhance the customer experience.

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

Fiscal Year

Our fiscal year ends on the last Sunday in March, which will result in a 52 or 53 week year. The fiscal year ended March 30, 2025 was on the basis of a 52 week reporting period and the fiscal year ended March 31, 2024 was on the basis of a 53 week reporting period.

Restaurant Operations

Company-owned restaurants

As of March 30, 2025, we operated four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area. Our seasonal location on the Coney Island Boardwalk was open from March 21, 2024 to November 3, 2024. It reopened for the summer season on March 28, 2025.

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

Our Company-owned restaurants contributed $12,714,000 and $12,103,000 in revenue for fiscal 2025 and fiscal 2024, respectively. The average check at our Company-owned restaurants during the fiscal 2025 period increased by approximately 10% over the fiscal 2024 period.

Our Coney Island flagship location has been open for over 100 years and is the home of the annual Nathan’s International Hot Dog Eating Contest, which has been broadcast on ESPN each 4th of July since 2004 and achieved more than one million viewers in fiscal 2025.

We continue to focus on digital and social media initiatives, as well as direct mail and point of purchase materials to enhance the customer experience; to increase customer traffic; and to promote off-premise capabilities. We believe that these initiatives play an important role in creating a more seamless and more efficient customer experience and meeting consumer expectations for speed and convenience.

Franchise Operations

At March 30, 2025, our franchise system, including our Branded Menu Program, consisted of 230 locations operating in 17 states and 12 foreign countries. It also included 143 virtual kitchens located in 25 states and 4 foreign countries. Our franchise operations contributed $4,148,000 and $4,356,000 in revenue for fiscal 2025 and fiscal 2024, respectively.

Our franchise system includes among its franchisees such well-known companies as Applegreen USA Welcome Centers, LLC, HMS Host, Areas USA, National Amusements, Inc., Hershey Entertainment & Resorts Company, Fifth Avenue Restaurant Group, Concessions International, Compass Group and Bruster’s Real Ice Cream. We continue to seek out and to market our franchising programs to larger, experienced and successful operators with the financial and business capability to develop multiple franchise locations, as well as to individual owner-operators with evidence of restaurant management experience, net worth and sufficient capital.

During the fiscal 2025 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 30, 2025, Applegreen USA Welcome Centers, LLC operated seven franchised locations within highway travel plazas and HMS Host operated four franchised locations, including three units at airports, and one unit within a mall. Additionally, 37 mobile carts were registered to operate in New York, NY. Nine Bruster’s Real Ice Cream shops were selling Nathan’s products under our Branded Menu Program.

During the fiscal 2025 period, 25 franchised locations opened, including 16 Branded Menu Program locations. Additionally, 25 franchised locations closed, including 11 Branded Menu Program locations.

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

Nathan’s World Famous Beef Hot Dogs are flavored with our secret blend of spices created by Ida Handwerker in 1916, which historically have distinguished Nathan’s World Famous Beef Hot Dogs from other hot dogs. Our hot dogs are prepared and served in accordance with procedures which have not varied significantly since our inception over 100 years ago in our Company-owned and franchised restaurants. Our signature crinkle-cut French fries are featured at each Nathan’s restaurant. We believe the majority of sales in our Company-owned restaurants consist of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and beverages.

Nathan’s restaurants supplement their core menu items with a variety of other quality menu choices including our fresh angus hamburgers and our hand-dipped chicken. We have historically used the Arthur Treacher’s Fish & Chips brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. Additionally, Nathan’s restaurants sell a variety of promotional items on a limited time basis.

Nathan’s restaurant designs are available in a range of sizes from 300 to 4,000 square feet. We have also developed various kiosks, mobile food carts and trucks, and modular units. Our smaller units may not have customer seating areas, although they may often share seating areas with other fast food or quick service outlets in food court settings. Other units generally provide seating for 45 to 125 customers. Carts, kiosks and modular units generally carry only the core menu. Our food trucks may carry the full Nathan’s Famous menu.

We believe that carts, kiosks, modular units and food court designs are particularly well-suited for placement in non-traditional sites, such as airports, travel plazas, stadiums, schools, convenience stores, entertainment facilities, military facilities, business and industry foodservice, within larger retail operations and other captive markets. Many of these settings may also be appropriate for expanding our Branded Menu Program or Branded Product Program. All of these units feature Nathan’s Famous branding and a contemporary design.

Nathan’s Standard Franchise Program

Franchisees are required to execute a standard franchise agreement prior to opening each Nathan’s Famous location. Our current standard Nathan’s Famous franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5.5% of restaurant sales and the expenditure of up to 2.5% of restaurant sales on advertising. The initial term of the typical franchise agreement is 10 years, with a 5-year renewal option by the franchisee, subject to conditions contained in the franchise agreement. We may offer alternatives to the standard franchise agreement, having to do with the term, franchise royalties, fees or advertising requirements.

Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the proposed scope of the development agreement.

We provide numerous support services to our Nathan’s Famous franchisees. We assist in and approve all site selections. Thereafter, we provide architectural plans suitable for restaurants of varying sizes and configurations for use in food court, in-line and free-standing locations. We also assist in establishing building design specifications, reviewing construction compliance, equipping the restaurant and providing appropriate menus to coordinate with the restaurant design and location selected by the franchisee. We do not employ personnel on behalf of franchisees.

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

Franchised restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. All standards and specifications are developed by us to be applied on a system-wide basis. We regularly monitor franchisee operations and inspect restaurants. Franchisees are required to furnish us with monthly sales or operating reports which assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of restaurants to review operations, including quality, service and cleanliness and to ensure that our practices and procedures are followed. We have the right to terminate a franchise if a franchisee does not operate and maintain a restaurant in accordance with the requirements of its franchise agreement, including for non-payment of royalties, sale of unauthorized products, bankruptcy or conviction of a felony.

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

As of March 30, 2025, Arthur Treacher’s, as a co-brand, was included within 27 Nathan’s Famous restaurants. Additionally, there are four Arthur Treacher’s BMP locations.

International Development

As of March 30, 2025, Nathan’s Famous franchisees operated 72 locations in 12 foreign countries.

Through separate licensed manufacturing agreements, Nathan’s World Famous Beef Hot Dogs are currently manufactured in Brazil, Germany, Egypt and the United Arab Emirates.

We continue to pursue international expansion opportunities. During fiscal 2025, we opened five franchised locations in Brazil.

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

The following table is a summary of our international operations for the fiscal years ended March 30, 2025 and March 31, 2024: See Item 1A-“Risk Factors.”

	March 30,	March 31,
	2025	2024
Total revenue	$3,864,000	$5,405,000
Gross profit (a)	$1,136,000	$1,308,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised restaurants in operation at March 30, 2025 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Connecticut	-	3	3
Florida	-	21	21
Georgia	-	3	3
Kentucky	-	1	1
Maryland	-	1	1
Massachusetts	-	4	4
Missouri	-	1	1
Nevada	-	7	7
New Jersey	-	21	21
New York	4	75	79
North Carolina	-	4	4
Ohio	-	1	1
Pennsylvania	-	8	8
Rhode Island	-	2	2
South Carolina	-	4	4
Texas	-	1	1
Virginia	-	1	1
Domestic Subtotal	4	158	162

International Locations	Company	Franchise (1)	Total (1)
Brazil	-	8	8
Dominican Republic	-	6	6
Egypt	-	3	3
France	-	8	8
Kazakhstan	-	3	3
Mexico	-	2	2
Panama	-	4	4
Philippines	-	4	4
Spain	-	1	1
Ukraine (2)	-	27	27
United Arab Emirates	-	4	4
United Kingdom	-	2	2
International Subtotal	-	72	72
Grand Total	4	230	234

(1)	Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.
(2)	Two locations are temporarily closed due to construction.

Branded Product Program

Our Branded Product Program contributed $91,828,000 and $86,489,000 in revenue in fiscal 2025 and fiscal 2024, respectively. The total volume of hot dogs sold in the Branded Product Program achieved its highest levels in fiscal 2025 topping the previous volume records established in fiscal 2024.

In fiscal 2025, we continued to experience inflationary pressures on commodity prices, including beef and beef trimmings. Our average cost of hot dogs during fiscal 2025 was approximately 7% higher than during fiscal 2024. Our average cost of hot dogs during fiscal 2024 was approximately 10% higher than fiscal 2023. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2026.

As of March 30, 2025, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. Pursuant to the Branded Product Program, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Johnny Rockets, Cheesecake Factory, Beef ‘O’ Brady’s and Lazy Dog; national movie theater chains such as Regal Entertainment and National Amusements; amusement parks such as Universal Studios, Disneyland California and Herschend Family Entertainment; casino hotels such as Foxwoods Casino in Connecticut; convenience store chains such as RaceTrac; and golf courses and country clubs. The Branded Product Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs being served in stadiums and arenas that host the New York Yankees, New York Mets, Tampa Bay Rays, Brooklyn Nets, Dallas Cowboys, and Green Bay Packers.

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

Licensing Program

Pursuant to an agreement expiring in March 2032, Smithfield Foods, Inc., has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, and sausages in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties. Pursuant to this agreement, Nathan’s earned royalties of approximately $31,869,000 in fiscal 2025 and $28,456,000 in fiscal 2024 representing approximately 22% and 21% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with Smithfield Foods, Inc., but there can be no assurance thereof (See Item 1A - “Risk Factors”). Smithfield Foods, Inc. has also licensed from us the right to manufacture and sell branded hot dogs and sausages to select foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,720,000 and $1,611,000 during the fiscal 2025 and 2024 periods, respectively.  The majority of these royalties were earned from one company. As of March 30, 2025, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Sam’s Club, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned under the retail agreement, including the foodservice program, were approximately 90% of our fiscal 2025 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Saratoga Specialties, Inc., a wholly-owned subsidiary of Solina. During fiscal 2025 and 2024, we earned royalties of $1,559,000 and $1,371,000, respectively, from this license. Through this agreement, we control the manufacture of all “Nathan’s Famous” branded hot dogs.

During fiscal 2025, our licensee, Lamb Weston Holdings, Inc., continued to produce and distribute Nathan’s Famous frozen crinkle-cut French fries and onion rings. These products were distributed within 41 states during fiscal 2025. During fiscal 2025 and 2024, we earned royalties of $1,649,000 and $1,528,000, respectively, under this agreement. Lamb Weston, Inc. exercised its fourth option to extend the license agreement through July 2028, pursuant to which the minimum royalties will increase 5% annually.

During fiscal 2025, our licensee, Bran-Zan Holdings, LLC continued to produce and distribute miniature bagel dogs, franks-in-a-blanket, mozzarella sticks, corn dog nuggets, other hors d’oeuvres and bottled mustard through club stores, supermarkets, and other retail food stores. During fiscal 2025 and 2024, we earned royalties of $350,000 and $296,000, respectively, under this agreement.

During fiscal 2025, our licensee, Hermann Pickle Packers, Inc. continued to produce and distribute Nathan’s Famous pickles. During fiscal 2025 and 2024, we earned royalties of $271,000 and $319,000, respectively, under this agreement.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by Smithfield Foods, Inc. for sale at retail, for our Branded Product Program and for our restaurant system. Smithfield Foods, Inc. and another hot dog manufacturer supply the hot dogs for our Company-owned and franchised restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Saratoga Specialties, Inc,. a wholly-owned subsidiary of Solina, produces Nathan’s proprietary spice formulations. In the past, we engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced primarily by Lamb Weston, Inc.

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

We currently utilize a cooperative distribution system pursuant to an agreement with National Distribution Alliance, a UniPro Solutions Company, which is comprised of institutional food and non-food distributors organized to procure, distribute, and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. The initial term of the agreement was for five years through November 15, 2022. The agreement was subsequently amended and extended through June 30, 2027. We believe this arrangement allows for more flexibility in expanding into new markets throughout the United States, as well as proves to be cost efficient for our current franchisees. The strategic distribution partners under this agreement include: DiCarlo Distributors, Inc., Tapia Brothers Company and Feesers, Inc. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Performance Food Group Company, McLane Company, Inc. and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through Company-owned and franchised restaurants (including virtual kitchens), the Branded Product Program, the Branded Menu Program, and through retail grocery channels including supermarkets, mass merchandisers and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we will continue to seek to grow existing markets and expand into new markets. The Nathan’s Famous brand continues to enjoy tremendous exposure and awareness from our Nathan’s Famous International Hot Dog Eating Contests. In 2024, we held regional contests in Grand Rapids, Michigan; Cleveland, Ohio; San Francisco, California, and Washington D.C. We also held our first international contest in Selsey, England. In 2025, we expect to hold regional contests in Hershey Park, Pennsylvania; Lake Compounce, Connecticut; Cleveland, Ohio; Shawnee, Kansas; Pleasanton, California; and Washington, D.C. These regional contests culminate on July 4th as the regional champions meet at our flagship restaurant in Coney Island for the international championship.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s concession stands and as menu items that are served in suites and throughout premium seating areas. Our current professional sports sponsorships include:

●

Baseball: Yankee Stadium – New York Yankees; Citi Field – New York Mets; Tropicana Field – Tampa Bay Rays (temporarily relocated to Steinbrenner Field due to damage sustained by Hurricane Milton in October 2024); and

●	Basketball: The Barclays Center – Brooklyn Nets; and

●	Football: AT&T Stadium – Dallas Cowboys; Lambeau Field – Green Bay Packers.

We believe that the Company’s overall sales and exposure have been complemented by the sales of Nathan’s World Famous Beef Hot Dogs and other Nathan’s products through the publicity generated by our International Hot Dog Eating Contests and our affiliation with a number of high profile sports arenas. In addition to marketing our products at these venues, the Nathan’s Famous brand has also been televised regionally, nationally and internationally.

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.5% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.5% and the contribution to the advertising fund are to be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2025. Some vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and our Company-owned restaurants.

In fiscal 2025, Nathan’s marketing efforts were largely focused on the annual July 4th International Hot Dog Eating Contest and its sports sponsorships, as well as digital and social media to promote the brand, to drive awareness of menu offerings, and to generate traffic. This past year there was an increased emphasis on point of purchase materials and updating menu boards to showcase new and existing menu items.

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

During fiscal 2025, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, as well as regional and local distributor trade events. We have also advertised our products in distributor and trade periodicals. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who are also responsible for direct sales to national, regional and “street” accounts.

During fiscal 2026, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We continue to expand our use of Facebook, Instagram and X (formerly known as Twitter).

Human Capital

As of March 30, 2025, the Company employed 131 people, 30 of whom were corporate management and administrative employees, 18 of whom were restaurant managers and 83 of whom were hourly full-time and part-time foodservice employees.

As of March 30, 2025, approximately 44% of our employees were female and approximately 68% of our employee population were comprised of racial and ethnic minorities.

We generally employ approximately 240-250 seasonal employees during the spring and summer months. Food service employees at two Company-owned restaurants are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2026. Employees at a third Company-owned restaurant are represented by the same union pursuant to a different agreement that expires on November 30, 2025.

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

Compensation and Benefits

The Company is committed to providing market-competitive and equitable pay and benefits to attract and retain great talent regardless of gender or ethnicity. In addition to competitive hourly rates and base salaries, all management employees at our Company-owned restaurants are eligible for performance-based cash incentive bonuses based on the attainment of certain financial metrics, along with all corporate management and administrative employees, at the discretion of our Board of Directors.

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

Workplace Safety

We are committed to providing safe work environments and providing our employees with the resources they need to promote their well-being. We are also committed to providing a safe and healthy environment for our restaurant patrons. We remain focused on quality and cleanliness by reviewing cleaning procedures at our Company-owned restaurants and maintaining an adequate supply of cleaning materials. We promote a culture of safety awareness and strive to provide an environment that is free of hazards and prevents accidents or injuries.

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

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations. Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate. These laws in the United States and overseas have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations. We do not believe that current geopolitical events (including the Russia-Ukraine conflict and the Israel-Hamas conflict) have had or will have a serious impact on our operations.

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

We may be subject to governmental imposed restrictions on our restaurant operations to reduce the spread of viruses, such as those previously experienced as a result of the COVID-19 pandemic. Those formal and informal restraints, as well as consumer behavior and other factors (such as supply chain issues), may have a material impact on our ability to operate our business at least while those restrictions are in effect, which may possibly have a longer-term impact on our business and the demand for our products and restaurant services.

We are also subject to the requirement that our restaurants post certain calorie content information for standard menu items, pursuant to Section 4205 of the Patient Protection and Affordable Care Act of 2010. Some of our restaurants are subject to similar requirements that are imposed by certain localities around the country.

Alcoholic beverage control regulations require that each restaurant that sells such products apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of customers and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Our four Company-owned restaurants offer beer or wine coolers for sale. Each of these restaurants has current alcoholic beverage licenses permitting the sale of these beverages. We have never had an alcoholic beverage license revoked.

We may be subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance to mitigate this risk and have never been named as a defendant in a lawsuit involving “dram-shop” statutes.

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

Seasonality

Our routine business pattern is affected by seasonal fluctuations, including the effects of weather and economic conditions. Historically, sales from our Company-owned restaurants, principally at Coney Island, and franchised restaurants from which franchise royalties are earned and the Company’s earnings have been highest during our first two fiscal quarters, with the fourth fiscal quarter typically representing the slowest period. Routine seasonality is primarily attributable to weather conditions in the marketplace for our Company-owned and franchised restaurants, which are principally located in the Northeast of the United States. Additionally, revenues from our Branded Product Program and retail licensing program generally follow similar seasonal fluctuations, although not to the same degree. We believe that future revenues and profits will continue to be highest during our first two fiscal quarters, with the fourth fiscal quarter representing the slowest period. Working capital requirements may vary throughout the year to support these seasonal trends.

Competition

The fast-food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, supply chain challenges, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food, as well as the increases in and the locations of competing restaurants.

Our restaurant system competes with numerous restaurants and drive-in units operating on both a national and local basis, including major national chains with greater financial and other resources than ours. We also compete with local restaurants and diners on the basis of menu diversity, food quality, price, size, site location and name recognition. There is also active competition for management personnel, as well as for suitable commercial sites for Company-owned or franchised restaurants and qualified franchisees.

We believe that our emphasis on our signature products and the reputation of these products for taste and quality set us apart from our major competitors. Many fast-food companies have adopted “value pricing” and/or deep discount strategies. Nathan’s markets our own form of “value pricing,” selling combinations of different menu items for a total price lower than the usual sale price of the individual items and other forms of price sensitive promotions. Continued price discounting and the emphasis on value meals may adversely impact the Company’s business.

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

Segment Reporting

We aggregate our reportable segments for purposes of discussion in this report into three main segments: (1) Branded Product Program, (2) Product licensing, and (3) Restaurant operations. Refer to Footnote I, Segment Information, in the notes to our consolidated financial statements for more information.

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

Risks Related to Our Business and Operations

Our results of operations could be adversely affected by disease epidemics, public health concerns or other catastrophic events.

A recurrence of coronavirus (“COVID-19”) or the emergence of other health epidemics or pandemics could substantially impact customer traffic at our Company-owned and franchised restaurants, as well as sales to our Branded Product Program customers and royalties earned from our licensing activities.

The Company cannot predict if new variants of COVID-19 will be discovered, other health epidemics or pandemics may arise, what restrictions may be enacted by local, state and the federal government, to what extent it can maintain off-premises sales volumes, whether it can maintain sufficient staffing levels at our Company-owned restaurants, or if individuals will be comfortable congregating in our dining rooms or public venues such as professional sports arenas, amusement parks, shopping malls or movie theaters, and what long-lasting effects COVID-19 or other health epidemics or pandemics may have on the Company as a whole.

Additionally, unforeseen or other catastrophic events including natural disasters, military conflicts, terrorism, labor unrest and other political unrest could have an adverse impact on our operations, disrupt the operations of franchisees, suppliers or customers. These events could negatively impact consumer discretionary spending, thereby reducing demand for our products and/or the ability to receive products from suppliers.

Our results of operations could be adversely affected by increases in the cost of food, commodities and paper.

General economic conditions, including increases in inflation, have adversely affected our food, commodity and paper costs and may continue to do so. Our success and profitability depends on our customers willingness to pay higher prices for our products across all channels of distribution and there is no assurance that they will do so.

Food and paper products represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and beef trimmings and our beef costs represent approximately 80% to 90% of our cost of sales. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, adverse weather conditions, including the impact of climate change, environmental regulations, industry demand, inflationary pressures, the potential impacts of tariffs and other macroeconomic factors beyond our control.

While inflationary pressures eased slightly during fiscal year 2025, we may continue to experience increases in the cost of food, commodity and paper products which, in turn, may adversely affect our business, results of operations and financial condition.

We cannot assure that our Company-owned restaurants or our franchised restaurants will be able to purchase its food, commodity or paper products at reasonable prices, or that the cost of such food, commodity or paper products will remain stable in the future.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2026. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef, beef trimmings or other food products that we use in our operations significantly increases or remains elevated for a sustained period of time, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition. We attempt to offset cost increases resulting from inflation by increasing prices and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. However, if we are unable to continue to execute or to renew these sales agreements, our operating margins could be negatively affected and could have a material adverse effect on our business, results of operations or financial condition.

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

The Company and our franchisees have increased prices on selected menu items in order to offset rising food and commodity costs. Although we have not experienced significant resistance to our past price increases, future price increases may deter customers from visiting our Company-owned and franchised restaurants, may decrease our ability to attract new customers, may decrease demand for our products at our Company-owned and franchised restaurants and may adversely affect our restaurant operations.

Our licensing revenue and overall profitability is substantially dependent on our agreement with Smithfield Foods, Inc. and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.

We earned license royalties from Smithfield Foods, Inc. of approximately $33,589,000 in fiscal 2025 and approximately $30,067,000 in fiscal 2024 representing 23% and 22% of total revenues, respectively. As a result of our agreement with Smithfield Foods, Inc. which expires in 2032, we expect that most of our license royalties will be earned from Smithfield Foods, Inc. for the foreseeable future. Accordingly, in the event that (i) Smithfield Foods, Inc. experiences financial or operational difficulties, (ii) there is a disruption or termination of the Smithfield Foods, Inc. agreement or (iii) there is a significant decrease in our license royalties from Smithfield Foods, Inc., it would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to renew the license agreement with Smithfield Foods, Inc.

A significant amount of our Branded Product Program revenue is from a small number of accounts. The loss of any one or more of those accounts could harm our profitability and operating results.

A small number of our Branded Product Program customers account for a significant portion of our Branded Product Program revenues. Sales to our five largest Branded Product Program customers were 79% and 77% of our Branded Product Program revenues in fiscal 2025 and fiscal 2024, respectively. In the event that any one of these Branded Product Program customers experience financial difficulties or, upon the expiration of their existing agreements, if applicable, are not willing to do business with us in the future on terms acceptable to the Company, there could be a material adverse effect on our business, results of operations and financial condition.

Smithfield Foods, Inc. currently has two manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

Smithfield Foods, Inc. currently has two manufacturing facilities producing different Nathan’s products. A temporary closure at either of these plants could potentially cause a short-term disruption to the production or distribution of certain products to customers. A longer-term significant interruption at either of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while Smithfield Foods, Inc. determines how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption or other events might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

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

In the event that we are unable to find one or more alternative suppliers of hot dogs or French fries on a timely basis, there could be a disruption in the supply of product to our Company-owned restaurants, franchised restaurants and Branded Product Program customers, which would damage our business, our franchisees and our Branded Product Program customers and, in turn, negatively impact our financial results. In addition, any gap in supply to retail customers may result in lost license royalties to us, which could have a significant adverse financial impact on our results of operations. Furthermore, any gap in supply to retail customers may damage our brand in the eyes of consumers and the retail trade, which might negatively impact our overall business in general and impair our ability to continue our retail licensing program.

Additionally, there is no assurance that any supplemental sources of supply would be capable of meeting our specifications and quality standards on a timely and consistent basis or that the financial terms of such supply arrangement will be comparable to our present terms.

Our earnings and business growth strategy depend in large part on the success of our product licensees and product manufacturers. Our reputation and the reputation of our brand may be harmed by actions taken by our product licensees or product manufacturers that are otherwise outside of our control.

A significant portion of our earnings has come from royalties paid by our product licensees, such as Smithfield Foods, Inc., Saratoga Food Specialties, Inc., a wholly-owned subsidiary of Solina, and Lamb Weston Holdings, Inc. Although our agreements with these licensees contain numerous controls and safeguards, and we monitor the operations of our product licensees, our licensees are independent contractors, and their employees are not our employees. Accordingly, we cannot necessarily control the performance of our licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture our products for retail distribution and our foodservice businesses, to timely deliver the licensed products, to market the licensed products and to assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product could cause reputational damage to us, potentially adversely affecting our business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect our business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

The quick-service restaurant business is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant business of the foodservice industry is intensely competitive with respect to taste preferences, price, service, location, brand reputation, advertising and promotional initiatives, personnel, and the type and quality of menu offerings. We and our franchisees compete with international, national, regional and local restaurant chains. We also compete with non-traditional market participants including virtual kitchens, where meals are prepared at separate takeaway premises rather than a restaurant, and with food delivery services, which provide consumers with a convenient access to a broad range of competing restaurant chains. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of digital and social media engagement, and new product development. We anticipate competition will continue to focus on quality, convenience and pricing. Many of our competitors have substantially larger marketing budgets which may provide them with a competitive advantage and some of these companies may be more innovative and be able to bring new products to market and more quickly capitalize on new consumer trends or preferences. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. For example, many of those competitors have adopted “value pricing” strategies intended to lure customers away from other companies, including our Company. Consequently, these strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors which attempt to match their competitors’ price reductions. We may be unable to change our pricing strategies sufficiently to compete in such an environment.

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

Additionally, we need to maintain the attractiveness of our Company-owned restaurants and our franchisees are responsible for the regular upkeep of their respective locations. If the costs associated with capital improvements and/or regular upkeep are higher than anticipated, restaurants are closed for remodeling for longer periods, the results of our restaurant operations segment would be adversely affected.

Further, the leases at our Company-owned restaurants located at Coney Island and at the Coney Island Boardwalk expire in December 2027 and November 2027, respectively. We may not be able to re-negotiate our current lease terms. If we cannot renew our leases on attractive terms, it could adversely affect our business, results of operations and financial condition.

Any perceived or real health risks related to the food industry could adversely affect our ability to sell our products.

We are subject to risks affecting the food industry, including risks posed by the following: food spoilage or food contamination; consumer product liability claims; product tampering; and the potential cost and disruption of a product recall.

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

There has been an increase in the use of social media platforms and other forms of internet-based communications, including video sharing, blogs, chat platforms and instant messaging platforms, that allow individuals to access a broad audience of consumers and other interested persons. The availability of information on these social media platforms and internet-based communications is virtually immediate, as is its impact. The opportunity for dissemination of information, including inaccurate information, organizing collective actions such as boycotts and other brand-damaging behaviors is seemingly limitless and readily available. Information concerning our business and products may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity to investigate, respond to and address an issue. Such platforms could also be used for dissemination of trade secret information, compromising valuable Company assets. The dissemination of information online, regardless of its accuracy, could harm our business, results of operations and financial condition.

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

We have registered or applied to register many of our trademarks and service marks both in the United States and in foreign countries. Due to the differences in foreign trademark laws, our trademark rights may not receive the same degree of protection in foreign countries as they would in the United States. We also cannot assure you that our trademark and service mark applications will be approved. In addition, third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks or service marks. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our marks, or that we will have adequate resources to enforce our trademarks or service marks. We cannot ensure that all of the steps that we have taken to protect our intellectual property in the United States and foreign countries will be adequate. Furthermore, intellectual property disputes and trademark infringement claims may result in a distraction for management and significant expense, which may not be recoverable regardless of whether we are successful.

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

As our franchisees are independent operators, we have limited influence over their ability to invest in other businesses or incur excessive indebtedness. Some of our franchisees have invested in other businesses, including other restaurant concepts. Such franchisees may use the cash generated by their Nathan’s restaurants to expand their other businesses or to subsidize losses incurred by such businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees have in the past, and may in the future, experience financial distress as a result of over-leveraging. To the extent that our franchisees use the cash from their Nathan’s restaurants to subsidize their other businesses or experience financial distress, due to over-leveraging, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our customers, such as supermarkets, warehouse clubs, and food distributors, have continued to consolidate, resulting in fewer customers with which to do business and increasing our exposure to loss of certain customers. These consolidations and the growth of supercenters have produced large, sophisticated customers with increased buying power and negotiating strength who are more capable of resisting price increases and can demand lower pricing, increased promotional programs, or specialty tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. If the larger size of these customers results in additional negotiating strength and/or increased private label or store brand competition, our profitability could decline.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These events and factors include:

●	changes in the cost or availability of commodities, including beef and beef trimmings, or labor and our inability to offset these higher costs with price increases;
●	variations in the price, availability and shipping costs of supplies;
●	changes in customer demand and customer visits;
●	increases in marketing or promotional expenses;
●	seasonal variations in the timing and volume of Company-owned restaurant sales, Branded Product Program sales, licensees’ sales and franchisees’ sales;
●	changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers;
●	tax expense, asset impairment charges and other non-operating costs;
●	unexpected slowdowns in new store development efforts;
●	changes in the number of franchises sold and franchise agreement renewals;
●	changes in competitive and macroeconomic conditions in the United States and in other regions of the world; and
●	weather and acts of God.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our Company-owned restaurants and our franchisees’ restaurants. A heavy snowstorm or a tropical storm or hurricane in the Northeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area at Company-owned and franchised restaurants. Our fourth quarter includes winter months and historically has a lower level of sales at Company-owned and franchised restaurants. Additionally, our Company-owned restaurants at Coney Island are heavily dependent on favorable weather conditions during the summer season. Rain during the weekends and/or unseasonably cold temperatures will negatively impact the number of patrons visiting the Coney Island beach locations. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our operating margins and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how we may perform in the future.

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

As of March 30, 2025, we and our franchisees (including locations operated pursuant to our Branded Menu Program) operated Nathan’s restaurants in 17 states and 12 foreign countries. As of March 30, 2025, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in this area of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our business, results of operations and financial condition.

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

Although we have taken measures to protect our technology systems and infrastructure, including investing in our existing information technology systems and providing employee training around phishing, malware and other cyber risks, there can be no assurance that we will be successful and fully protected against cyber risks and security breaches. The techniques and sophistication used to conduct a cyberattack change frequently and the measures that we have taken do not guarantee that a cyberattack or security breach could not occur. The rapid evolution and increased adoption of artificial intelligence technologies to carry out more sophisticated attacks may intensify our cybersecurity risks. A cyberattack or security breach could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, damages, claims or fines and may adversely affect our business, results of operations and financial condition.

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

Additionally, our Company-owned and franchised restaurants are highly service-oriented, and our success depends in part upon the ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. We are experiencing and may continue to experience a shortage of labor for positions in our Company-owned and franchised restaurants, due to the current competitive labor market. We and our franchisees have experienced and may continue to experience challenges in hiring and retaining restaurant employees which may result in decreased employee and customer satisfaction. Anticipated changes in immigration laws and regulations may decrease the pool of candidates available for hire and may increase the costs, time and requirements to hire new employees.

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

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  On January 1, 2025, the minimum wage increased from $16.00 to $16.50 in New York City, Long Island and Westchester which will be followed by an additional $0.50 increase in 2026. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. Additionally, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. As a result, we anticipate that our labor costs will continue to increase.  If we are unable to pass on these higher costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition.

Changes in franchise regulations and laws could impact our ability to obtain or retain licenses or approvals and adversely affect our business, financial condition, results of operations and prospects.

We are subject to federal statutes and regulations, including the rules promulgated by the U.S. Federal Trade Commission, as well as certain state laws governing the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and on provisions concerning the termination or non-renewal of a franchise. Some states require that certain materials be filed in order for a franchisor to be registered and approved (or exempt from the applicable state franchise law) before a franchisor can offer or sell franchises in that state. The failure to obtain or retain licenses, exemptions or approvals (as applicable) to offer and award franchises could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Supply chain risk could increase our costs and limit the availability of ingredients and supplies that are critical to our operations. The markets for some of our ingredients, such as beef and beef trimmings are particularly volatile due to factors beyond our control such as limited sources, seasonal shifts, climate conditions and industry demand, including as a result of animal disease outbreaks, food safety concerns, product recalls and government regulation. In addition, we have a limited number of suppliers and distributors. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, during fiscal 2025 the Company experienced increased costs for certain supplies and ingredients, such as packaging, beef and beef trimmings, and freight, which combined with inflationary pressures could continue. Such factors may have a material adverse effect on our business, results of operations and financial condition.

We are subject to many federal, state and local laws, as well as statutory and regulatory requirements. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.

There have been legislative and regulatory initiatives to adopt a more aggressive interpretation of when a franchisor may be deemed to be the “joint employer” of its franchisees’ staff. If those initiatives were adopted, some franchisors might be deemed the “joint employer” of their franchisees’ staff under certain fact patterns. The federal initiatives to reset those rules have ceased in the courts and are not presently being pursued. However, if Congress were to pass such legislation or if the federal government were to restore those regulatory requirements, that would potentially change the status quo. Similarly, state enforcement agencies have explored adopting changes to joint employment standards, some of which might be along the same lines as those considered at the federal level. Finally, in private litigation, franchisees’ employees may seek recovery against Nathan’s based on theories such as “joint employment” and other vicarious liability concepts. All of these possibilities could expose Nathan’s to being deemed a “joint employer” of our franchisees’ staff (together with our franchisees) which might adversely impact our results of operations and financial condition. Additionally, those legislative and regulatory proposals and private actions might result in some franchisees being reclassified as Nathan's “employees” which might adversely impact our results of operations and financial condition.

Among other things, a determination that Nathan's and its franchisees are joint employers of one or more franchisees’ staff may make it easier to organize our franchisees’ staff into unions, provide the staff and their union representatives with bargaining power to request that we have our franchisees raise wages, and make it more expensive and less profitable to operate a Nathan’s franchised restaurant. A decrease in profitability or the closing of a significant number of franchised restaurants could significantly impact our business (as well as our franchisees’ businesses), and we may also be impacted if a government agency or private party, successfully brought an action alleging that we are a “joint employer” of our franchisees’ staff, all of which might adversely impact our results of operations and financial condition.

Additionally, state and local laws (such as the California Fast Food Accountability and Standards Recovery Act, referred to as the “FAST Act”) require wage increases as well as working hours and working condition standards that may increase our costs and those of our franchisees. It is possible that other jurisdictions may pass similar laws.

California also adopted legislation to address data privacy. The California Consumer Privacy Act (“CCPA”) imposes stringent data security standards which might apply more broadly than only within the borders of that state (for example, if a California resident buys products or has them shipped into the state and pays with a credit or debit card). In total, 14 states have adopted laws that apply (or that will apply as of the effective date) to data and other biometric technology, which may be broadly interpreted. It remains uncertain whether the CCPA and the data privacy laws adopted in other states will have a material impact on our operations or that of our franchisees.

Our business is subject to an increasing focus on Environmental, Social, and Governance (ESG) matters.

In recent years, there has been an increasing focus by investors, activists, the media, governmental and non-governmental organizations and stakeholders – including employees, franchisees, customers and suppliers on ESG matters. A failure, whether real or perceived, to address ESG could adversely affect our business, including by heightening other risks disclosed in this Item 1A, “Risk Factors.” In the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, supply chain management and labor practices. If we are perceived to have not responded appropriately to the growing concern of ESG issues, then our restaurant patrons and other customers may choose to patronize a competitor that they perceive to be more responsive, and this may adversely affect our business, results of operations and financial condition.

We may also face increased pressure to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks.

Changes in tax laws and unfavorable resolution of tax contingencies could adversely affect our tax expense.

We are subject to federal, state, and local tax laws and regulations in the United States. Our future effective tax rates could be adversely affected by changes in tax laws. From time to time, federal, state and local governments consider legislation that could increase our effective tax rates. If changes to applicable tax laws are enacted, our results of operations could be negatively impacted. Our tax returns and positions are subject to review and audit by the Internal Revenue Service and other tax authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations.

In addition, the American Rescue Plan Act of 2021 (“ARPA”) provides for numerous tax and other stimulus measures, one of which will expand the limitation of compensation deductions for certain covered employees of publicly held corporations to also include the next five highly compensated employees. This limitation will be effective for us beginning March 29, 2027.

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

Some provisions of our certificate of incorporation, by-laws, other corporate documents, including the terms and conditions of our Credit Agreement (the “Credit Agreement”) dated as of July 10, 2024 among the Company, as borrower, direct and indirect subsidiaries of the Company, as guarantors, the lenders from time to time party thereto (the “Lenders”) and Citibank, N.A., as administrative agent, swing line lender, L/C issuer and a Lender, and provisions of Delaware law may discourage takeover attempts and hinder a merger, tender offer or proxy contest targeting us, including transactions in which stockholders might receive a premium for their shares. This may limit the ability of stockholders to approve a transaction that they may think is in their best interest.

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

Our declaration and payment of future cash dividends  are subject to the final determination  by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 170 of the Delaware General  Business Corporation Law, (ii) the dividend complies with the terms of our Credit Agreement, and (iii) the payment of dividends remains in our best interests, which determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, the ability to satisfy financial covenants and other factors considered relevant by the Board of Directors. There can be no assurance our Board of Directors will approve the payment of cash dividends in the future or the amount of a cash dividend. Any discontinuance of the payment of a dividend or changes to the amount of a dividend compared to prior dividends could cause our stock price to decline.

Risks Related to our Indebtedness

Our significant amount of indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of March 30, 2025, we had total outstanding indebtedness of $50,800,000. Subject to the terms of our Credit Agreement, we and our subsidiaries may be able to incur additional indebtedness in the future, which would increase the risks related to our level of indebtedness. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all our debt obligations, including the repayment of the Credit Agreement which matures in July 2029.

Specifically, our high level of indebtedness could have important potential consequences, including, but not limited to:

●	increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment;
●	make it more difficult for us to satisfy our other financial obligations;
●

requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal on, and interest on, indebtedness, which amount could increase if prevailing interest rates rise, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;

●	place us at a competitive disadvantage compared to our competitors that have less debt or competitors with comparable debt levels at more favorable interest rates;
●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
●	increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest;
●	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;
●	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;
●

imposing restrictive covenants on our operations as the result of the terms of our indebtedness, which, if not complied with, could result in an event of default, which in turn, if not cured or waived, could result in the acceleration of our debt.

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

If drawn upon, our undrawn revolving credit facility would subject us to interest rate risk, which could cause our debt service obligations to increase.

Our undrawn revolving credit facility has, and indebtedness we incur in the future may have variable interest rates. Interest rates may increase in the future and as a result, variable rate debt may create higher debt service requirements, which would adversely affect our free cash flows and could have a material adverse effect on our business and financial condition.

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

Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our program primarily following the guidelines of the National Institute of Standards and Technology and Payment Card Industry Data Security Standard. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. The objectives of our programs are to protect the confidentiality, integrity, use and availability of the Company’s data; to protect against unauthorized access to the Company’s data, the Company’s network and information technology applications; and to maintain disaster recovery plans to prepare for and respond to the potential for a disruption in the Company’s informational technology. Our programs fall under the oversight of our Information Technology manager.

To supplement our internal controls and processes and to meet these objectives, the Company engages third-party consultants who work closely with the Company’s Information Technology manager to collectively manage our cybersecurity, information technology and data privacy programs, as well as perform application security reviews, scans and penetration tests. The Company’s senior management team, including its Chief Executive Officer and its Chief Financial Officer, reviews the assessments performed by its third-party consultants and determines the plans to be executed in collaboration with the Information Technology manager.

Our information technology infrastructure includes firewalls, modern endpoint protections, intrusion detection tools and alerts, as well as multi-factor authentication to provide a multi-layered approach to protecting our information technology systems from unauthorized access, use, disclosure, disruption, or destruction. Such applications are regularly monitored and reviewed for adequacy and potential enhancements.

We obtain System and Organizational Controls (“SOC”) 1 or SOC 2 reports on an annual basis from vendors that host our significant financial applications to aid in our assessment of information security risk amongst our relationships with the host vendors. We also perform quarterly access reviews for these systems that are subject to Sarbanes-Oxley oversight.

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

The Company routinely leads training exercises, at least annually, for its employees to reinforce the risk from common tactics and scams like email phishing campaigns, as well as more sophisticated descendants (i.e. spear phishing and smishing) to defend against potential business email and network compromise.

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

We maintain cyber risk insurance coverage that is intended to mitigate the financial impact of cybersecurity and data privacy incidents experienced by the Company. There can be no assurance that our cyber insurance policies will be sufficient in scope or amount to cover the costs and expenses related to any future cybersecurity incidents and it does not remedy the reputational and future business impacts.

Governance

The full Board of Directors has overall responsibility for risk oversight, including cybersecurity matters. It is supported by the Audit Committee, which reports to the full Board of Directors. The Audit Committee receives updates from management, as necessary, on the cybersecurity landscape and cybersecurity risks impacting the Company. At least annually, the Board of Directors receives a cybersecurity update as part of our Company’s risk management program. Such updates are designed to ensure that the Company’s senior management team remain informed about and can monitor the prevention, detection, mitigation, and remediation of potential cybersecurity incidents.

At a management level, our cybersecurity program is led by our Information Technology manager, who reports to the Chief Financial Officer. Our Information Technology manager is supported by our third-party consultants. Our Information Technology manager along with the support of our third-party consultants, is equipped to help navigate the landscape of cybersecurity risks and challenges and to implement and to manage a comprehensive security strategy.

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

At March 30, 2025, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	November 2027	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2028	3,500

(a)	Seasonal satellite location.

At March 30, 2025, in addition to the leases listed above, we were the sub-lessor of one property to a franchisee located within the metropolitan New York area.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,873,000 in fiscal 2025.

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

Market Information and Dividend Policy

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” As of June 5, 2025 we had approximately 290 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

The Company paid quarterly cash dividends of $0.50 per share of common stock during each of the first, second, third and fourth quarters of fiscal 2024 and 2025. Effective June 10, 2025, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal year 2026 which is payable on July 1, 2025 to stockholders of record as of the close of business on June 23, 2025.

Our ability to pay future dividends is limited by the terms of our Credit Agreement. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of our Credit Agreement.

In addition to the terms of the Credit Agreement, the payment of any cash dividends in the future will be dependent upon our earnings and financial requirements and the terms of any other indebtedness that we may incur in the future and there can be no assurance that we will declare and pay any dividends subsequent to the July 1, 2025 dividend.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended March 30, 2025.

Item 6.         Reserved.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Recent Events Affecting Our Results of Operations

Inflationary Pressures

Inflationary pressures impacted our consolidated results of operations during fiscal 2025, and we anticipate continued inflationary pressures on commodity prices, including beef and beef trimmings, as well as labor inflation during fiscal 2026. In general, we have been able to offset some of these cost increases resulting from inflation by increasing prices at our Company-owned restaurants and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. We continue to monitor these inflationary pressures and will attempt to implement mitigation measures as needed. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, recession fears, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

Uncertainty in the current macroeconomic environment, including the impact of tariffs, may have an adverse impact on our sales or increase our cost of goods sold.

Refinancing of Senior Secured Notes due 2025

On July 10, 2024, the Company entered into a five-year unsecured Credit Agreement (the “Credit Agreement”) with Citibank, N.A. and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem our outstanding 6.625% Senior Secured Notes due 2025 (the “2025 Notes”). See NOTE J – LONG TERM DEBT to the consolidated financial statements and “Liquidity and Capital Resources” for additional information on the Credit Agreement and refinancing. Our future results may be impacted by our debt service and repayment obligations under our Credit Agreement.

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

Our revenues are generated primarily from selling products under Nathan’s Branded Product Program, operating Company-owned restaurants, licensing agreements for the sale of Nathan’s products within supermarkets, grocery stores and club stores, the manufacture of certain proprietary spices by third parties and the royalties, fees and other sums we can earn from franchising the Nathan’s restaurant concept (including the Branded Menu Program and virtual kitchens).

The following summary reflects the openings and closings of the Nathan’s franchise system (including the Branded Menu Program) for the fiscal years ended March 30, 2025 and March 31, 2024.

	March 30, 2025	March 31, 2024
Beginning balance	230	232
Opened	25	17
Closed	(25)	(19)
Ending balance (a)	230	230

(a)	Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.

At March 30, 2025, our franchise system consisted of 230 Nathan’s franchised locations, including 121 Branded Menu locations located in 17 states, and 12 foreign countries. We also operate four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area.

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

As described in Item 1A. “Risk Factors” and other sections in this Annual Report on Form 10-K for the year ended March 30, 2025, our future results could be impacted by many developments including the impact of the inflationary pressures on our business, as well as our dependence on Smithfield Foods, Inc. as our principal supplier, and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. Our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets for operating leases with finite useful lives. Impairment losses are recorded on long-lived assets whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be generated by our individual Company-owned restaurants. If the projected undiscounted future cash flows are less than the carrying value of the assets, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the assets. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Key inputs to determine estimated future cash flows include forecasted sales growth at individual Company-owned restaurants and a discount rate. We use a weighted average cost of capital discount rate to calculate future cash flows. During recent years, we have faced periods of inflation, led by labor inflation and commodity inflation. Some of the impacts of inflation have been offset by menu price increases. Whether we are able and/or choose to offset the effects of inflation may affect our forecasted sales growth at individual Company-owned restaurants. No long-lived assets were deemed impaired during the fiscal years ended March 30, 2025 and March 31, 2024. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material.

Impairment of Intangible Asset

The Company’s intangible asset consists of the trademarks, and the trade name and other intellectual property in connection with the Arthur Treacher’s Fish & Chips brand.

The Company determined its intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of its Arthur Treacher’s Fish & Chips co-branding agreements, the Company determined that the remaining useful lives of these agreements is three years concluding in fiscal 2028 and the intangible asset is subject to annual amortization. The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Assumptions used to determine projected undiscounted cash flows include future trends and projected sales. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 30, 2025 and March 31, 2024. Cash flow and sales projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

Current Expected Credit Losses (“CECL”)

The CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under CECL, reserves may be established against financial asset balances even if the risk of loss is remote. The Company is exposed to credit losses through its trade accounts receivable.

The Company calculates an allowance for credit losses by pooling its trade accounts receivable based on similar risk characteristics and delinquency status under an aging method at the measurement date. The risk characteristics the Company generally reviews when analyzing its trade accounts receivable pools include the type of receivable (for example, franchise receivable, license receivable, Branded Product Program receivable), payment terms, the Company’s previous loss history, current and future economic conditions and the length of time accounts receivables are past due. For those trade accounts receivable that no longer share similar risk characteristics with its pool and potential loss is evident, a specific reserve is recorded.

Reserves can be subject to a degree of judgment and can be subject to macroeconomic factors, including inflation and forecasts of future economic conditions. A change in these factors could have a material impact on the allowance for credit losses.

Customer Rebates

The Company recognizes Branded Product Program revenue at the net sales price, which includes certain estimates for customer rebates. The provision for Branded Product Program rebates is recorded as a reduction from gross sales and reserves for customer rebates are shown as an increase in accrued customer rebates, which is included in current liabilities. Our estimates are based on historical experience, contractual provisions and other factors that we believe are reasonable under the circumstances. Historically, actual customer rebates have not differed materially from estimated amounts.

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

New Accounting Standards Not Yet Adopted

See Note B item 24 to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K for a summary of new accounting standards applicable to us.

Results of Operations

Fiscal year ended March 30, 2025 compared to fiscal year ended March 31, 2024

Revenues

Total revenues increased by approximately 7% to $148,182,000 for the fifty-two weeks ended March 30, 2025 (“fiscal 2025”) as compared to $138,610,000 for the fifty-three weeks ended March 31, 2024 (“fiscal 2024”).

Foodservice sales from the Branded Product Program increased by approximately 6% to $91,828,000 for the fiscal 2025 period as compared to $86,489,000 for the fiscal 2024 period. We estimate that the additional week of operations during fiscal 2024 represented approximately $1,202,000 of additional Branded Product Program sales. During the fiscal 2025 period, the total volume of hot dogs sold in the Branded Product Program increased by approximately 1.2% as compared to the fiscal 2024 period. Our average selling prices increased by approximately 5% as compared to the fiscal 2024 period.

Total Company-owned restaurant sales increased by approximately 5% to $12,714,000 during the fiscal 2025 period as compared to $12,103,000 during the fiscal 2024 period. We estimate that the additional week of operations during fiscal 2024 represented approximately $120,000 of additional sales. Restaurant sales were primarily impacted by higher sales at our Coney Island locations due to an increase in our average check.

License royalties increased by approximately 11% to $37,418,000 in the fiscal 2025 period as compared to $33,581,000 in the fiscal 2024 period. We do not believe that the additional week of operations during fiscal 2024 had a significant impact on license royalties as our licensees continued to report based upon their fiscal reporting periods. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased to $33,589,000 for the fiscal 2025 period as compared to $30,068,000 for the fiscal 2024 period. The increase is due to an 11% increase in retail volume. The net selling price at retail was comparable year over year. The foodservice business earned higher royalties of $109,000 as compared to the fiscal 2024 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $316,000 during the fiscal 2025 period as compared to the fiscal 2024 period primarily due to higher royalties earned on sales of French fries, onion rings, proprietary spices, franks-in-a-blanket, mozzarella sticks and bottled mustard offset, in part, by lower royalties earned on sales of pickles.

Franchise fees and royalties decreased by $208,000 to $4,148,000 in the fiscal 2025 period as compared to $4,356,000 in the fiscal 2024 period. Total royalties were $3,767,000 in the fiscal 2025 period as compared to $3,886,000 in the fiscal 2024 period. Royalties earned under the Branded Menu Program were $744,000 in the fiscal 2025 and 2024 periods. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $61,000 in the fiscal 2025 period as compared to $81,000 in the fiscal 2024 period. Traditional franchise royalties were $2,962,000 in the fiscal 2025 period as compared to $3,061,000 in the fiscal 2024 period. Franchise restaurant sales declined to $66,905,000 in the fiscal 2025 period as compared to $68,417,000 in the fiscal 2024 period. We estimate that the additional week of operations during fiscal 2024 resulted in $1,215,000 of additional franchise restaurant sales or royalties of approximately $60,000. Comparable domestic franchise sales (consisting of 58 Nathan’s locations, excluding sales under the Branded Menu Program) were $51,250,000 during the fiscal 2025 period as compared to $53,108,000 during the fiscal 2024 period.

At March 30, 2025, 230 franchised locations, including domestic, international and Branded Menu Program units were operating. Total franchise fee income was $381,000 in the fiscal 2025 period as compared to $470,000 in the fiscal 2024 period. Domestic franchise fee income was $108,000 in the fiscal 2025 period as compared to $106,000 in the fiscal 2024 period. International franchise fee income was $237,000 in the fiscal 2025 period as compared to $241,000 in the fiscal 2024 period. We recognized $36,000 and $123,000 of forfeited fees in the fiscal 2025 and fiscal 2024 periods, respectively. During the fiscal 2025 period, 25 franchise locations opened and 25 franchised locations closed. During the fiscal 2024 period, 17 franchised locations opened and 19 franchised locations closed.

Advertising fund revenue, after eliminating Company contributions, was $2,074,000 in the fiscal 2025 period as compared to $2,081,000 during the fiscal 2024 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 8% to $89,707,000 in the fiscal 2025 period as compared to $83,182,000 in the fiscal 2024 period. Our gross profit (calculated as total Branded Product sales plus total Company-owned restaurants sales less cost of sales) was $14,835,000 or 14% of sales during the fiscal 2025 period as compared to $15,410,000 or 16% of sales during the fiscal 2024 period.

Cost of sales in the Branded Product Program increased by 9% to $82,462,000 during the fiscal 2025 period as compared to $75,966,000 in the fiscal 2024 period, primarily due to the 1.2% increase in the volume of hot dogs sold, as well as a 7% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle, combined with industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments for beef during the fiscal 2025 and 2024 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2025 period was $7,245,000 or 57% of restaurant sales, as compared to $7,216,000 or 60% of restaurant sales in the fiscal 2024 period. Food and paper costs as a percentage of Company-owned restaurant sales were 25%, down from 28% in the fiscal 2024 period driven, in part, by price increases across most menu offerings. Labor and related expenses as a percentage of Company-owned restaurant sales were 32%, which was comparable to the fiscal 2024 period. Higher wage rates during fiscal 2025 as a result of legislative increases in the New York State minimum wage were offset by price increases across most menu offerings.

Restaurant operating expenses increased by $202,000 to $4,379,000 in the fiscal 2025 period as compared to $4,177,000 in the fiscal 2024 period. The increase is due primarily to higher occupancy expenses of $203,000, higher repairs and maintenance expenses of $41,000, and higher insurance costs of $31,000 which were offset, in part, by lower delivery charges of $62,000.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $957,000 in the fiscal 2025 period as compared to $1,135,000 in the fiscal 2024 period.

General and administrative expenses decreased by $1,082,000 to $14,530,000 in the fiscal 2025 period as compared to $15,612,000 in the fiscal 2024 period. The reduction in general and administrative expenses was primarily attributable to higher share-based compensation expense of $259,000, and a higher provision for credit losses of $119,000 which were offset by lower professional fees of $291,000 and a cash bonus payout of $1,000,000 to the Company’s Executive Chairman of the Board in fiscal 2024.

Advertising fund expense, after eliminating Company contributions, was $2,112,000 in the fiscal 2025 period as compared to $1,998,000 in the fiscal 2024 period.

Other Items

Interest expense of $4,106,000 in the fiscal 2025 period represented interest expense of $1,449,000 and $2,504,000 on the 2025 Notes and the Term Loan borrowings under the Credit Agreement, respectively, and amortization of debt issuance costs of $104,000 and $49,000 on the 2025 Notes and the Term Loan borrowings, respectively.

Interest expense of $5,355,000 in the fiscal 2024 period represented interest expense of $5,010,000 on the 2025 Notes and amortization of debt issuance costs of $345,000.

The reduction in interest expense of $1,249,000 is due primarily to lower outstanding long-term debt and a lower interest rate associated with our Credit Agreement.

During fiscal 2025, the Company refinanced and redeemed the 2025 Notes. In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $334,000 that reflected the write-off of the remainder of the debt issuance costs on the 2025 Notes.

Additionally, the Company made a voluntary principal prepayment of $8,000,000 of its Term Loan borrowings under the Credit Agreement and recorded a loss on debt extinguishment of $55,000 related to the write-off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

During fiscal 2024, the Company completed the partial redemption, in the principal amount of $20,000,000 of the 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $169,000 that reflected the write-off of a portion of previously recorded debt issuance costs. See NOTE J – LONG-TERM DEBT in the accompanying consolidated financial statements for further information.

Interest and dividend income of $672,000 in the fiscal 2025 period represented amounts earned by the Company on its interest bearing bank and money market accounts and money market funds as compared to $383,000 in the fiscal 2024 period. The increase is due to higher levels of invested cash earning interest at higher rates in the fiscal 2025 period as compared to the fiscal 2024 period.

Other income, net was $87,000 in the fiscal 2025 period, which primarily relates to sublease income from a franchised restaurant as compared to $86,000 in the fiscal 2024 period.

Provision for Income Taxes

The effective income tax rate for the fiscal 2025 period was 26.7% compared to 28.5% for the fiscal 2024 period. The effective income tax rate for the fiscal 2025 period reflected income tax expense of $8,735,000 recorded on $32,761,000 of pre-tax income. The effective income tax rate for the fiscal 2024 period reflected income tax expense of $7,835,000 recorded on $27,451,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m).

The American Rescue Plan Act of 2021 (“ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (March 29, 2027 for the Company), ARPA expands the limitations to cover the next five most highly compensated employees. We continue to evaluate the potential impact ARPA may have on our operations and consolidated financial statements in future periods.

The amount of unrecognized tax benefits at March 30, 2025 was $532,000 all of which would impact Nathan’s effective tax rate, if recognized. As of March 30, 2025, Nathan’s had $395,000 accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $55,000 during the fiscal year ending March 29, 2026, due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Reconciliation of GAAP and Non-GAAP Measures

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding (i) loss on debt extinguishment; and (ii) share-based compensation that the Company believes will impact the comparability of its results of operations.

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

	Fiscal Year
(In thousands)	2025	2024

Net income	$24,026	$19,616
Interest expense	4,106	5,355
Provision for income taxes	8,735	7,835
Depreciation and amortization	957	1,135
EBITDA	37,824	33,941

Loss on debt extinguishment	389	169
Share-based compensation	993	733
ADJUSTED EBITDA	$39,206	$34,843

Liquidity and Capital Resources

Sources and uses of cash

Cash and cash equivalents at March 30, 2025 aggregated $27,802,000, a $6,775,000 increase during the fiscal 2025 period as compared to cash and cash equivalents of $21,027,000 at March 31, 2024. Net working capital increased to $28,371,000 at March 30, 2025 as compared to $23,203,000 at March 31, 2024.

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

Credit Agreement

On September 30, 2024 and December 31, 2024, we paid our quarterly mandatory debt principal repayments of $600,000 each, or $1,200,000 in the aggregate, on our Term Loan borrowings under the Credit Agreement. On October 10, 2024, we made a voluntary principal prepayment of $8,000,000 on our outstanding Term Loan borrowings under the Credit Agreement. The prepayment was primarily funded by operating cash flows. As of March 30, 2025, the Company has made cash interest payments of approximately $2,356,000 on the Term Loan borrowings under the Credit Agreement. Subsequent to the year ending March 30, 2025, on March 31, 2025, the Company paid its next quarterly mandatory debt principal repayment of $600,000.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(In thousands)	Fiscal year
	2025	2024

Net cash provided by operating activities	$25,240		$20,002
Net cash used in investing activities	(225)		(313)
Net cash used in financing activities	(18,240)		(28,523)
Net increase (decrease) in cash and cash equivalents	$6,775	$	(8,834)

Operating activities

Cash provided by operations is primarily attributable to net income of $24,026,000 in addition to other non-cash operating items of $2,532,000, offset by changes in other operating assets and liabilities of $1,318,000. Non-cash operating expenses consist principally of a loss on debt extinguishment of $389,000, depreciation and amortization of $957,000, amortization of debt issuance costs of $153,000, share-based compensation expense of $993,000 and a provision for credit losses of $275,000. In the fiscal 2025 period, inventories increased by $379,000 due to timing and Branded Product Program inventory in transit. Prepaid expenses and other current assets decreased by $128,000 due primarily to a decrease in prepaid income taxes of $365,000 which were offset, in part, by an increase in prepaid marketing and insurance expenses of $347,000. Accounts payable, accrued expenses and other current liabilities decreased by $1,227,000 due principally to lower incentive compensation accruals of $253,000 as well as a decrease in accrued interest expense of $1,528,000 resulting from the timing of our debt service payments under our Credit Agreement. Accounts payable increased by $419,000 due to the timing of product purchases for our Branded Product Program and Company-owned restaurants.

Investing activities

Cash used in investing activities of $225,000 is primarily attributable to capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

In connection with the Company’s refinancing of the 2025 Notes, the Company borrowed $60,000,000 in Term Loan borrowings pursuant to the Credit Agreement and simultaneously redeemed the 2025 Notes. We incurred $431,000 of debt issuance costs in connection with this refinancing. During fiscal 2025, we made $1,200,000 of mandatory principal repayments, as well as an $8,000,000 voluntary principal repayment on our Term Loan borrowings under the Credit Agreement. Further, the Company paid its four quarterly cash dividends of $0.50 per share totaling $8,172,000. The Company also paid $437,000 for withholding taxes on the net share vesting of 10,000 restricted stock units.

Credit Agreement

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

The Company borrowed $60,000,000 in Term Loan borrowings under the Credit Agreement on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of March 30, 2025, there were no outstanding borrowings under the Revolving Loan. See NOTE J – LONG TERM DEBT in the accompanying consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 30, 2025, Nathan’s has repurchased 1,101,884 shares at a cost of approximately $39,000,000 under the sixth stock repurchase plan. At March 30, 2025, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2025 period. We may return capital to our stockholders through stock repurchases, subject to any restrictions in our Credit Agreement, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at March 30, 2025 aggregating $27,802,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. During the fiscal 2025 period, the Company declared and paid four quarterly dividends of $0.50 per share aggregating $8,172,000.

Effective June 10, 2025, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal 2026 which is payable on July 1, 2025 to stockholders of record as of the close of business on June 23, 2025.

If the Company pays regular quarterly cash dividends for fiscal 2026 at the same rate as declared in the first quarter of fiscal 2026, the Company’s total cash requirement for dividends for all of fiscal 2026 would be approximately $8,179,000 based on the number of shares of common stock outstanding at June 5, 2025. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Our ability to pay future dividends is limited by the terms of our Credit Agreement. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of our Credit Agreement.

Purchase Commitments

At March 30, 2025 and March 31, 2024, Nathan’s did not have any open purchase commitments to purchase hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the principal and interest obligations under the Credit Agreement, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. While our Credit Agreement bears interest at a fluctuating interest rate based on SOFR plus a spread adjustment, if the Company makes its fiscal year 2026 cash interest payments on its outstanding Term Loan borrowings at the interest rate effective at March 30, 2025, then during the fiscal year ended March 29, 2026, we expect to make cash interest payments of approximately $2,895,000 on the Term Loan borrowings.

We may from time to time seek to make voluntary principal prepayments of Term Loan borrowings under our Credit Agreement. Such voluntary prepayments, if any, will depend on market conditions, our liquidity requirements, satisfactory compliance of covenants and conditions pursuant to our Credit Agreement and other factors.

Management believes that available cash and cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and, if any, stock repurchases for at least the next 12 months.

Contractual Obligations

At March 30, 2025, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

At March 30, 2025, our contractual obligations primarily consist of the Term Loan borrowings under our Credit Agreement and the mandatory debt principal repayments and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See NOTE J – LONG TERM DEBT and NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS in the accompanying consolidated financial statements for further information.

Inflationary Pressures

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2025 period, and this trend may continue into fiscal 2026. Our average cost of hot dogs during the fiscal 2025 period was approximately 7% higher than during the fiscal 2024 period. Our average cost of hot dogs during the fiscal 2024 period was approximately 10% higher than during the fiscal 2023 period. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2026. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers where our Company-owned restaurants are located. On January 1, 2025, the minimum wage increased from $16.00 to $16.50 in New York City, Long Island and Westchester which will be followed by an additional $0.50 increase in 2026. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. There has also been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

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

Cash and Cash Equivalents

We have historically invested our cash in money market accounts, money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 30, 2025, Nathan’s cash and cash equivalents balance aggregated $27,802,000. Earnings on this cash would increase or decrease by approximately $70,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into the Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Borrowings under our Credit Agreement bear interest at a fluctuating interest rate based on SOFR or a base rate plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in the interest rate on our $50,800,000 of outstanding unsecured Term Loan borrowings at March 30, 2025 would lead to an increase of approximately $508,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We are exposed to market price fluctuations in commodities, most notably beef and beef trimmings. Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during fiscal 2025, most notably within our Restaurant Operations and Branded Product Program segments. We expect this trend to continue into fiscal 2026. Our average cost of hot dogs during fiscal 2025 was approximately 7% higher than during fiscal 2024.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2026. Factors that affect beef prices are outside of our control and include foreign and domestic supply and demand, inflation, weather and seasonality. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from rising rates.

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

A short-term increase or decrease of 10% in the cost of our food and paper products for the year ended March 30, 2025 would have increased or decreased our cost of sales by approximately $8,338,000.

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

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 30, 2025. Based on that evaluation, the Chief Executive Officer, and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 30, 2025. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 30, 2025. The effectiveness of our internal control over financial reporting as of March 30, 2025, has been audited by CBIZ CPAs P.C., an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.         Other Information.

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.50 per share dividend payable on July 1, 2025 to shareholders of record at the close of business on June 23, 2025.

During the quarter ended March 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nathan’s Famous, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of March 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2025, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of March 30, 2025 and the related consolidated statements of earnings, changes in stockholders’ deficit, and cash flows and the related notes (collectively referred to as the “financial statements”) for the fifty-two week period ended March 30, 2025 of the Company, and our report dated June 10, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

New York New York

June 10, 2025

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

Item 11.         Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2025 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than

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

Item 14.         Principal Accountant Fees and Services.

Audit Fees

We were billed by CBIZ CPAs P.C. and Marcum LLP the aggregate amount of approximately $327,000 and $70,000 for fiscal 2025 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q. We were billed by Marcum LLP the aggregate amount of approximately $381,000 for fiscal 2024 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q.

Audit-Related Fees

CBIZ CPAs P.C. or Marcum LLP did not render any audit-related services for fiscal 2025 and 2024, respectively and, accordingly, did not bill for any such services.

Tax Fees

CBIZ CPAs P.C. or Marcum LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2025 and 2024, respectively and, accordingly, did not bill for any such services.

All Other Fees

CBIZ CPAs P.C. or Marcum LLP did not render any other services for fiscal 2025 and 2024, respectively and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by CBIZ CPAs P.C. of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by CBIZ CPAs P.C. and Marcum LLP during fiscal 2025 and 2024, respectively.

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

Exhibit No.	Exhibit
3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 33- 56976.)
3.2	Amendment to the Certificate of Incorporation, filed December 15, 1992. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 33-56976.)
3.3	By-Laws, as amended. (Incorporated by reference to Exhibit 3.1 to Form 8-K dated November 1, 2006.)
3.4	First Amendment to By-Laws (Incorporated by reference to Exhibit 3.1 to Form 8-K dated July 6, 2023.)
4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 33-56976.)
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

10.25

Credit Agreement, dated as of July 10, 2024, among Nathan’s Famous, Inc., as the Borrower, the Subsidiaries of the Borrower Party hereto, as Guarantors, and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party hereto (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K dated July 10, 2024.)

16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)
16.2	Letter from Marcum LLP dated February 20, 2025 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated February 20, 2025.)
19.1	Policy on Insider Trading (Incorporated by reference to Exhibit 19.1 to Form 10-K for the year ended March 26, 2023.)
19.2	Policy on Trading Procedures for Covered Individuals (Incorporated by reference to Exhibit 19.2 to Form 10-K for the year ended March 26, 2023.)
21	(1) List of Subsidiaries of the Registrant.

23.1	(1) Consent of CBIZ CPAs P.C. dated June 10, 2025.
23.2	(1) Consent of Marcum LLP dated June 10, 2025.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Robert Steinberg, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Robert Steinberg, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Nathan’s Famous, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended March 31, 2024.)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

Item 16.         Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of June, 2025.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of June, 2025.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

/s/ HOWARD LORBER
Howard Lorber
Executive Chairman

/s/ ROBERT STEINBERG
Robert Steinberg
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ WAYNE NORBITZ
Wayne Norbitz, Director

/s/ ROBERT J. EIDE
Robert J. Eide, Director

/s/ BARRY LEISTNER
Barry Leistner, Director

/s/ BRIAN GENSON
Brian Genson, Director

/s/ ATTILIO F. PETROCELLI
Attilio F. Petrocelli, Director

/s/ CHARLES RAICH
Charles Raich, Director

/s/ ANDREW LEVINE
Andrew Levine, Director

/s/ JOANNE PODELL
Joanne Podell, Director

Nathan’s Famous, Inc. and Subsidiaries

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 199)	F-2 – F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Earnings	F-5

Consolidated Statements of Changes in Stockholders’ Deficit	F-6 – F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated  balance sheet of Nathan’s Famous, Inc. and Subsidiaries  (the “Company”) as of March 30, 2025, the related consolidated  statements of earnings, changes in stockholders’ deficit and cash flows for the fifty-two week period ended March 30, 2025, and the related notes  (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2025, and the results of its operations and its cash flows for the fifty-two week period ended March 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated June 10, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2018 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024.)

New York, NY

June 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nathan’s Famous, Inc. and Subsidiaries (the “Company”) as of March 31, 2024, the related consolidated statements of earnings, changes in stockholders’ deficit and cash flows for the fifty-three week period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the fifty-three week period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2018 through 2025.

New York, NY

June 12, 2024

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 30, 2025	March 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,802	$21,027
Accounts and other receivables, net (Note D)	14,064	14,731
Inventories	1,221	842
Prepaid expenses and other current assets (Note E)	2,048	2,176
Total current assets	45,135	38,776

Property and equipment, net of accumulated depreciation of $12,295 and $11,687, respectively (Note F)	2,114	2,673
Operating lease right-of-use assets (Note K)	4,987	6,203
Goodwill	95	95
Intangible asset, net	522	695
Deferred income taxes (Note H)	510	275
Other assets	113	141

Total assets	$53,476	$48,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Current portion of long-term debt (Note J)	$2,400	$-
Accounts payable	6,163	5,744
Accrued expenses and other current liabilities (Note G)	5,969	7,615
Current portion of operating lease liabilities (Note K)	1,923	1,887
Deferred franchise fees	309	327
Total current liabilities	16,764	15,573

Long-term debt, net of unamortized debt issuance costs of $327 and $438, respectively (Note J)	48,073	59,562
Long-term portion of operating lease liabilities (Note K)	3,528	4,937
Other liabilities	927	810
Deferred franchise fees	697	899

Total liabilities	69,989	81,781

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,379,025 and 9,374,130 shares issued; and 4,089,510 and 4,084,615 shares outstanding at March 30, 2025 and March 31, 2024, respectively	94	94
Additional paid-in capital	63,492	62,936
Retained earnings (Accumulated deficit)	6,563	(9,291)
Stockholders’ equity before treasury stock	70,149	53,739

Treasury stock, at cost, 5,289,515 shares at March 30, 2025 and March 31, 2024	(86,662)	(86,662)
Total stockholders’ deficit	(16,513)	(32,923)

Total liabilities and stockholders’ deficit	$53,476	$48,858

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Three
	weeks ended	weeks ended
	March 30, 2025	March 31, 2024
REVENUES
Branded Products	$91,828	$86,489
Company-owned restaurants	12,714	12,103
License royalties	37,418	33,581
Franchise fees and royalties	4,148	4,356
Advertising fund revenue	2,074	2,081
Total revenues	148,182	138,610

COSTS AND EXPENSES
Cost of sales	89,707	83,182
Restaurant operating expenses	4,379	4,177
Depreciation and amortization	957	1,135
General and administrative expenses	14,530	15,612
Advertising fund expense	2,112	1,998
Total costs and expenses	111,685	106,104

Income from operations	36,497	32,506

Interest expense	(4,106)	(5,355)
Loss on debt extinguishment (NOTE J)	(389)	(169)
Interest and dividend income	672	383
Other income, net	87	86

Income before provision for income taxes	32,761	27,451
Provision for income taxes	8,735	7,835
Net income	$24,026	$19,616

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,086,000	4,081,000
Diluted	4,095,000	4,087,000

Net income per share:
Basic	$5.88	$4.81
Diluted	$5.87	$4.80

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 30, 2025 and the Fifty-three weeks ended March 31, 2024

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit	Shares	Amount	Deficit

Balance, March 26, 2023	9,369,235	$94	$62,565	$(20,559)	5,289,515	$(86,662)	$(44,562)

Cumulative effect of adoption of ASU 2016-13	-	-		(187)	-	-	(187)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(362)	-	-	-	(362)

Dividends on common stock ($2.00 per share)	-	-	-	(8,161)	-	-	(8,161)

Share-based compensation	-	-	733	-	-	-	733

Net income	-	-	-	19,616	-	-	19,616
Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 30, 2025 and the Fifty-three weeks ended March 31, 2024

(in thousands, except share and per share amounts)

				Retained
			Additional	Earnings			Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(437)	-	-	-	(437)

Dividends on common stock ($2.00 per share)	-	-	-	(8,172)	-	-	(8,172)

Share-based compensation	-	-	993	-	-	-	993

Net income	-	-	-	24,026	-	-	24,026
Balance, March 30, 2025	9,379,025	$94	$63,492	$6,563	5,289,515	$(86,662)	$(16,513)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Three
	weeks ended	weeks ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$24,026	$19,616
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	389	169
Depreciation and amortization	957	1,135
Amortization of debt issuance costs	153	345
Share-based compensation expense	993	733
Provision for expected credit losses	275	157
Deferred income taxes	(235)	165
Changes in operating assets and liabilities:
Accounts and other receivables, net	392	(74)
Inventories	(379)	(303)
Prepaid expenses and other current assets	128	(281)
Other assets	28	27
Operating lease assets and liabilities	(157)	(146)
Accounts payable, accrued expenses and other current liabilities	(1,227)	(1,232)
Deferred franchise fees	(220)	(382)
Other liabilities	117	73

Net cash provided by operating activities	25,240	20,002

Cash flows from investing activities:
Purchases of property and equipment, net	(225)	(313)

Net cash used in investing activities	(225)	(313)

Cash flows from financing activities:
Proceeds from Credit Facility	60,000	-
Repayment of Senior Secured Notes	(60,000)	(20,000)
Repayment of Credit Facility	(9,200)	-
Debt issuance costs	(431)	-
Dividends paid to stockholders	(8,172)	(8,161)
Payments of withholding tax on net share settlement of share-based compensation plans	(437)	(362)

Net cash used in financing activities	(18,240)	(28,523)

Net increase (decrease) in cash and cash equivalents	6,775	(8,834)

Cash and cash equivalents, beginning of year	21,027	29,861

Cash and cash equivalents, end of year	$27,802	$21,027

Cash paid during the year for:
Interest	$5,481	$5,477
Income taxes	$8,489	$8,309

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

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

At March 30, 2025, the Company’s restaurant system included four Company-owned restaurants (including one seasonal unit) in the New York City metropolitan area and 230 franchised units, located in 17 states and 12foreign countries.

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

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The fiscal year ended March 30, 2025 was on the basis of a 52 week reporting period and the fiscal year ended March 31, 2024 was on the basis of a 53 week reporting period. All references to years and quarters relate to fiscal periods rather than calendar periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3.	Reclassifications

Certain prior year amounts have been reclassified in operating activities within the Consolidated Statements of Cash Flows to conform with the current year presentation. This reclassification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.

4.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management in preparing the consolidated financial statements include the valuation of long lived assets, the valuation of an intangible asset, the allowance for credit losses, customer rebates and the accounting for income taxes. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and other assumptions under the circumstances. Actual results could differ from those estimates.

5.	Cash and Cash Equivalents

Cash and cash equivalents principally consist of cash in bank accounts, money market accounts and money market funds. The Company considers money market accounts and money market funds to be cash equivalents. Cash equivalents were $19,400 and $11,330 at March 30, 2025 and March 31, 2024, respectively.

At March 30, 2025 and March 31, 2024, substantially all of the Company’s cash balances are in excess of insurance limits of the Federal Deposit Insurance Corporation, or the FDIC. The Company has not experienced any losses in such accounts.

6.	Inventories

Inventories, which are stated at the lower of cost or net realizable value, consist primarily of food, beverages, and paper supplies. Cost is determined using the first-in, first-out method.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, and the trade name and other intellectual property of $522 in connection with the Arthur Treacher’s brand.

Goodwill is not amortized, but is tested for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. As of March 30, 2025 and March 31, 2024 the Company performed its annual quantitative impairment test of goodwill and has determined no impairment is deemed to exist.

Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is three years concluding in fiscal year 2028, and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $173 for the fiscal year ending March 30, 2025 and estimates that our annual amortization expense will approximate $173 for each of the next three fiscal years.

The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 30, 2025 and March 31, 2024. Cash flow projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9.	Long-lived Assets

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

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such assets. If the projected undiscounted future cash flows are less than the carrying value of the assets, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the assets. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material. No long-lived assets were deemed impaired during the fiscal years ended March 30, 2025 and March 31, 2024.

10.	Leases

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. The Company recorded $15 and $22 in Other Assets at March 30, 2025 and March 31, 2024, respectively. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Certain leases may include rent escalations based on inflation indexes. Subsequent escalations subject to such an index and contingent rental payments are recognized as variable lease expense in the period incurred.

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

Rental income for operating leases on properties subleased to franchisees is recorded net of associated lease costs to “Other income, net.” At March 30, 2025, the Company leases one site which it in turn subleases to a franchisee, which expires in April 2027 exclusive of renewal options. The Company remains liable for all lease costs when property is subleased to a franchisee.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 30, 2025 and March 31, 2024, we did not have any assets or liabilities that were recorded at fair value.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of those items.

The carrying amount of our long-term debt (see NOTE J – LONG TERM DEBT) also approximates fair value since such borrowings bear interest at variable market rates and is categorized as Level 2. The face and fair value of the 6.625% Senior Secured Notes due 2025 (“2025 Notes”) as of March 31, 2024 was $60,000 and $59,903, respectively, and was based upon review of observable pricing in secondary markets as of March 31, 2024. Accordingly, the Company classified it as Level 2.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

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

12.	Start-up Costs

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

15.	Revenue Recognition - License Royalties

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

March 30, 2025 and March 31, 2024

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

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of franchise openings and closings (excluding virtual kitchens) for the Nathan’s franchise restaurant system for the fiscal years ended March 30, 2025 and March 31, 2024:

	March 30,	March 31,
	2025	2024

Franchised restaurants operating at the beginning of the period	230	232

Franchised restaurants opened during the period	25	17

Franchised restaurants closed during the period	(25)	(19)

Franchised restaurants operating at the end of the period	230	230

Contract balances

The following table provides information about contract liabilities from contracts with customers:

	March 30,	March 31,
	2025	2024

Deferred franchise fees (a)	$1,006	$1,226
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$1,392	$1,375

(a)	Deferred franchise fees of $309 and $697 as of March 30, 2025 and $327 and $899 as of March 31, 2024 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $892 of deferred license royalties and $500 of deferred advertising fund revenue as of March 30, 2025 and $875 of deferred license royalties and $500 of deferred advertising fund revenue as of March 31, 2024.

Significant changes in deferred franchise fees for the fiscal years ended March 30, 2025 and March 31, 2024 are as follows:

	March 30,	March 31,
	2025	2024

Deferred franchise fees at beginning of period	$1,226	$1,608
New deferrals due to cash received and other	161	88
Revenue recognized during the period	(381)	(470)
Deferred franchise fees at end of period	$1,006	$1,226

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant changes in deferred revenues for the fiscal years ended March 30, 2025 and March 31, 2024 are as follows:

	March 30,	March 31,
	2025	2024

Deferred revenues at beginning of period	$1,375	$1,406
New deferrals due to cash received and other	2,577	2,340
Revenue recognized during the period	(2,560)	(2,371)
Deferred revenues at end of period	$1,392	$1,375

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2026	$309
2027	195
2028	107
2029	71
2030	51
Thereafter	273
Total	$1,006

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

18.	Business Concentrations and Geographical Information

The Company’s accounts receivable consists principally of receivables from franchisees, including virtual kitchens, for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 30, 2025, three Branded Product customers represented 18%, 14% and 12%, of accounts receivable. At March 31, 2024, three Branded Product customers represented 21%, 15% and 13%, of accounts receivable. One Branded Product customer accounted for 20% and 18% of total revenue for each of the fiscal years ended March 30, 2025 and March 31, 2024, respectively. One retail licensee accounted for 24% and 23% of the total revenue for the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

The Company’s primary supplier of hot dogs represented 96% and 95% of product purchases for each of the fiscal years ended March 30, 2025 and March 31, 2024, respectively. The Company’s primary distributor of products to its Company-owned restaurants represented 3% of product purchases for each of the fiscal years ended March 30, 2025 and March 31, 2024. If a disruption of service from a primary supplier or distributor was to occur, we could experience short-term increases in our costs while supply or distribution channels were adjusted.

The Company’s revenues for the fiscal years ended March 30, 2025 and March 31, 2024 were derived from the following geographic areas:

	March 30, 2025	March 31, 2024

United States	$144,318	$133,205
International	3,864	5,405
Total revenues	$148,182	$138,610

The Company’s revenues for the fiscal years ended March 30, 2025 and March 31, 2024 were derived from the following:

	March 30, 2025	March 31, 2024

Branded Products	$91,828	$86,489
Company-owned restaurants	12,714	12,103
License royalties	37,418	33,581
Franchise royalties	3,767	3,886
Franchise fees	381	470
Advertising fund revenue	2,074	2,081
Total revenues	$148,182	$138,610

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

19.	Advertising

The Company administers an Advertising Fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned restaurants for national and regional advertising, promotional and public relations programs. Contributions to the Advertising Fund are based on specified percentages of net sales, generally ranging up to 2.5%. Company-owned restaurant advertising expense, which is expensed as incurred, was $94 and $117, for the fiscal years ended March 30, 2025 and March 31, 2024, respectively, and has been included in “Restaurant operating expenses” in the accompanying Consolidated Statements of Earnings.

20.	Share-Based Compensation

At March 30, 2025, the Company had one share-based compensation plan in effect which is more fully described in Note L.2.

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

21.	Classification of Operating Expenses

Cost of sales consists of the following:

●	The cost of food and other products sold by Company-owned restaurants, through the
●	Branded Product Program and through other distribution channels.
●	The cost of labor and associated costs of Company-owned restaurants.
●	The cost of paper products used in Company-owned restaurants.
●	Other direct costs such as fulfillment, commissions, freight and samples.

Restaurant operating expenses consist of the following:

●	Occupancy costs of Company-owned restaurants.
●	Utility costs of Company-owned restaurants.
●	Repair and maintenance and other incidental expenses of Company-owned restaurants.
●	Marketing and advertising expenses done locally and contributions to advertising funds for Company-owned restaurants.
●	Insurance costs directly related to Company-owned restaurants.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

General and administrative expenses consist of the following:

●	Payroll and related benefits, incentive compensation expense and share-based compensation.
●	Travel expense, marketing, trade show expense and certain other overhead expenses of the various departments that support our operations.
●

Corporate administrative functions such as executive management, finance, information technology, legal and professional fees, insurance, corporate rent and certain other overhead expenses of our Corporate office.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

23.	Adoption of New Accounting Standard

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows.

The Company adopted ASU 2023-07 during the fourth quarter of fiscal year 2025. The adoption did not have a material impact on our consolidated financial statements. Refer to NOTE I – SEGMENT INFORMATION for the expanded reportable segment disclosures added as a result of the adoption of ASU 2023-07.

24.	New Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation table and disaggregation of income taxes paid, net of refunds, by jurisdiction. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2024, which for us is our fiscal year 2026 beginning on March 31, 2025. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the Company, annual reporting requirements will be effective for our fiscal year 2028 beginning on March 29, 2027 and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2029. The Company is currently evaluating the impact that the new guidance will have on our consolidated financial statements.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on our consolidated financial statements.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 30, 2025 and March 31, 2024, respectively:

	March 30,	March 31,
	2025	2024

Net income	$24,026	$19,616

Common Stock:
Weighted average basic shares outstanding	4,086,000	4,081,000
Effect of dilutive share-based awards	9,000	6,000
Weighted average diluted shares outstanding	4,095,000	4,087,000

Net income per share:
Basic	$5.88	$4.81
Diluted	$5.87	$4.80

Anti-dilutive share-based awards	-	10,000

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 30,	March 31,
	2025	2024

Branded product sales	$10,534	$10,833
Franchise and license royalties	3,902	4,139
Other	270	162
	14,706	15,134

Less: allowance for credit losses	(642)	(403)

Accounts and other receivables, net	$14,064	$14,731

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

An allowance for credit losses is determined by pooling the Company’s trade accounts receivable based on similar risk characteristics and delinquency status under an aging method at the measurement date. The Company considers both qualitative and quantitative information when developing the estimate including assessments of collectability based on historical trends, the financial condition of the Company’s franchisees, licensees and Branded Product Program customers, including any known or anticipated bankruptcies, and an evaluation of current economic conditions, as well as the Company’s expectations of conditions in the future.

The Company provides for expected credit losses through a charge to earnings. After the Company has used reasonable collection efforts, it writes off accounts receivable through a charge to the allowance for credit losses.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET (continued)

Changes in the Company’s allowance for credit losses for the fiscal years ended March 30, 2025 and March 31, 2024 are as follows:

	March 30, 2025	March 31, 2024

Beginning balance	$403	$480
Cumulative effect of adoption of ASU 2016-13	-	252
Provision for expected credit losses	275	157
Write offs and other	(36)	(486)

Ending balance	$642	$403

NOTE E - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 30,	March 31,
	2025	2024

Income taxes	$493	$858
Real estate taxes	80	93
Insurance	379	268
Marketing	798	562
Other	298	395

Total prepaid expenses and other current assets	$2,048	$2,176

NOTE F - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 30,	March 31,
	2025	2024

Land	$123	$123
Building and improvements	1,441	1,414
Machinery, equipment, furniture and fixtures	5,421	5,405
Leasehold improvements	7,418	7,418
Construction-in-progress	6	-
Total property and equipment	14,409	14,360
Less: accumulated depreciation and amortization	(12,295)	(11,687)

Property and equipment, net	$2,114	$2,673

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE F - PROPERTY AND EQUIPMENT, NET (continued)

Depreciation and amortization expense related to property and equipment was $784 and $961 for each of the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

NOTE G – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 30,	March 31,
	2025	2024

Payroll and other benefits	$3,269	$3,522
Accrued rebates	742	693
Rent and occupancy costs	60	78
Deferred revenue	1,392	1,375
Interest	148	1,676
Professional fees	60	56
Sales, use and other taxes	33	41
Other	265	174
Total accrued expenses and other current liabilities	$5,969	$7,615

NOTE H – INCOME TAXES

The income tax provision consists of the following for the fiscal years ended March 30, 2025 and March 31, 2024:

	March 30,	March 31,
	2025	2024
Federal
Current	$6,909	$5,767
Deferred	(190)	118
Total Federal income tax	6,719	5,885
State and local
Current	2,060	1,903
Deferred	(44)	47
Total State and local income tax	2,016	1,950
Total provision for income taxes	$8,735	$7,835

The income tax provisions for the fiscal years ended March 30, 2025 and March 31, 2024 reflect effective tax rates of 26.7% and 28.5%, respectively.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE H – INCOME TAXES (continued)

The total income tax provision for the fiscal years ended March 30, 2025 and March 31, 2024 differs from the amounts computed by applying the United States Federal income tax rate of 21% to income before income taxes as a result of the following:

	March 30,	March 31,
	2025	2024

Income tax provision at the U.S. Federal statutory rate	$6,880	$5,765
State and local income taxes, net of U.S. Federal income tax benefit	1,527	1,485
Change in uncertain tax positions, net	116	73
Nondeductible meals and entertainment and other	(72)	(24)
Nondeductible executive compensation	284	536
Total provision for income taxes	$8,735	$7,835

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 30,	March 31,
	2025	2024
Deferred tax assets
Accrued expenses	$312	$303
Allowance for credit losses	159	101
Deferred revenue	246	305
Deferred stock compensation	106	28
Operating lease liability	1,189	1,505
Other	177	151
Total deferred tax assets	$2,189	$2,393

Deferred tax liabilities
Deductible prepaid expense	$125	$150
Operating lease right-of-use asset	1,091	1,373
Depreciation expense	360	465
Amortization	103	130
Total deferred tax liabilities	1,679	2,118
Net deferred tax asset	$510	$275

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 30, 2025 and March 31, 2024:

	March 30, 2025	March 31, 2024

Unrecognized tax benefits, beginning of year	$465	$432
Decreases of tax positions taken in prior years	(60)	(19)
Increases based on tax positions taken in current year	127	52
Unrecognized tax benefits, end of year	$532	$465

The amount of unrecognized tax benefits included in Other liabilities at March 30, 2025 and March 31, 2024 were $532 and $465, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 30, 2025 and March 31, 2024, the Company had $395 and $345, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 30, 2025 and March 31, 2024, Nathan’s recognized interest and penalties in the amounts of $49 and $41, respectively.

During the fiscal year ending March 29, 2026, we believe it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $55, due primarily to the lapse of statutes of limitations which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

On August 16, 2022 the United States enacted the Inflation Reduction Act. Among other provisions, this law imposes a 1% excise tax on stock buybacks made after December 31, 2022, with certain exceptions including stock repurchases of less than $1,000 within a tax year. We do not expect this law to have a material impact on our consolidated financial statements.

The American Rescue Plan Act (“ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective tax years starting after December 31, 2026 (March 29, 2027 for the Company), ARPA expands the limitation to cover the next five most highly compensated employees. We continue to evaluate the potential impact ARPA may have on our operations and consolidated financial statements in future periods.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE H – INCOME TAXES (continued)

The earliest tax years that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2022
New York State	2022
New York City	2022
New Jersey	2021
California	2021

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

The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who regularly reviews operating results, evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations as reported on the Consolidated Statement of Earnings. The CODM regularly reviews revenues, gross profit and income from operations by segment when evaluating the financial performance of each segment. Significant segment expenses are monitored by the CODM and included in the tables below. Segment asset information is not used by the CODM to assess performance and allocate resources and therefore is not presented. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

March 30, 2025 and March 31, 2024

NOTE I – SEGMENT INFORMATION (continued)

Restaurant operations – This segment derives revenue from the sale of our products at Company-owned restaurants and earns fees and royalties from its franchised restaurants, including its virtual kitchens.

Revenues from operating segments are from transactions with unaffiliated third parties and do not include any intersegment revenues.

Interest expense, loss on debt extinguishment, interest and dividend income and other income, net, are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

The following tables summarize segment information and reconcile our segment results to our consolidated results as reported on our Consolidated Statement of Earnings:

March 30, 2025	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	91,828	37,418	16,862	2,074	148,182
Less:
Cost of sales	82,461	-	7,246	-	89,707
Segment gross profit	9,367	37,418	9,616	2,074	58,475
Less (1):
Restaurant operating expenses (2)	-	-	4,379	-	4,379
Department expenses (3)	956	182	713	410	2,261
Other general and administration expenses (4)	-	-	-	6,204	6,204
Payroll expense	1,127	-	1,457	3,481	6,065
Depreciation and amortization	148	-	636	173	957
Advertising fund expense	-	-	-	2,112	2,112
Income from operations	7,136	37,236	2,431	(10,306)	36,497
Interest expense	-	-	-	(4,106)	(4,106)
Loss on debt extinguishment	-	-	-	(389)	(389)
Interest and dividend income	-	-	-	672	672
Other income, net	-	-	87	-	87
Income before provision for income taxes	7,136	37,236	2,518	(14,129)	32,761

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE I – SEGMENT INFORMATION (continued)

March 31, 2024	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	86,489	33,581	16,459	2,081	138,610
Less:
Cost of sales	75,966	-	7,216	-	83,182
Segment gross profit	10,523	33,581	9,243	2,081	55,428
Less (1):
Restaurant operating expenses (2)	-	-	4,177	-	4,177
Department expenses (3)	944	182	1,062	403	2,591
Other general and administration expenses (4)	-	-	-	5,783	5,783
Payroll expense	1,151	-	1,643	4,444	7,238
Depreciation and amortization	144	-	700	291	1,135
Advertising fund expense	-	-	-	1,998	1,998
Income from operations	8,284	33,399	1,661	(10,838)	32,506
Interest expense	-	-	-	(5,355)	(5,355)
Loss on debt extinguishment	-	-	-	(169)	(169)
Interest and dividend income	-	-	-	383	383
Other income, net	-	-	86	-	86
Income before provision for income taxes	8,284	33,399	1,747	(15,979)	27,451

(1)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)	Includes occupancy expenses, insurance expenses, utility costs, repair and maintenance expense and other Company-owned restaurant expenses.
(3)	Includes travel expense, marketing and trade show expense and certain other overhead expenses.
(4)	Includes incentive compensation expense, share-based compensation expense, professional fees, occupancy expenses, provision for credit losses and certain other overhead expenses.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE J – LONG-TERM DEBT

Long-term debt consists of the following:

	March 30,	March 31,
	2025	2024

6.625% Senior Secured Notes due 2025	$-	$60,000
SOFR Term Loan Borrowings with an effective interest rate of 5.825%	50,800	-
Total debt	50,800	60,000

Less: unamortized debt issuance costs	(327)	(438)
Total debt, net of debt issuance costs	50,473	59,562
Less: Current portion of long-term debt	(2,400)	-
Long-term debt, net	$48,073	$59,562

Credit Agreement

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

The Company’s mandatory debt principal repayments as of March 30, 2025 were as follows:

Fiscal Year	Amount
2026	$2,400
2027	2,400
2028	2,400
2029	2,400
2030	41,200
Total	$50,800

Total debt repayments through 2030 exceed the total carrying amount of the Company’s debt as of March 30, 2025 because the carrying amount reflects the unamortized portion of debt issuance costs.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE J – LONG-TERM DEBT (continued)

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

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding 2025 Notes. The Company completed the redemption of the 2025 Notes on August 13, 2024. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of March 30, 2025, there were no outstanding borrowings under the Revolving Loan.

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

Term Loan and Revolving Loan borrowings under the Credit Agreement will bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40% for one (1), three (3) or six (6) month periods, as selected by the Company in its Loan Notice. The Company will be subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount. The interest rate on the Term Loan borrowings at March 30, 2025 was 5.825%.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at March 30, 2025.

The outstanding Term Loan borrowings under the Credit Agreement are payable quarterly in equal installments of 1.0% of the original principal amount of the Term Loan, or $600, beginning September 30, 2024, with the balance payable on the final maturity date. The Company made mandatory principal repayments on the Term Loan of $1,200 during fiscal 2025.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE J – LONG-TERM DEBT (continued)

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

On October 10, 2024, the Company made a voluntary principal prepayment of $8,000 of its Term Loan borrowings and incurred a loss on debt extinguishment of $55 related to the write-off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

The Company’s obligations under the Credit Agreement are fully and unconditionally guaranteed by all of the Company’s wholly-owned subsidiaries.

The Credit Agreement provides that certain Change of Control events constitute an Event of Default. Such an Event of Default entitles the Lenders to, among other things, cause all outstanding debt obligations under the Credit Agreement to become immediately due and payable.

2025 Notes

The Company had $80,000 principal amount of 6.625% Senior Secured Notes outstanding at March 26, 2023 due November 1, 2025. During fiscal 2024, the Company completed the partial redemption of $20,000 of the 2025 Notes by paying cash of $20,177, inclusive of accrued interest of $177, and recognized a loss on early extinguishment of $169 that reflected the write-off of a portion of previously recorded debt issuance costs.

NOTE K – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE K – LEASES (continued)

Company as lessee

The components of the net lease cost for the fiscal years ended March 30, 2025 and March 31, 2024 were as follows:

	March 30,	March 31,
	2025	2024

Operating lease cost	$1,598	$1,580
Variable lease cost	1,996	1,751
Less: Sublease income, net	(87)	(87)

Total net lease cost	$3,507	$3,244

The components of the net lease cost are included on the Consolidated Statement of Earnings for the fiscal years ended March 30, 2025 and March 31, 2024 as follows:

	March 30,	March 31,
	2025	2024

Restaurant operating expenses	$2,769	$2,535
General and administrative expenses	825	796
Less: Other income, net	(87)	(87)

Total net lease cost	$3,507	$3,244

Cash paid for amounts included in the measurement of lease liabilities for the fiscal years ended March 30, 2025 and March 31, 2024 were as follows:

	March 30,	March 31,
	2025	2024

Operating cash flows from operating leases	$1,887	$1,867

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE K – LEASES (continued)

The weighted average remaining lease term and weighted average discount rate for operating leases for the fiscal years ended March 30, 2025 and March 31, 2024 were as follows:

	March 30,	March 31,
	2025	2024

Weighted average remaining lease term (years):	3.5	4.4

Weighted average discount rate:	8.474%	8.480%

Future lease commitments to be paid and received by the Company as of March 30, 2025 were as follows:

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2026	1,923	278	1,645
2027	1,931	281	1,650
2028	1,781	129	1,652
2029	434	118	316
2030	171	122	49
Thereafter	-	255	(255)
Total lease commitments	$6,240	$1,183	$5,057
Less: Amount representing interest	(789)
Present value of lease liabilities (a)	$5,451

(a)

The present value of minimum operating lease payments of $1,923 and $3,528 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively, on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the fiscal years ended March 30, 2025 and March 31, 2024 were as follows:

	March 30,	March 31,
	2025	2024

Operating lease income, net	$87	$87

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividends

The Company paid dividends on common stock of $2.00 per share during each of the fiscal years ended March 30, 2025 and March 31, 2024.

Effective June 10, 2025, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal year 2026, which is payable on July 1, 2025 to stockholders of record as of the close of business on June 23, 2025.

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

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or were otherwise forfeited, up to a maximum of an additional 11,000 shares. As of March 30, 2025, there were up to 38,584 shares available to be issued for future option grants or up to 134,808 shares of restricted stock to be granted under the 2019 Plan.

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

March 30, 2025 and March 31, 2024

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Share-based compensation:

The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense under all share-based awards for the fiscal years ended March 30, 2025 and March 31, 2024 is as follows:

	March 30,	March 31,
	2025	2024

Stock options	$318	$58
Restricted stock units	675	675
	$993	$733

As of March 30, 2025, there was $3,281 of unamortized compensation expense related to share-based awards. The Company expects to recognize this expense over approximately 36 months, which represents the weighted average remaining requisite service periods for such awards.

Stock options:

During the fiscal year ended March 30, 2025, the Company granted options to purchase 110,000 shares at an exercise price of $74.47 per share, all of which expire five years from the date of grant. All such options vest ratable over a four-year period commencing August 19, 2024.

During the fiscal year ended March 31, 2024, the Company granted options to purchase 10,000 shares at an exercise price of $78.00 per share, all of which expire five years from the date of grant. All such options vest ratably over a four year period commencing August 11, 2023.

The weighted average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the fiscal years ended March 30, 2025 and March 31, 2024 were as follows:

	March 30, 2025	March 31, 2024
Weighted-average option fair values	$14.67	$16.23
Expected life (years)	4.4	4.4
Interest rate	3.75%	4.31%
Volatility	24.50%	24.29%
Dividend yield	2.69%	2.56%

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

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

A summary of the status of the Company’s stock options at March 30, 2025 and March 31, 2024 and changes during the fiscal years then ended is presented in the tables below:

March 30, 2025			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding – beginning of year	20,000	$73.25	3.36	$23

Granted	110,000	$74.47	4.39	-

Options outstanding - end of year	130,000	$74.28	4.08	$2,667

Options exercisable - end of year	10,000	$70.88	1.86	$239

March 31, 2024			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding – beginning of year	20,000	$79.20	1.92	$40

Granted	10,000	$78.00	4.37	-

Expired	(10,000)	$89.90	-	-

Options outstanding - end of year	20,000	$73.25	3.36	$23

Options exercisable - end of year	5,000	$68.50	2.36	$12

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

Restricted stock units:

A summary of the status of the Company’s restricted stock units at March 30, 2025 and March 31, 2024 and changes during the fiscal years then ended are presented in the tables below:

March 30, 2025		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units – beginning of year	40,000	$67.59

Vested	(10,000)	$67.59

Unvested restricted stock units – end of year	30,000	$67.59

March 31, 2024		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units – beginning of year	50,000	$67.59

Vested	(10,000)	$67.59

Unvested restricted stock units – end of year	40,000	$67.59

The aggregate fair value of restricted stock units vested for the fiscal years ended March 30, 2025 and March 31, 2024 was $856 and $710, respectively.

3.	Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 30, 2025, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. The Company did not make any stock repurchases during fiscal 2025 and fiscal 2024. At March 30, 2025, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

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

March 30, 2025 and March 31, 2024

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

In the event of termination due to Mr. Lorber’s disability or death, he or his beneficiary is entitled to receive an amount equal to his salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination.

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2026, based on the original terms, and no non-renewal notice has been given.

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

5.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for the fiscal years ended March 30, 2025 and March 31, 2024 were $34 and $38 and are included in general and administrative expenses on the Consolidated Statements of Earnings.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $329 as of December 31, 2024. The Company has no plans or intentions to stop participating in the plan as of March 30, 2025 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Contributions to the Union Plan were $9 and $8 for the fiscal years ended March 30, 2025 and March 31, 2024, respectively.

6.	Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

NOTE M – COMMITMENTS AND CONTINGENCIES

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

NOTE N - RELATED PARTY TRANSACTIONS

A firm to which the Company’s Executive Chairman of the Board is as an investor, and the firm’s affiliates, received ordinary and customary insurance commissions aggregating approximately $11 for the fiscal year ended March 31, 2024.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

March 30, 2025 and March 31, 2024

NOTE O - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.