Form 10-Q
period 2025-06-29
NATHANS FAMOUS, INC.
filed 2025-08-08
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from _____________ to _____________ .

Commission File No. 001-35962

NATHAN'S FAMOUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	516-338-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	NATH	The NASDAQ Global Market

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

At August 1, 2025, an aggregate of 4,089,510 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

June 29, 2025 and March 30, 2025

(in thousands, except share and per share amounts)

	June 29, 2025	March 30, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note E)	$26,867	$27,802
Accounts and other receivables, net (Note G)	26,274	14,064
Inventories	900	1,221
Prepaid expenses and other current assets (Note H)	1,472	2,048
Total current assets	55,513	45,135

Property and equipment, net of accumulated depreciation of $12,479 and $12,295, respectively	2,097	2,114
Operating lease right-of-use assets, net (Note Q)	4,606	4,987
Goodwill	95	95
Intangible asset, net (Note I)	478	522
Deferred income taxes	541	510
Other assets	106	113

Total assets	$63,436	$53,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt (Note P)	$2,400	$2,400
Accounts payable	7,435	6,163
Accrued expenses and other current liabilities (Note K)	8,541	5,969
Current portion of operating lease liabilities (Note Q)	1,924	1,923
Deferred franchise fees	274	309
Total current liabilities	20,574	16,764

Long-term debt, net of unamortized debt issuance costs of $308 and $327, respectively (Note P)	47,492	48,073
Long-term portion of operating lease liabilities (Note Q)	3,075	3,528
Other liabilities	993	927
Deferred franchise fees	644	697

Total liabilities	72,778	69,989

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,379,025 shares issued; and 4,089,510 shares outstanding at June 29, 2025 and March 30, 2025	94	94
Additional paid-in capital	63,780	63,492
Retained earnings	13,446	6,563
Stockholders’ equity before treasury stock	77,320	70,149

Treasury stock, at cost, 5,289,515 shares at June 29, 2025 and March 30, 2025	(86,662)	(86,662)
Total stockholders’ deficit	(9,342)	(16,513)

Total liabilities and stockholders’ deficit	$63,436	$53,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 29, 2025 and June 30, 2024

(in thousands, except per share amounts)

(Unaudited)

	June 29, 2025	June 30, 2024

REVENUES
Branded Products	$29,075	$26,146
Company-owned restaurants	3,986	4,199
License royalties	12,381	12,921
Franchise fees and royalties	1,129	1,073
Advertising fund revenue	427	428
Total revenues	46,998	44,767

COSTS AND EXPENSES
Cost of sales	28,423	25,241
Restaurant operating expenses	1,179	1,129
Depreciation and amortization	228	249
General and administrative expenses	3,950	3,975
Advertising fund expense	427	428
Total costs and expenses	34,207	31,022

Income from operations	12,791	13,745

Interest expense	(758)	(1,060)
Interest and dividend income	203	78
Other income, net	21	21

Income before provision for income taxes	12,257	12,784
Provision for income taxes	3,329	3,507
Net income	$8,928	$9,277

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,089	4,085
Diluted	4,124	4,089

Net income per share:
Basic	$2.18	$2.27
Diluted	$2.16	$2.27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirteen weeks ended June 29, 2025 and June 30, 2024

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Amount	Deficit

Balance, March 30, 2025	9,379,025	$94	$63,492	$6,563	5,289,515	$(86,662)	$(16,513)

Dividends on common stock ($0.50 per share)	-	-	-	(2,045)	-	-	(2,045)
Share-based compensation	-	-	288	-	-	-	288
Net income	-	-	-	8,928	-	-	8,928
Balance, June 29, 2025	9,379,025	$94	$63,780	$13,446	5,289,515	$(86,662)	$(9,342)

			Additional				Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

Dividends on common stock ($0.50 per share)	-	-	-	(2,043)	-	-	(2,043)
Share-based compensation	-	-	188	-	-	-	188
Net income	-	-	-	9,277	-	-	9,277
Balance, June 30, 2024	9,374,130	$94	$63,124	$(2,057)	5,289,515	$(86,662)	$(25,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 29, 2025 and June 30, 2024

(in thousands, except per share amounts)

(Unaudited)

	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$8,928	$9,277
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	228	249
Amortization of debt issuance costs	19	69
Share-based compensation expense	288	188
Provision for expected credit losses	63	65
Deferred income taxes	(31)	(5)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(12,273)	(5,805)
Inventories	321	(89)
Prepaid expenses and other current assets	576	578
Other assets	7	7
Operating lease assets and liabilities	(71)	(63)
Accounts payable, accrued expenses and other current liabilities	1,747	568
Deferred franchise fees	(88)	(80)
Other liabilities	66	34

Net cash (used in) provided by operating activities	(220)	4,993

Cash flows from investing activities:
Purchase of property and equipment	(115)	(41)

Net cash used in investing activities	(115)	(41)

Cash flows from financing activities:
Repayment of Credit Facility	(600)	-

Net cash used in financing activities	(600)	-

Net (decrease) increase in cash and cash equivalents	(935)	4,952

Cash and cash equivalents, beginning of period	27,802	21,027

Cash and cash equivalents, end of period	$26,867	$25,979

Cash paid during the period for:
Interest	$774	$1,988
Income taxes	$103	$138

See Note S for supplemental cash flow information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2025

(in thousands, except share and per share amounts)

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 29, 2025 and June 30, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to March 31. The 2026 fiscal year will end on March 29, 2026 and will contain 52 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”).

Certain prior year amounts have been reclassified in operating activities within the Condensed Consolidated Statements of Cash Flows to conform with the current year presentation. The reclassification does not affect previously reported cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Management believes that the disclosures included in the accompanying condensed consolidated interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 30, 2025 as filed with the SEC on June 10, 2025.

Our significant interim accounting policies include the recognition of advertising fund expense in proportion to advertising fund revenue, and the recognition of income taxes using an estimated annual effective tax rate.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2025.

NOTE B – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation table and disaggregation of income taxes paid, net of refunds, by jurisdiction. All entities are required to apply the guidance prospectively, with the option to apply it retrospectively. The guidance is effective for fiscal years beginning after December 15, 2024, which for us is our fiscal year 2026 beginning on March 31, 2025. The adoption of ASU 2023-09 is expected to impact disclosures only and not have an impact on our consolidated financial statements.

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

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 29, 2025 and June 30, 2024 are as follows (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024

Branded Products	$29,075	$26,146
Company-owned restaurants	3,986	4,199
License royalties	12,381	12,921
Franchise royalties	1,001	981
Franchise fees	128	92
Advertising fund revenue	427	428
Total revenues	$46,998	$44,767

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024

United States	$46,039	$43,296
International	959	1,471
Total revenues	$46,998	$44,767

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	June 29, 2025	March 30, 2025
Deferred franchise fees (a)	$918	$1,006
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$747	$1,392

(a)	Deferred franchise fees of $274 and $644 as of June 29, 2025 and $309 and $697 as of March 30, 2025 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $497 of deferred license royalties and $250 of deferred advertising fund revenue as of June 29, 2025 and $892 of deferred license royalties and $500 of deferred advertising fund revenue as of March 30, 2025.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024
Deferred franchise fees at beginning of period	$1,006	$1,226
New deferrals due to cash received and other	40	12
Revenue recognized during the period	(128)	(92)
Deferred franchise fees at end of period	$918	$1,146

Significant changes in deferred revenues are as follows (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024
Deferred revenues at beginning of period	$1,392	$1,375
New deferrals due to cash received and other	-	-
Revenue recognized during the period	(645)	(652)
Deferred revenues at end of period	$747	$723

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2026 (a)	$225
2027	192
2028	100
2029	71
2030	51
Thereafter	279
Total	$918

(a)

Represents franchise fees expected to be recognized for the remainder of the 2026 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $128 of franchise fee revenue recognized for the thirteen weeks ended June 29, 2025.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen week periods ended June 29, 2025 and June 30, 2024, respectively (in thousands, except share and per share amounts):

	June 29, 2025	June 30, 2024

Net income	$8,928	$9,277

Common Stock:
Weighted average basic shares outstanding	4,089,000	4,085,000
Effect of dilutive share-based awards	35,000	4,000
Weighted average diluted shares outstanding	4,124,000	4,089,000

Net income per share:
Basic	$2.18	$2.27
Diluted	$2.16	$2.27

Anti-dilutive share-based awards	-	-

NOTE E – CASH AND CASH EQUIVALENTS

Cash and cash equivalents principally consist of cash in bank accounts, money market accounts and money market funds. The Company considers money market accounts and money market funds to be cash equivalents. Cash equivalents were $18,885 and $19,400 at June 29, 2025 and March 30, 2025, respectively.

At June 29, 2025 and March 30, 2025, substantially all of the Company’s cash balances are in excess of insurance limits of the Federal Deposit Insurance Corporation, or the FDIC. The Company has not experienced any losses in such accounts.

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 29, 2025, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 29,	March 30,
	2025	2025

Branded product sales	$15,158	$10,534
Franchise and license royalties	10,822	3,902
Other	999	270
	26,979	14,706

Less: allowance for credit losses	(705)	(642)
Accounts and other receivables, net	$26,274	$14,064

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

Changes in the Company’s allowance for credit losses for the thirteen week period ended June 29, 2025 and the fiscal year ended March 30, 2025 are as follows (in thousands):

	June 29, 2025	March 30, 2025

Beginning balance	$642	$403
Provision for expected credit losses	63	275
Write offs and other	-	(36)
Ending balance	$705	$642

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 29,	March 30,
	2025	2025

Income taxes	$-	$493
Real estate taxes	155	80
Insurance	346	379
Marketing	602	798
Other	369	298
Total prepaid expenses and other current assets	$1,472	$2,048

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

There have been no significant events or changes in circumstances during the thirteen weeks ended June 29, 2025 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of June 29, 2025.

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

There have been no significant events or changes in circumstances during the thirteen weeks ended June 29, 2025 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of June 29, 2025.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 29,	March 30,
	2025	2025
Payroll and other benefits	$1,417	$3,269
Accrued rebates	904	742
Rent and occupancy costs	67	60
Deferred revenue	747	1,392
Interest	113	148
Professional fees	118	60
Sales, use and other taxes	69	33
Construction costs	52	-
Dividend payable	2,045	-
Corporate income taxes	2,697	-
Other	312	265
Total accrued expenses and other current liabilities	$8,541	$5,969

NOTE L – INCOME TAXES

The effective income tax rates for the thirteen week periods ended June 29, 2025 and June 30, 2024 were 27.2% and 27.4%, respectively. The effective income tax rate for the thirteen weeks ended June 29, 2025 reflected $3,329 of income tax expense recorded on $12,257 of pre-tax income. The effective income tax rate for the thirteen weeks ended June 30, 2024 reflected $3,507 of income tax expense recorded on $12,784 of pre-tax income. The effective tax rates are higher than the United States Federal statutory rates primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits included in Other liabilities at June 29, 2025 and March 30, 2025 was $579 and $532, respectively, all of which would impact the Company’s effective rate, if recognized. As of June 29, 2025 and March 30, 2025, the Company had approximately $428 and $395, respectively, of accrued interest and penalties in connection with unrecognized tax benefits.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 28, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company’s Form 10-Q for the quarter ended September 28, 2025.

NOTE M – SEGMENT INFORMATION

Nathan’s considers itself to be a brand marketer of the Nathan’s Famous signature products to the foodservice industry pursuant to its various business structures. Nathan’s sells its products directly to consumers through its Restaurant Operations segment consisting of Company-owned and franchised restaurants, including virtual kitchens; to distributors that resell our products to the foodservice industry through the Branded Product Program; and by third party manufacturers pursuant to license agreements that sell our products to supermarkets, club stores and grocery stores nationwide.

The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”) who regularly reviews operating results, evaluates performance and allocates resources for the Branded Product Program, Product Licensing and Restaurant Operations segments based upon a number of factors, the primary profit measure being income from operations as reported on the Condensed Consolidated Statement of Earnings. The CODM regularly reviews revenues, gross profit and income from operations by segment when evaluating the financial performance of each segment. Significant segment expenses are monitored by the CODM and included in the tables below. Segment asset information is not used by the CODM to assess performance and allocate resources and therefore is not presented. Certain administrative expenses are not allocated to the segments and are reported within the Corporate segment.

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

Interest expense, as well as interest and dividend income are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

The following tables summarize segment information and reconcile our segment results to our consolidated results as reported on our Condensed Consolidated Statement of Earnings (in thousands):

June 29, 2025	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	29,075	12,381	5,115	427	46,998
Less:
Cost of sales	26,233	-	2,190	-	28,423
Segment gross profit	2,842	12,381	2,925	427	18,575
Less (1):
Restaurant operating expenses (2)	-	-	1,179	-	1,179
Department expenses (3)	228	46	154	95	523
Other general and administration expenses (4)	-	-	-	1,841	1,841
Payroll expense	304	-	367	915	1,586
Depreciation and amortization	34	-	157	37	228
Advertising fund expense	-	-	-	427	427
Income from operations	2,276	12,335	1,068	(2,888)	12,791
Interest expense	-	-	-	(758)	(758)
Interest and dividend income	-	-	-	203	203
Other income, net	-	-	21	-	21
Income before provision for income taxes	2,276	12,335	1,089	(3,443)	12,257

June 30, 2024	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	26,146	12,921	5,272	428	44,767
Less:
Cost of sales	22,972	-	2,269	-	25,241
Segment gross profit	3,174	12,921	3,003	428	19,526
Less (1):
Restaurant operating expenses (2)	-	-	1,129	-	1,129
Department expenses (3)	332	46	268	100	746
Other general and administration expenses (4)	-	-	-	1,617	1,617
Payroll expense	304	-	394	914	1,612
Depreciation and amortization	38	-	166	45	249
Advertising fund expense	-	-	-	428	428
Income from operations	2,500	12,875	1,046	(2,676)	13,745
Interest expense	-	-	-	(1,060)	(1,060)
Interest and dividend income	-	-	-	78	78
Other income, net	-	-	21	-	21
Income before provision for income taxes	2,500	12,875	1,067	(3,658)	12,784

(1)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)	Includes occupancy expenses, insurance expenses, utility costs, repair and maintenance expense and other Company-owned restaurant expenses.
(3)	Includes travel expense, marketing and trade show expense and certain other overhead expenses.
(4)	Includes incentive compensation expense, share-based compensation expense, professional fees, occupancy expenses, provision for credit losses and certain other overhead expenses.

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation expense during the thirteen week periods ended June 29, 2025 and June 30, 2024 was $288 and $188, respectively. Total share-based compensation expense is included in general and administrative expenses in our accompanying Condensed Consolidated Statements of Earnings. As of June 29, 2025, there was $2,993 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately thirty-three months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation expense for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense recognized under all share-based awards is as follows (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024

Stock options	$119	$19
Restricted stock units	169	169
Total compensation cost	$288	$188

Stock options:

There were no new share-based awards granted during the thirteen week period ended June 29, 2025.

Transactions with respect to stock options for the thirteen weeks ended June 29, 2025 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 30, 2025	130,000	$74.28	4.08	$2,667
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at June 29, 2025	130,000	$74.28	3.83	$4,704

Options exercisable at June 29, 2025	10,000	$70.88	1.61	$396

Restricted stock units:

Transactions with respect to restricted stock units for the thirteen weeks ended June 29, 2025 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 30, 2025	30,000	$67.59

Granted	-	$-

Vested	-	$-

Unvested restricted stock units at June 29, 2025	30,000	$67.59

NOTE O – STOCKHOLDERS’ EQUITY

1.	Dividends

Effective June 10, 2025, the Company’s Board of Directors (the “Board”) declared its first quarterly cash dividend of $0.50 per share for fiscal 2026, which was paid on July 1, 2025 to stockholders of record as of the close of business on June 23, 2025.

Effective August 8, 2025, the Board declared its second quarterly cash dividend of $0.50 per share for fiscal 2026 payable on September 5, 2025 to stockholders of record as of the close of business on August 25, 2025.

Our ability to pay future dividends is limited by the terms of our Credit Agreement (as defined in Note P – LONG TERM DEBT). In addition to the terms of our Credit Agreement, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2.	Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 29, 2025, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At June 29, 2025 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 29, 2025	March 30, 2025

SOFR Term Loan Borrowings with an effective interest rate of 5.812% and 5.825% at June 29, 2025 and March 30, 2025, respectively.	$50,200	$50,800

Less: unamortized debt issuance costs	(308)	(327)
Total debt, net of debt issuance costs	49,892	50,473
Less: current portion of long-term debt	(2,400)	(2,400)
Long-term debt, net	$47,492	$48,073

The Company’s mandatory debt principal repayments as of June 29, 2025 were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$1,800
2027	2,400
2028	2,400
2029	2,400
2030	41,200
Total	$50,200

Total debt repayments through 2030 exceed the total carrying amount of the Company’s debt as of June 29, 2025 because the carrying amount reflects the unamortized portion of debt issuance costs.

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

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding 6.625% Senior Secured Notes due 2025. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of June 29, 2025, there were no outstanding borrowings under the Revolving Loan.

Term Loan and Revolving Loan borrowings under the Credit Agreement bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40% for one (1), three (3) or six (6) month periods, as selected by the Company in its Loan Notice. The Company is subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount. The interest rate on the Term Loan borrowings at June 29, 2025 was 5.812%.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at June 29, 2025.

The outstanding Term Loan borrowings under the Credit Agreement are payable in equal quarterly installments of 1.0% of the original principal amount of the Term Loan, or $600, beginning September 30, 2024, with the balance payable on the final maturity date. The Company made mandatory principal repayments on the Term Loan of $600 during fiscal 2026. Subsequent to the quarter ending June 29, 2025, on June 30, 2025, the Company paid its next quarterly mandatory debt principal repayment of $600.

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

The Credit Agreement provides that certain Change of Control events constitutes an Event of Default. Such an Event of Default entitles the Lenders to, among other things, cause all outstanding debt obligations under the Credit Agreement to become immediately due and payable.

NOTE Q – LEASES

The Company is party as lessee to various leases for its Company-owned restaurants and lessee/sublessor to one franchised location property, including land and buildings, as well as leases for its corporate office and certain office equipment.

Company as lessee

The components of the net lease cost for the thirteen week periods ended June 29, 2025 and June 30, 2024 were as follows (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024

Operating lease cost	$438	$441
Variable lease cost	464	460
Less: Sublease income, net	(21)	(21)

Total net lease cost	$881	$880

The components of the net lease cost are included in the Condensed Consolidated Statement of Earnings for the thirteen week periods ended June 29, 2025 and June 30, 2024 as follows (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024

Restaurant operating expenses	$682	$687
General and administrative expenses	220	214
Less: Other income, net	(21)	(21)

Total net lease cost	$881	$880

Cash paid for amounts included in the measurement of lease liabilities for the thirteen week periods ended June 29, 2025 and June 30, 2024 were as follows (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024

Operating cash flows from operating leases	$561	$553

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 29, 2025 were as follows:

Weighted average remaining lease term (years):	3.3

Weighted average discount rate:	8.479%

Future lease commitments to be paid and received by the Company as of June 29, 2025 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2026 (a)	$1,361	$192	$1,169
2027	1,931	281	1,650
2028	1,781	129	1,652
2029	434	-	434
2030	171	-	171
Thereafter	-	-	-
Total lease commitments	$5,678	$602	$5,076
Less: Amount representing interest	(679)
Present value of lease liabilities (b)	$4,999

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2026 fiscal year. Amount does not include $471 of lease commitments paid and received by the Company for the thirteen week period ended June 29, 2025.

(b)

The present value of minimum operating lease payments of $1,924 and $3,075 are included in “Current portion of operating lease liabilities” and “Long-term portion of operating lease liabilities,” respectively, on the Condensed Consolidated Balance Sheet.

Company as lessor

The components of lease income for the thirteen week periods ended June 29, 2025 and June 30, 2024 were as follows (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024

Operating lease income, net	$21	$21

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

NOTE S – SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing activities

Accruals for purchases of property and equipment of $52 are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet at June 29, 2025.

Non-cash financing activities

Dividends declared but not yet paid of $2,045 are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet at June 29, 2025.

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

Statements in this Form 10-Q quarterly report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties, many of which are not within our control, include but are not limited to: the impact of disease epidemics such as the COVID-19 pandemic; increases in the cost of food and paper products; the impact of price increases on customer visits; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with Smithfield Foods, Inc.; the impact of our debt service and repayment obligations under our Credit Agreement, including the effect on our ability to fund working capital, operations and make investments; economic (including inflationary pressures like those currently being experienced); weather (including the impact on sales at our restaurants particularly during the summer months); changes in the price of beef and beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; potential changes in U.S. income tax or tariff policies; the collectability of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employer” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness such as bovine spongiform encephalopathy, BSE or e-coli; as well as those risks discussed from time to time in this Form 10-Q and our Form 10-K annual report for the year ended March 30, 2025, and in other documents we file with the U.S. Securities and Exchange Commission. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. We generally identify forward-looking statements with the words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “will,” “should” and similar expressions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

At June 29, 2025, our restaurant system, excluding virtual kitchens, consisted of 225 locations, including 115 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 19 states, and 12 foreign countries.

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

As described in our Annual Report on Form 10-K for the year ended March 30, 2025, our future results could be materially impacted by many developments including our dependence on Smithfield Foods, Inc. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Recent events

Inflationary Factors

Inflationary pressures impacted our results of operations during the first three months of fiscal 2026, and we anticipate continued inflationary pressures on commodity prices, including beef and beef trimmings, as well as labor inflation during fiscal 2026. In general, we have been able to offset some of these cost increases resulting from inflation through various actions, such as increasing prices at our Company-owned restaurants and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. We continue to monitor these inflationary pressures and may need to adjust our prices further to mitigate the impact of these inflationary pressures. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

Uncertainty in the current macroeconomic environment, including the potential impact of tariffs or other changes in U.S. tax policy, may have an adverse impact on our sales or increase our cost of goods sold.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 30, 2025, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those condensed consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting estimates relate to impairment of intangible assets; impairment of long-lived assets; current expected credit losses; customer rebates and income taxes (including uncertain tax positions). During the thirteen week period ended June 29, 2025, there have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2025.

New Accounting Standards Not Yet Adopted

Please refer to Note B of the preceding condensed consolidated financial statements for our discussion of the New Accounting Standards Not Yet Adopted.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 29, 2025	June 30, 2024
	(unaudited)
Net income	$8,928	$9,277
Interest expense	758	1,060
Provision for income taxes	3,329	3,507
Depreciation and amortization	228	249
EBITDA	13,243	14,093

Share-based compensation	288	188
Adjusted EBITDA	$13,531	$14,281

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

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen weeks ended June 29, 2025 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended June 29, 2025 compared to thirteen weeks ended June 30, 2024

Revenues

Total revenues increased by approximately 5% to $46,998,000 for the thirteen weeks ended June 29, 2025 (“fiscal 2026 period”) as compared to $44,767,000 for the thirteen weeks ended June 30, 2024 (“fiscal 2025 period”).

Foodservice sales from the Branded Product Program increased by approximately 11% to $29,075,000 during the fiscal 2026 period as compared to $26,146,000 for the fiscal 2025 period. During the fiscal 2026 period, the total volume of hot dogs sold in the Branded Product Program was comparable to the fiscal 2025 period. Our average selling price increased by approximately 8% as compared to the fiscal 2025 period.

Total Company-owned restaurant sales decreased by approximately 5% to $3,986,000 during the fiscal 2026 period as compared to $4,199,000 during the fiscal 2025 period. Restaurant sales were primarily impacted by lower sales at our Coney Island locations due to a reduction in customer traffic as a result of unfavorable weather conditions.

License royalties decreased by approximately 4% to $12,381,000 in the fiscal 2026 period as compared to $12,921,000 in the fiscal 2025 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, decreased by approximately 4% to $11,464,000 in the fiscal 2026 period as compared to $12,010,000 in the fiscal 2025 period. The decrease is due to a 15% decrease in retail volume which was offset, in part, by a 12% increase in net selling price. The price increases year over year led to a reduction in promotional activities contributing to the decline in volume. The foodservice business earned higher royalties of $55,000 as compared to the fiscal 2025 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $6,000 during the fiscal 2026 period as compared to the fiscal 2025 period primarily due to higher royalties earned on sales of French fries, onion rings, franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres offset, in part, by lower royalties earned on sales of pickles and proprietary spices.

Franchise fees and royalties were $1,129,000 in the fiscal 2026 period as compared to $1,073,000 in the fiscal 2025 period. Total royalties were $1,001,000 in the fiscal 2026 period as compared to $981,000 in the fiscal 2025 period. Royalties earned under the Branded Menu Program were $176,000 in the fiscal 2026 period as compared to $175,000 in the fiscal 2025 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $15,000 in the fiscal 2026 period as compared to $14,000 in the fiscal 2025 period. Traditional franchise royalties were $810,000 in the fiscal 2026 period as compared to $792,000 in the fiscal 2025 period. Franchise restaurant sales increased to $18,444,000 in the fiscal 2026 period as compared to $17,653,000 in the fiscal 2025 period principally due to higher sales at travel plazas and international venues offset by lower sales at casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 62 Nathan’s franchised restaurants, excluding sales under the Branded Menu Program) were $13,877,000 in the fiscal 2026 period as compared to $14,336,000 in the fiscal 2025 period.

At June 29, 2025, 225 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 231 franchised locations, including domestic, international and Branded Menu Program units at June 30, 2024. Total franchise fee income was $128,000 in the fiscal 2026 period as compared to $92,000 in the fiscal 2025 period. Domestic franchise fee income was $23,000 in the fiscal 2026 period and the fiscal 2025 period. International franchise fee income was $54,000 in the fiscal 2026 period as compared to $60,000 in the fiscal 2025 period. We recognized $51,000 and $9,000 in forfeited fees in the fiscal 2026 and fiscal 2025 periods, respectively. During the fiscal 2026 period, eight franchise locations opened and thirteen franchise locations closed. During the fiscal 2025 period, three franchise locations opened and two franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $427,000 in the fiscal 2026 period as compared to $428,000 in the fiscal 2025 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 13% to $28,423,000 in the fiscal 2026 period as compared to $25,241,000 in the fiscal 2025 period. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $4,638,000 during the fiscal 2026 period as compared to $5,104,000 during the fiscal 2025 period.

Cost of sales in the Branded Product Program increased by approximately 14% to $26,233,000 in the fiscal 2026 period as compared to $22,972,000 in the fiscal 2025 period, primarily due to a 12% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle due to drought conditions and high input costs, combined with strong industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2026 and 2025 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2026 period was $2,190,000 or 55% of restaurant sales, as compared to $2,269,000 or 54% of restaurant sales during the fiscal 2025 period. Food and paper costs as a percentage of Company-owned restaurant sales were 24%, down from 25% in the fiscal 2025 period, driven, in part, by a lower number of transactions and price increases across certain menu offerings. Labor and related expenses as a percentage of Company-owned restaurant sales were 31%, up from 29% primarily as a result of legislative increases in the New York State minimum wage which became effective January 1, 2025.

Restaurant operating expenses were $1,179,000 in the fiscal 2026 period as compared to $1,129,000 in the fiscal 2025 period. The increase is due primarily to higher credit card processing fees of $52,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 29.6% in the fiscal 2026 period as compared to 26.9% in the fiscal 2025 period.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment and the amortization of a definite-lived intangible asset, was $228,000 in the fiscal 2026 period as compared to $249,000 in the fiscal 2025 period.

General and administrative expenses decreased by approximately 1% to $3,950,000 in the fiscal 2026 period as compared to $3,975,000 in the fiscal 2025 period. The reduction in general and administrative expenses was primarily attributable to lower salaries expense of $25,000 and lower trade show and travel expenses of $175,000, which were offset, in part, by higher professional fees of $97,000 and higher share-based compensation expense of $101,000.

Advertising fund expense, after eliminating Company contributions, was $427,000 in the fiscal 2026 period as compared to $428,000 in the fiscal 2025 period.

Other Items

Interest expense of $758,000 in the fiscal 2026 period represented interest expense of $739,000 on the Secured Overnight Financing Rate (“SOFR”) Term Loan borrowings and amortization of debt issuance costs of $19,000.

Interest expense of $1,060,000 in the fiscal 2025 period represented interest expense of $991,000 on the 6.625% Senior Secured Notes due 2025 which were redeemed in August 2024 and amortization of debt issuance costs of $69,000.

The reduction in interest expense of $302,000 is due to primarily to lower outstanding long-term debt and a lower interest rate associated with our Credit Agreement.

Interest and dividend income of $203,000 in the fiscal 2026 period represented amounts earned by the Company on its interest bearing money market accounts and money market funds, as compared to $78,000 in the fiscal 2025 period. The increase is due to higher levels of invested cash earning interest at higher rates in the fiscal 2026 period as compared to the fiscal 2025 period.

Other income, net was $21,000 in the fiscal 2026 period and the fiscal 2025 period, which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2026 period was 27.2% as compared to 27.4% in the fiscal 2025 period. The effective income tax rate for the fiscal 2026 period reflected income tax expense of $3,329,000 recorded on $12,257,000 of pre-tax income. The effective income tax rate for the fiscal 2025 period reflected income tax expense of $3,507,000 recorded on $12,784,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m).

The American Rescue Plan Act of 2021 (“ARPA”), among other things, includes provisions to expand the IRC Section 162(m) disallowance for deduction of certain compensation paid by publicly held corporations. Effective for tax years starting after December 31, 2026 (March 29, 2027 for the Company), ARPA expands the limitations to cover the next five most highly compensated employees. We continue to evaluate the potential impact ARPA may have on our operations and condensed consolidated financial statements in future periods.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our condensed consolidated financial statements.

The amount of unrecognized tax benefits at June 29, 2025 was $579,000 all of which would impact the Company’s effective tax rate, if recognized. As of June 29, 2025, the Company had approximately $428,000 accrued for the payment of interest and penalties in conjunction with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $55,000 during the fiscal year ending March 29, 2026 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At June 29, 2025 and June 30, 2024, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Sources and uses of cash

Cash and cash equivalents at June 29, 2025 aggregated $26,867,000, a $935,000 decrease during the fiscal 2026 period as compared to cash of $27,802,000 at March 30, 2025. Net working capital increased to $34,939,000 at June 29, 2025 as compared to $28,371,000 at March 30, 2025.

Our primary sources of liquidity and capital resources are cash flows from operations and our cash and cash equivalents. Our primary cash requirements are to fund our quarterly dividends, to satisfy the debt service under our credit facility, capital expenditures, lease obligations, working capital and general corporate needs.

Cash flows for the fiscal year 2026 will be impacted by various factors, including, (i) mandatory debt repayments on our Term Loan borrowings under our Credit Agreement, (ii) interest payments on our Term Loan borrowings under our Credit Agreement and (iii) expected dividend payments.

Summary of Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands).

(In thousands)	Thirteen weeks ended
	June 29, 2025	June 30, 2024

Net cash (used in) provided by operating activities	$(220)	$4,993
Net cash used in investing activities	(115)	(41)
Net cash used in financing activities	(600)	(-)
Net (decrease) increase in cash and cash equivalents	$(935)	$4,952

Operating activities

Cash used in operations of $220,000 in the fiscal 2026 period is primarily attributable to net income of $8,928,000 in addition to other non-cash operating items of $567,000, offset by changes in other operating assets and liabilities of $9,715,000. Non-cash operating expenses consist principally of depreciation and amortization of $228,000, amortization of debt issuance costs of $19,000, share-based compensation expense of $288,000, and a provision for credit losses of $63,000. In the fiscal 2026 period, accounts and other receivables increased by $12,273,000 due primarily to higher Branded Product Program receivables of $4,624,000, higher franchise and license royalties receivable of $6,920,000 and higher receivables due to the Advertising Fund of $857,000. Prepaid expenses and other current assets decreased by $576,000 due principally to a decrease in prepaid income taxes of $493,000 and a decrease in prepaid marketing and other expenses of $125,000 which was offset by an increase in prepaid real estate taxes of $75,000. Accounts payable, accrued expenses and other current liabilities increased by $1,747,000 due principally to an increase in accounts payable of $1,272,000 due to the timing of seasonal product purchases for our Branded Product Program and Company-owned restaurants. Additionally, there was an increase in accrued corporate taxes of $2,697,000 due to the timing of estimated tax payments. Offsetting these increases was a reduction in accrued payroll and other benefits of $1,852,000 resulting from the payment of year-end compensation as well as the recognition of $645,000 of deferred revenue.

Investing activities

Cash used in investing activities of $115,000 is primarily attributable to capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

During fiscal 2026, we made $600,000 of mandatory principal repayments on our Term Loan borrowings under the Credit Agreement.

Subsequent to the fiscal 2026 period, we paid our next quarterly mandatory principal repayment on our Term Loan borrowings of $600,000 on June 30, 2025.

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

The Company borrowed $60,000,000 in Term Loan borrowings on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of June 29, 2025, there were no outstanding borrowings under the Revolving Loan. See Note P – LONG TERM DEBT in the accompanying condensed consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 29, 2025, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At June 29, 2025, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2026 period. We may return capital to our stockholders through stock repurchases, subject to any restrictions in our Credit Agreement, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at June 29, 2025 aggregating $26,867,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first quarterly cash dividend of fiscal 2026 of $2,045,000 on July 1, 2025.

Effective August 8, 2025 the Company declared its second quarter fiscal 2026 dividend of $0.50 per common share to stockholders of record as of the close of business on August 25, 2025, which is payable on September 5, 2025.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2026 at the same rate as declared in the first quarter of fiscal 2026, the Company’s total cash requirement for dividends for all of fiscal 2026 would be approximately $8,179,000 based on the number of shares of common stock outstanding at August 1, 2025. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Our ability to pay future dividends is limited by the terms of our Credit Agreement. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of our Credit Agreement.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the principal and interest obligations under the Credit Agreement, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. While our Credit Agreement bears interest at a fluctuating interest rate based on the SOFR plus a spread adjustment, if the Company makes cash interest payments on the Term Loan borrowings at the interest rate effective at August 8, 2025, then for the remainder of the fiscal year ended March 29, 2026, we expect to make cash interest payments of approximately $2,150,000 on the Term Loan borrowings.

We may from time to time seek to make voluntary prepayments of our Term Loan borrowings under our Credit Agreement. Such voluntary prepayments, if any, will depend on market conditions, our liquidity requirements, satisfactory compliance of covenants and conditions pursuant to our Credit Agreement and other factors.

Management believes that available cash and cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, fund dividend distributions and, if any, stock repurchases for at least the next 12 months.

Contractual Obligations

At June 29, 2025, we sublet one property to a franchisee that we lease from a third party. We remain contingently liable for all costs associated with this property including rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

At June 29, 2025, our contractual obligations primarily consist of the Term Loan borrowings under our Credit Agreement and the mandatory debt principal repayments and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See Note P – LONG TERM DEBT and Note Q - LEASES in the accompanying condensed consolidated financial statements included in Part I, Item 1. for additional information and as disclosed in our Form 10-K for the fiscal year ended March 30, 2025 as filed with the SEC on June 10, 2025.

Inflationary Pressures

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2026 period, and this trend may continue through the remainder of fiscal 2026. Our average cost of hot dogs during the fiscal 2026 period was approximately 12% higher than during the fiscal 2025 period. Our average cost of hot dogs during the fiscal year ended March 30, 2025 was approximately 7% higher than during the fiscal year ended March 31, 2024. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2026. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers where our Company-owned restaurants are located. On January 1, 2025, the minimum wage increased from $16.00 to $16.50 in New York City, Long Island and Westchester which will be followed by a $0.50 increase to $17.00 starting January 1, 2026. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. There has also been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 30, 2025.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market accounts, money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of June 29, 2025, Nathan’s cash and cash equivalents balance aggregated $26,867,000. Earnings on this cash would increase or decrease by approximately $67,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into a Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Our Credit Agreement bears interest at a fluctuating interest rate based on SOFR or a base rate plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in the interest rate on our $50,200,000 of outstanding unsecured Term Loan borrowings at June 29, 2025 would lead to an increase of approximately $502,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We are exposed to market price fluctuations in commodities, most notably beef and beef trimmings. Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during the fiscal 2026 period, most notably within our Restaurant Operations and Branded Product Program segments. We expect this trend to continue throughout fiscal 2026. Our average cost of hot dogs during the fiscal 2026 period was approximately 12% higher than during the fiscal 2025 period.

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

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter into sales agreements with our Branded Product Program customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our Branded Product Program customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended June 29, 2025 would have increased or decreased our cost of sales by approximately $2,649,000.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer, and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 30, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 8, 2025, the Board declared its quarterly cash dividend of $0.50 per share payable on September 5, 2025 to shareholders of record as of the close of business on August 25, 2025.

During the quarter ended June 29, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: August 8, 2025	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President – Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)