Form 10-Q
period 2025-09-28
NATHANS FAMOUS, INC.
filed 2025-11-06
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025.

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

At November 3, 2025 an aggregate of 4,089,510 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

September 28, 2025 and March 30, 2025

(in thousands, except share and per share amounts)

	September 28, 2025	March 30, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note E)	$32,175	$27,802
Accounts and other receivables, net (Note G)	21,613	14,064
Inventories	945	1,221
Prepaid expenses and other current assets (Note H)	683	2,048
Total current assets	55,416	45,135

Property and equipment, net of accumulated depreciation of $12,672 and $12,295, respectively	2,013	2,114
Operating lease right-of-use assets, net (Note Q)	4,242	4,987
Goodwill	95	95
Intangible asset, net (Note I)	435	522
Deferred income taxes	570	510
Other assets	96	113

Total assets	$62,867	$53,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt (Note P)	$2,400	$2,400
Accounts payable	8,142	6,163
Accrued expenses and other current liabilities (Note K)	5,010	5,969
Current portion of operating lease liabilities (Note Q)	1,933	1,923
Deferred franchise fees	250	309
Total current liabilities	17,735	16,764

Long-term debt, net of unamortized debt issuance costs of $291 and $327, respectively (Note P)	46,909	48,073
Long-term portion of operating lease liabilities (Note Q)	2,631	3,528
Other liabilities	864	927
Deferred franchise fees	631	697

Total liabilities	68,770	69,989

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,379,025 shares issued; and 4,089,510 shares outstanding at September 28, 2025 and March 30, 2025	94	94
Additional paid-in capital	64,064	63,492
Retained earnings	16,601	6,563
Stockholders’ equity before treasury stock	80,759	70,149

Treasury stock, at cost, 5,289,515 shares at September 28, 2025 and March 30, 2025	(86,662)	(86,662)
Total stockholders’ deficit	(5,903)	(16,513)

Total liabilities and stockholders’ deficit	$62,867	$53,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Twenty-six weeks ended September 28, 2025 and September 29, 2024

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

REVENUES
Branded Products	$29,047	$24,536	$58,122	$50,682
Company-owned restaurants	5,624	5,348	9,610	9,547
License royalties	9,227	9,491	21,608	22,412
Franchise fees and royalties	1,223	1,174	2,352	2,247
Advertising fund revenue	566	560	993	988
Total revenues	45,687	41,109	92,685	85,876

COSTS AND EXPENSES
Cost of sales	32,378	26,029	60,801	51,270
Restaurant operating expenses	1,432	1,389	2,611	2,518
Depreciation and amortization	236	247	464	496
General and administrative expenses	3,452	3,252	7,402	7,227
Advertising fund expense	687	560	1,114	988
Total costs and expenses	38,185	31,477	72,392	62,499

Income from operations	7,502	9,632	20,293	23,377

Interest expense	(739)	(1,441)	(1,497)	(2,501)
Loss on debt extinguishment (Note P)	-	(334)	-	(334)
Interest and dividend income	236	219	439	297
Other income, net	22	23	43	44

Income before provision for income taxes	7,021	8,099	19,278	20,883
Provision for income taxes	1,822	2,069	5,151	5,576
Net income	$5,199	$6,030	$14,127	$15,307

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,089	4,085	4,089	4,085
Diluted	4,130	4,095	4,127	4,092

Net income per share:
Basic	$1.27	$1.48	$3.45	$3.75
Diluted	$1.26	$1.47	$3.42	$3.74

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirteen weeks ended September 28, 2025 and September 29, 2024

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	earnings	Shares	Amount	Deficit

Balance, June 29, 2025	9,379,025	$94	$63,780	$13,446	5,289,515	$(86,662)	$(9,342)

Dividends on common stock ($0.50 per share)	-	-	-	(2,044)	-	-	(2,044)
Share-based compensation	-	-	284	-	-	-	284
Net income	-	-	-	5,199	-	-	5,199
Balance, September 28, 2025	9,379,025	$94	$64,064	$16,601	5,289,515	$(86,662)	$(5,903)

				Retained
			Additional	earnings			Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, June 30, 2024	9,374,130	$94	$63,124	$(2,057)	5,289,515	$(86,662)	$(25,501)

Dividends on common stock ($0.50 per share)	-	-	-	(2,042)	-	-	(2,042)
Share-based compensation	-	-	229	-	-	-	229
Net income	-	-	-	6,030	-	-	6,030
Balance, September 29, 2024	9,374,130	$94	$63,353	$1,931	5,289,515	$(86,662)	$(21,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Twenty-six weeks ended September 28, 2025 and September 29, 2024

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	earnings	Shares	Amount	Deficit

Balance, March 30, 2025	9,379,025	$94	$63,492	$6,563	5,289,515	$(86,662)	$(16,513)

Dividends on common stock ($1.00 per share)	-	-	-	(4,089)	-	-	(4,089)
Share-based compensation	-	-	572	-	-	-	572
Net income	-	-	-	14,127	-	-	14,127
Balance, September 28, 2025	9,379,025	$94	$64,064	$16,601	5,289,515	$(86,662)	$(5,903)

				Retained
			Additional	earnings			Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

Dividends on common stock ($1.00 per share)	-	-	-	(4,085)	-	-	(4,085)
Share-based compensation	-	-	417	-	-	-	417
Net income	-	-	-	15,307	-	-	15,307
Balance, September 29, 2024	9,374,130	$94	$63,353	$1,931	5,289,515	$(86,662)	$(21,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Twenty-six weeks ended September 28, 2025 and September 29, 2024

(in thousands)

(Unaudited)

	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net income	$14,127	$15,307
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment	-	334
Depreciation and amortization	464	496
Amortization of debt issuance costs	36	122
Share-based compensation expense	572	417
Provision for expected credit losses	63	53
Deferred income taxes	(60)	(20)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(7,612)	(994)
Inventories	276	(163)
Prepaid expenses and other current assets	1,365	1,370
Other assets	17	14
Operating lease assets and liabilities	(142)	(124)
Accounts payable, accrued expenses and other current liabilities	1,020	(1,912)
Deferred franchise fees	(125)	(125)
Other liabilities	(63)	51

Net cash provided by operating activities	9,938	14,826

Cash flows from investing activities:
Purchase of property and equipment	(276)	(130)

Net cash used in investing activities	(276)	(130)

Cash flows from financing activities:
Proceeds from Credit Facility	-	60,000
Repayment of Credit Facility	(1,200)	-
Repayment of Senior Secured Notes	-	(60,000)
Debt issuance costs	-	(431)
Dividends paid to stockholders	(4,089)	(4,085)

Net cash used in financing activities	(5,289)	(4,516)

Net increase in cash and cash equivalents	4,373	10,180

Cash and cash equivalents, beginning of period	27,802	21,027

Cash and cash equivalents, end of period	$32,175	$31,207

Cash paid during the period for:
Interest	$1,531	$3,125
Income taxes	$4,141	$4,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2025

(in thousands, except share and per share amounts)

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and twenty-six week periods ended September 28, 2025 and September 29, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, which for us is our fiscal year 2027 beginning on March 30, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. Based on our preliminary evaluation, we do not anticipate a material effect on our consolidated financial statements.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen and twenty-six weeks ended September 28, 2025 and September 29, 2024 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Branded Products	$29,047	$24,536	$58,122	$50,682
Company-owned restaurants	5,624	5,348	9,610	9,547
License royalties	9,227	9,491	21,608	22,412
Franchise royalties	1,138	1,066	2,139	2,047
Franchise fees	85	108	213	200
Advertising fund revenue	566	560	993	988
Total revenues	$45,687	$41,109	$92,685	$85,876

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

United States	$44,756	$40,464	$90,795	$83,760
International	931	645	1,890	2,116
Total revenues	$45,687	$41,109	$92,685	$85,876

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	September 28, 2025	March 30, 2025
Deferred franchise fees (a)	$881	$1,006
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$715	$1,392

(a)	Deferred franchise fees of $250 and $631 as of September 28, 2025 and $309 and $697 as of March 30, 2025 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $215 of deferred license royalties and $500 of deferred advertising fund revenue as of September 28, 2025 and $892 of deferred license royalties and $500 of deferred advertising fund revenue as of March 30, 2025.

Significant changes in deferred franchise fees are as follows (in thousands):

	Twenty-six weeks ended
	September 28, 2025	September 29, 2024
Deferred franchise fees at beginning of period	$1,006	$1,226
New deferrals due to cash received and other	88	75
Revenue recognized during the period	(213)	(200)
Deferred franchise fees at end of period	$881	$1,101

Significant changes in deferred revenues are as follows (in thousands):

	Twenty-six weeks ended
	September 28, 2025	September 29, 2024
Deferred revenues at beginning of period	$1,392	$1,375
New deferrals due to cash received and other	500	500
Revenue recognized during the period	(1,177)	(1,275)
Deferred revenues at end of period	$715	$600

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2026 (a)	$152
2027	196
2028	104
2029	77
2030	56
Thereafter	296
Total	$881

(a)

Represents franchise fees expected to be recognized for the remainder of the 2026 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $213 of franchise fee revenue recognized for the twenty-six weeks ended September 28, 2025.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and twenty-six week periods ended September 28, 2025 and September 29, 2024, respectively (in thousands, except share and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Net income	$5,199	$6,030	$14,127	$15,307

Common Stock:
Weighted average basic shares outstanding	4,089,000	4,085,000	4,089,000	4,085,000
Effect of dilutive share-based awards	41,000	10,000	38,000	7,000
Weighted average diluted shares outstanding	4,130,000	4,095,000	4,127,000	4,092,000

Net income per share:
Basic	$1.27	$1.48	$3.45	$3.75
Diluted	$1.26	$1.47	$3.42	$3.74

Anti-dilutive share-based awards	-	120	-	120

NOTE E – CASH AND CASH EQUIVALENTS

Cash and cash equivalents principally consist of cash in bank accounts, money market accounts and money market funds. The Company considers money market accounts and money market funds to be cash equivalents. Cash equivalents were $24,551 and $19,400 at September 28, 2025 and March 30, 2025, respectively.

At September 28, 2025 and March 30, 2025, substantially all of the Company’s cash balances are in excess of insurance limits of the Federal Deposit Insurance Corporation or the FDIC. The Company has not experienced any losses in such accounts.

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At September 28, 2025, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	September 28,	March 30,
	2025	2025

Branded product sales	$17,239	$10,534
Franchise and license royalties	3,815	3,902
Other	1,266	270
	22,320	14,706
Less: allowance for credit losses	(707)	(642)
Accounts and other receivables, net	$21,613	$14,064

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

Changes in the Company’s allowance for credit losses for the twenty-six week period ended September 28, 2025 and the fiscal year ended March 30, 2025 are as follows (in thousands):

	September 28, 2025	March 30, 2025

Beginning balance	$642	$403
Provision for expected credit losses	63	275
Write offs and other	2	(36)
Ending balance	$707	$642

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 28,	March 30,
	2025	2025

Income taxes	$-	$493
Real estate taxes	84	80
Insurance	91	379
Marketing	145	798
Other	363	298
Total prepaid expenses and other current assets	$683	$2,048

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

There have been no significant events or changes in circumstances during the thirteen and twenty-six week periods ended September 28, 2025 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of September 28, 2025.

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

There have been no significant events or changes in circumstances during the thirteen and twenty-six week periods ended September 28, 2025 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of September 28, 2025.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 28, 2025	March 30, 2025

Payroll and other benefits	$1,943	$3,269
Accrued rebates	1,061	742
Rent and occupancy costs	50	60
Deferred revenue	715	1,392
Interest	78	148
Professional fees	142	60
Sales, use and other taxes	115	33
Corporate income taxes	639	-
Other	267	265
Total accrued expenses and other current liabilities	$5,010	$5,969

NOTE L – INCOME TAXES

The effective income tax rates for the thirteen week periods ended September 28, 2025 and September 29, 2024 were 26.0% and 25.5%, respectively. The effective income tax rate for the thirteen weeks ended September 28, 2025 reflected $1,822 of income tax expense recorded on $7,021 of pre-tax income. The effective income tax rate for the thirteen weeks ended September 29, 2024 reflected $2,069 of income tax expense recorded on $8,099 of pre-tax income.

The effective income tax rate for each of the twenty-six week periods ended September 28, 2025 and September 29, 2024 was 26.7%. The effective income tax rate for the twenty-six weeks ended September 28, 2025 reflected $5,151 of income tax expense recorded on $19,278 of pre-tax income. The effective income tax rate for the twenty-six weeks ended September 29, 2024 reflected $5,576 of income tax expense recorded on $20,883 of pre-tax income.

The effective tax rates are higher than the United States Federal statutory rates primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m).

The amount of unrecognized tax benefits included in Other liabilities at September 28, 2025 and March 30, 2025 was $462 and $532, respectively, all of which would impact the Company’s effective rate, if recognized. As of September 28, 2025 and March 30, 2025, the Company had approximately $418 and $395, respectively, of accrued interest and penalties in connection with unrecognized tax benefits.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and the business interest expense limitation. The OBBBA did not have a material impact to our provision for income taxes for the thirteen and twenty-six weeks ended September 28, 2025. The Company is continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the fiscal year ending March 29, 2026.

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

Interest expense, loss on debt extinguishment and interest and dividend income are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

The following tables summarize segment information and reconcile our segment results to our consolidated results as reported on our Condensed Consolidated Statement of Earnings (in thousands):

	Thirteen weeks ended
	September 28, 2025
	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	29,047	9,227	6,847	566	45,687
Less:
Cost of sales	29,590	-	2,788	-	32,378
Segment gross profit (loss)	(543)	9,227	4,059	566	13,309
Less (1):
Restaurant operating expenses (2)	-	-	1,432	-	1,432
Department expenses (3)	236	46	109	103	494
Other general and administration expenses (4)	-	-	-	1,478	1,478
Payroll expense	270	-	360	850	1,480
Depreciation and amortization	33	-	165	38	236
Advertising fund expense	-	-	-	687	687
Income (loss) from operations	(1,082)	9,181	1,993	(2,590)	7,502
Interest expense	-	-	-	(739)	(739)
Interest and dividend income	-	-	-	236	236
Other income, net	-	-	22	-	22
Income (loss) before provision for income taxes	(1,082)	9,181	2,015	(3,093)	7,021

	Thirteen weeks ended
	September 29, 2024
	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	24,536	9,491	6,522	560	41,109
Less:
Cost of sales	23,318	-	2,711	-	26,029
Segment gross profit	1,218	9,491	3,811	560	15,080
Less (1):
Restaurant operating expenses (2)	-	-	1,389	-	1,389
Department expenses (3)	216	45	133	102	496
Other general and administration expenses (4)	-	-	-	1,311	1,311
Payroll expense	267	-	345	833	1,445
Depreciation and amortization	38	-	163	46	247
Advertising fund expense	-	-	-	560	560
Income (loss) from operations	697	9,446	1,781	(2,292)	9,632
Interest expense	-	-	-	(1,441)	(1,441)
Loss on debt extinguishment	-	-	-	(334)	(334)
Interest and dividend income	-	-	-	219	219
Other income, net	-	-	23	-	23
Income (loss) before provision for income taxes	697	9,446	1,804	(3,848)	8,099

	Twenty-six weeks ended
	September 28, 2025
	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	58,122	21,608	11,962	993	92,685
Less:
Cost of sales	55,823	-	4,978	-	60,801
Segment gross profit	2,299	21,608	6,984	993	31,884
Less (1):
Restaurant operating expenses (2)	-	-	2,611	-	2,611
Department expenses (3)	464	92	263	198	1,017
Other general and administration expenses (4)	-	-	-	3,319	3,319
Payroll expense	574	-	727	1,765	3,066
Depreciation and amortization	67	-	322	75	464
Advertising fund expense	-	-	-	1,114	1,114
Income (loss) from operations	1,194	21,516	3,061	(5,478)	20,293
Interest expense	-	-	-	(1,497)	(1,497)
Interest and dividend income	-	-	-	439	439
Other income, net	-	-	43	-	43
Income (loss) before provision for income taxes	1,194	21,516	3,104	(6,536)	19,278

	Twenty-six weeks ended
	September 29, 2024
	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	50,682	22,412	11,794	988	85,876
Less:
Cost of sales	46,290	-	4,980	-	51,270
Segment gross profit	4,392	22,412	6,814	988	34,606
Less (1):
Restaurant operating expenses (2)	-	-	2,518	-	2,518
Department expenses (3)	548	91	401	202	1,242
Other general and administration expenses (4)	-	-	-	2,928	2,928
Payroll expense	571	-	739	1,747	3,057
Depreciation and amortization	76	-	329	91	496
Advertising fund expense	-	-	-	988	988
Income (loss) from operations	3,197	22,321	2,827	(4,968)	23,377
Interest expense	-	-	-	(2,501)	(2,501)
Loss on debt extinguishment	-	-	-	(334)	(334)
Interest and dividend income	-	-	-	297	297
Other income, net	-	-	44	-	44
Income (loss) before provision for income taxes	3,197	22,321	2,871	(7,506)	20,883

(1)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)	Includes occupancy expenses, insurance expenses, utility costs, repair and maintenance expense and other Company-owned restaurant expenses.
(3)	Includes travel expense, marketing and trade show expense and certain other overhead expenses.
(4)	Includes incentive compensation expense, share-based compensation expense, professional fees, occupancy expenses, provision for credit losses and certain other overhead expenses.

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation expense during the thirteen and twenty-six week periods ended September 28, 2025 and September 29, 2024 was $284 and $229, and $572 and $417, respectively. Total share-based compensation expense is included in general and administrative expenses in our accompanying Condensed Consolidated Statements of Earnings. As of September 28, 2025, there was $2,709 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately thirty-two months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation expense for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense recognized under all share-based awards is as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Stock options	$115	$60	$234	$79
Restricted stock units	169	169	338	338
Total share-based compensation expense	$284	$229	$572	$417

Stock options

There were no new share-based awards granted during the twenty-six week period ended September 28, 2025.

Transactions with respect to stock options for the twenty-six weeks ended September 28, 2025 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 30, 2025	130,000	$74.28	4.08	$2,667
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at September 28, 2025	130,000	$74.28	3.58	$4,515

Options exercisable at September 28, 2025	42,500	$73.48	3.06	$1,510

Restricted stock units

Transactions with respect to restricted stock units for the twenty-six weeks ended September 28, 2025 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 30, 2025	30,000	$67.59
Granted	-	-
Vested	-	-
Unvested restricted stock units at September 28, 2025	30,000	$67.59

NOTE O – STOCKHOLDERS’ EQUITY

1. Dividends

Effective June 10, 2025, the Company’s Board of Directors (the “Board”) declared its first quarterly cash dividend of $0.50 per share for fiscal 2026, which was paid on July 1, 2025 to stockholders of record as of the close of business on June 23, 2025.

Effective August 8, 2025, the Board declared its second quarterly cash dividend of $0.50 per share for fiscal 2026, which was paid on September 5, 2025 to stockholders of record as of the close of business on August 25, 2025.

Effective November 6, 2025, the Board declared its third quarterly cash dividend of $0.50 per share for fiscal 2026 payable on December 5, 2025 to stockholders of record as of the close of business on November 24, 2025.

Additionally, effective November 6, 2025, the Board also declared a special cash dividend of $2.50 per share to stockholders of record as of close of business on November 24, 2025 of approximately $10,224 payable on December 5, 2025.

Our ability to pay future dividends is limited by the terms of our Credit Agreement (as defined in Note P – LONG TERM DEBT). In addition to the terms of our Credit Agreement, the declaration and payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements.

2. Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 28, 2025, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At September 28, 2025 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 28, 2025	March 30, 2025

SOFR Term Loan Borrowings with an effective interest rate of 5.636% and 5.825% at September 28, 2025 and March 30, 2025, respectively.	$49,600	$50,800

Less: unamortized debt issuance costs	(291)	(327)
Total debt, net of debt issuance costs	49,309	50,473
Less: current portion of long-term debt	(2,400)	(2,400)
Long-term debt, net	$46,909	$48,073

The Company’s mandatory debt principal repayments as of September 28, 2025 were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$1,200
2027	2,400
2028	2,400
2029	2,400
2030	41,200
Total	$49,600

Total debt repayments through 2030 exceed the total carrying amount of the Company’s debt as of September 28, 2025 because the carrying amount reflects the unamortized portion of debt issuance costs.

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

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding 6.625% Senior Secured Notes due 2025. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of September 28, 2025, there were no outstanding borrowings under the Revolving Loan.

In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $334 during the quarter ending September 29, 2024 that reflected the write-off of the remainder of the debt issuance costs on the Company’s 6.625% Secured Notes due 2025. Additionally, in connection with the refinancing, the Company incurred $431 of debt issuance costs on the Term Loan borrowings that were capitalized and will be amortized over the term of the Credit Agreement.

Term Loan and Revolving Loan borrowings under the Credit Agreement will bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40% for one (1), three (3) or six (6) month periods, as selected by the Company in its Loan Notice. The Company is subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount. The interest rate on the Term Loan borrowings at September 28, 2025 was 5.636%.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at September 28, 2025.

The outstanding Term Loan borrowings under the Credit Agreement are payable in equal quarterly installments of 1.0% of the original principal amount of the Term Loan, or $600, which began on September 30, 2024, with the balance payable on the final maturity date. The Company made mandatory principal repayments on the Term Loan of $1,200 during fiscal 2026. Subsequent to the quarter ending September 28, 2025, on September 30, 2025, the Company paid its next quarterly mandatory debt principal repayment of $600.

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

NOTE Q – LEASES

The Company is party as lessee to various leases for land, buildings and certain office equipment for its Company-owned restaurants and corporate office, as well as a lessee/sublessor to one other property.

Company as lessee

The components of the net lease cost for the thirteen and twenty-six week periods ended September 28, 2025 and September 29, 2024 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Operating lease cost	$417	$420	$855	$861
Variable lease cost	645	638	1,109	1,098
Less: Sublease income, net	(21)	(21)	(42)	(42)

Total net lease cost	$1,041	$1,037	$1,922	$1,917

The components of the net lease cost are included in the Condensed Consolidated Statements of Earnings for the thirteen and twenty-six week periods ended September 28, 2025 and September 29, 2024 as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Restaurant operating expenses	$858	$861	$1,540	$1,548
General and administrative expenses	204	197	424	411
Less: Other income, net	(21)	(21)	(42)	(42)

Total net lease cost	$1,041	$1,037	$1,922	$1,917

Cash paid for amounts included in the measurement of lease liabilities for the thirteen and twenty-six week periods ended September 28, 2025 and September 29, 2024 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Operating cash flows from operating leases	$561	$551	$1,122	$1,104

The weighted average remaining lease term and weighted average discount rate for operating leases as of September 28, 2025 were as follows:

Weighted average remaining lease term (years):	3.1

Weighted average discount rate:	8.472%

Future lease commitments to be paid and received by the Company as of September 28, 2025 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2026 (a)	$803	$84	$719
2027	1,940	281	1,659
2028	1,790	129	1,661
2029	440	-	440
2030	171	-	171
Thereafter	-	-	-
Total lease commitments	$5,144	$494	$4,650
Less: Amount representing interest	(580)
Present value of lease liabilities (b)	$4,564

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2026 fiscal year. Amount does not include $920 of lease commitments paid and received by the Company for the twenty-six week period ended September 28, 2025.

(b)

The present value of minimum operating lease payments of $1,933 and $2,631 are included in “Current portion of operating lease liabilities” and “Long-term portion of operating lease liabilities,” respectively on the Condensed Consolidated Balance Sheet.

Company as lessor

The components of net lease income for the thirteen and twenty-six week periods ended September 28, 2025 and September 29, 2024 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Operating lease income, net	$21	$21	$42	$42

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

At September 28, 2025, our restaurant system, excluding virtual kitchens, was comprised of 227 locations, including 112 franchise locations, and 115 Branded Menu Program locations, as well as four Company-owned restaurants (including one seasonal unit), located in 19 states, and 12 foreign countries.

At September 29, 2024, our restaurant system, excluding virtual kitchens, was comprised of 243 locations, including 115 franchise locations, and 128 Branded Menu Program locations, as well as four Company-owned restaurants (including one seasonal unit), located in 17 states, and 13 foreign countries.

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

Recent events

Inflationary Factors

Inflationary pressures impacted our results of operations during the first half of fiscal 2026, and we anticipate continued inflationary pressures on commodity prices, including beef and beef trimmings, as well as labor inflation during the remainder of fiscal 2026. In general, we have been able to offset some of these cost increases resulting from inflation through various actions, such as increasing prices at our Company-owned restaurants and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. We continue to monitor these inflationary pressures and may need to adjust our prices further to mitigate the impact of these inflationary pressures. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(unaudited)		(unaudited)

Net income	$5,199	$6,030	$14,127	$15,307
Interest expense	739	1,441	1,497	2,501
Provision for income taxes	1,822	2,069	5,151	5,576
Depreciation and amortization	236	247	464	496
EBITDA	7,996	9,787	21,239	23,880

Loss on debt extinguishment	-	334	-	334
Share-based compensation	284	229	572	417
Adjusted EBITDA	$8,280	$10,350	$21,811	$24,631

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

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen and twenty-six weeks ended September 28, 2025 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended September 28, 2025 compared to thirteen weeks ended September 29, 2024

Revenues

Total revenues increased by approximately 11% to $45,687,000 for the thirteen weeks ended September 28, 2025 (“second quarter fiscal 2026”) as compared to $41,109,000 for the thirteen weeks ended September 29, 2024 (“second quarter fiscal 2025”).

Foodservice sales from the Branded Product Program increased by approximately 18% to $29,047,000 for the second quarter fiscal 2026 as compared to $24,536,000 for the second quarter fiscal 2025. During the second quarter fiscal 2026, the total volume of hot dogs sold in the Branded Product Program increased by approximately 7% as compared to the second quarter fiscal 2025. Our average selling price increased by approximately 11% as compared to the second quarter fiscal 2025.

Total Company-owned restaurant sales increased by approximately 5% to $5,624,000 during the second quarter fiscal 2026 as compared to $5,348,000 during the second quarter fiscal 2025. Restaurant sales were primarily impacted by higher sales at our Coney Island locations due to a 7% increase in customer traffic.

License royalties decreased by approximately 3% to $9,227,000 in the second quarter fiscal 2026 as compared to $9,491,000 in the second quarter fiscal 2025. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, decreased 2% to $8,389,000 for the second quarter fiscal 2026 as compared to $8,595,000 in the second quarter fiscal 2025. The decrease is due to an 18% decrease in retail volume which was offset, in part, by a 19% increase in net selling price. The price increases year over year led to a reduction in promotional activities contributing to the decline in volume. The foodservice business earned higher royalties of $54,000 as compared to the second quarter fiscal 2025. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $58,000 during the second quarter fiscal 2026 as compared to the second quarter fiscal 2025 primarily due to lower royalties earned on sales of proprietary spices offset, in part, by higher royalties earned on beef sticks.

Franchise fees and royalties increased by approximately 4% to $1,223,000 in the second quarter fiscal 2026 period as compared to $1,174,000 in the second quarter fiscal 2025. Total royalties were $1,138,000 in the second quarter fiscal 2026 as compared to $1,066,000 in the second quarter fiscal 2025. Royalties earned under the Branded Menu Program were $249,000 in the second quarter fiscal 2026 as compared to $248,000 in the second quarter fiscal 2025. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $21,000 in the second quarter fiscal 2026 as compared to $11,000 in the second quarter fiscal 2025. Traditional franchise royalties were $868,000 in the second quarter fiscal 2026 as compared to $807,000 in the second quarter fiscal 2025. Franchise restaurant sales increased to $19,873,000 in the second quarter fiscal 2026 as compared to $18,681,000 in the second quarter fiscal 2025 principally due to higher sales at travel plazas and international venues offset by lower sales at casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 63 Nathan’s franchised restaurants, excluding sales under the Branded Menu Program) were $15,245,000 in the second quarter fiscal 2026 as compared to $15,286,000 in the second quarter fiscal 2025.

At September 28, 2025, 227 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 243 franchised locations, including domestic, international and Branded Menu Program units at September 29, 2024. Total franchise fee income was $85,000 in the second quarter fiscal 2026 as compared to $108,000 in the second quarter fiscal 2025. Domestic franchise fee income was $27,000 in the second quarter fiscal 2026 as compared to $35,000 in the second quarter fiscal 2025. International franchise fee income was $53,000 in the second quarter fiscal 2026 as compared to $59,000 in the second quarter fiscal 2025. We recognized $5,000 and $14,000 in forfeited fees in the second quarter fiscal 2026 and the second quarter fiscal 2025, respectively. During the second quarter fiscal 2026, six franchise locations opened and four franchise locations closed. During the second quarter fiscal 2025, eighteen franchise locations opened and six franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $566,000 during the second quarter fiscal 2026 as compared to $560,000 during the second quarter fiscal 2025.

Costs and Expenses

Overall, our cost of sales increased by approximately 24% to $32,378,000 in the second quarter fiscal 2026 as compared to $26,029,000 in the second quarter fiscal 2025. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $2,293,000 or 7% during the second quarter fiscal 2026 as compared to $3,855,000 or 13% during the second quarter fiscal 2025.

Cost of sales in the Branded Product Program increased by approximately 27% to $29,590,000 in the second quarter fiscal 2026 as compared to $23,318,000 in the second quarter fiscal 2025, primarily due to a 7% increase in the volume of hot dogs sold, as well as a 20% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle due to drought conditions and high input costs, combined with strong industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the second quarter fiscal 2026 or the second quarter fiscal 2025 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the second quarter fiscal 2026 was $2,788,000 or 50% of restaurant sales as compared to $2,711,000 or 51% of restaurant sales during the second quarter fiscal 2025. Food and paper costs as a percentage of Company-owned restaurant sales were 23.8%, down from 24.2% in the comparable period of the prior year primarily as a result of certain menu price increases. Labor and related expenses as a percentage of Company-owned restaurant sales were 25.7%, down from 26.5% in the comparable period of the prior year primarily as a result of certain menu price increases and efforts to improve hourly and management labor efficiency, offset by legislative increases in the New York State minimum wage which became effective January 1, 2025.

Restaurant operating expenses were $1,432,000 in the second quarter fiscal 2026 as compared to $1,389,000 in the second quarter fiscal 2025. The increase is due primarily to higher repairs and maintenance expenses of $25,000 and higher utilities expenses of $22,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 25% in the second quarter fiscal 2026 as compared to 26% in the second quarter fiscal 2025.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $236,000 in the second quarter fiscal 2026 as compared to $247,000 in the second quarter fiscal 2025.

General and administrative expenses increased by $200,000 or 6% to $3,452,000 in the second quarter fiscal 2026 as compared to $3,252,000 in the second quarter fiscal 2025. The increase in general and administrative expenses was primarily attributable to higher professional fees of $23,000, higher share-based compensation expense of $55,000, higher trade show and travel expenses of $25,000 and higher salaries and fringe expenses of $39,000 attributable to annual rate increases.

Advertising fund expense, after eliminating Company contributions, was $687,000 during the second quarter fiscal 2026 as compared to $560,000 in the second quarter fiscal 2025. The Company projects that the Advertising Fund normal seasonal deficit will not be fully recovered during the remainder of the fiscal 2026 period and has reflected the projected deficit of $121,000 in the second quarter fiscal 2026 results of operations.

Other Items

Interest expense of $739,000 in the second quarter fiscal 2026 represented interest expense of $722,000 on the Secured Overnight Financing Rate (“SOFR”) Term Loan borrowings and amortization of debt issuance costs of $17,000.

Interest expense of $1,441,000 in the second quarter fiscal 2025 represented interest expense of $458,000 and $930,000 on the 6.625% Secured Notes due 2025 (“2025 Notes”) which were redeemed in August 2024 and the SOFR Term Loan borrowings, respectively, and amortization of debt issuance costs of $35,000 and $18,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively.

The reduction in interest expense of $702,000 is due primarily to lower outstanding long-term debt and a lower interest rate associated with our Credit Agreement.

In the second quarter fiscal 2025, the Company refinanced and redeemed its outstanding 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $334,000 that reflected the write-off of the remainder of previously recorded debt issuance costs.

Interest and dividend income of $236,000 in the second quarter fiscal 2026 represented amounts earned by the Company on its interest bearing money market accounts and money market funds, as compared to $219,000 in the second quarter fiscal 2025 period. The increase is due to higher levels of invested cash earning interest at higher rates in the second quarter fiscal 2026 as compared to the second quarter fiscal 2025.

Other income, net was $22,000 and $23,000 in the second quarter fiscal 2026 and the second quarter fiscal 2025, respectively, which primarily relates to sublease income.

Provision for Income Taxes

The effective income tax rate for the second quarter fiscal 2026 was 26.0% compared to 25.5% in the second quarter fiscal 2025. The effective income tax rate for the second quarter fiscal 2026 reflected income tax expense of $1,822,000 recorded on $7,021,000 of pre-tax income. The effective income tax rate for the second quarter fiscal 2025 reflected income tax expense of $2,069,000 recorded on $8,099,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m). The effective tax rate for the second quarter fiscal 2026 included a favorable discrete adjustment of 0.6%.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to our provision for income taxes for the second quarter fiscal 2026.

The amount of unrecognized tax benefits at September 28, 2025 was $462,000 all of which would impact the Company’s effective tax rate, if recognized. As of September 28, 2025, the Company had approximately $418,000 accrued for the payment of interest and penalties in conjunction with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $55,000 during the fiscal year ending March 29, 2026 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Results of Operations

Twenty-six weeks ended September 28, 2025 compared to twenty-six weeks ended September 29, 2024

Revenues

Total revenues increased by approximately 8% to $92,685,000 for the twenty-six weeks ended September 28, 2025 (“fiscal 2026 period”) as compared to $85,876,000 for the twenty-six weeks ended September 29, 2024 (“fiscal 2025 period”).

Foodservice sales from the Branded Product Program increased by approximately 15% to $58,122,000 for the fiscal 2026 period as compared to $50,682,000 for the fiscal 2025 period. During the fiscal 2026 period, the total volume of hot dogs sold in the Branded Product Program increased by approximately 3% as compared to the fiscal 2025 period. Our average selling price increased by approximately 10% as compared to the fiscal 2025 period.

Total Company-owned restaurant sales increased by approximately 1% to $9,610,000 during the fiscal 2026 period as compared to $9,547,000 during the fiscal 2025 period. Restaurant sales were primarily impacted by higher sales at our Coney Island locations which were offset by lower sales at our locations in Oceanside and Yonkers, New York.

License royalties decreased by approximately 4% to $21,608,000 in the fiscal 2026 period as compared to $22,412,000 in the fiscal 2025 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, decreased 4% to $19,853,000 for the fiscal 2026 period as compared to $20,605,000 in the fiscal 2025 period. The decrease is due to a 17% decrease in retail volume which was offset, in part, by a 15% increase in net selling price. The price increases year over year led to a reduction in promotional activities contributing to the decline in volume. The foodservice business earned higher royalties of $109,000 as compared to the fiscal 2025 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $52,000 during the fiscal 2026 period as compared to the fiscal 2025 period primarily due to lower royalties earned on sales of pickles and proprietary spices offset, in part, by higher royalties earned on French fries, onion rings and beef sticks.

Franchise fees and royalties increased by approximately 5% to $2,352,000 in the fiscal 2026 period as compared to $2,247,000 in the fiscal 2025 period. Total royalties were $2,139,000 in the fiscal 2026 period as compared to $2,047,000 in the fiscal 2025 period. Royalties earned under the Branded Menu Program were $425,000 in the fiscal 2026 period as compared to $423,000 in the fiscal 2025 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $36,000 in the fiscal 2026 period as compared to $25,000 in the fiscal 2025 period. Traditional franchise royalties were $1,678,000 in the fiscal 2026 period as compared to $1,599,000 in the fiscal 2025 period. Franchise restaurant sales increased to $38,316,000 in the fiscal 2026 period as compared to $36,334,000 in the fiscal 2025 period principally due to higher sales at travel plazas and international venues offset by lower sales at casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 61 Nathan’s franchised restaurants, excluding sales under the Branded Menu Program) were $28,957,000 in the fiscal 2026 period as compared to $29,379,000 in the fiscal 2025 period.

At September 28, 2025, 227 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 243 franchised locations, including domestic, international and Branded Menu Program units at September 29, 2024. Total franchise fee income was $213,000 in the fiscal 2026 period as compared to $200,000 in the fiscal 2025 period. Domestic franchise fee income was $50,000 in the fiscal 2026 period as compared to $58,000 in the fiscal 2025 period. International franchise fee income was $107,000 in the fiscal 2026 period as compared to $119,000 in the fiscal 2025 period. We recognized $56,000 and $23,000 in forfeited fees in the fiscal 2026 period and fiscal 2025 period, respectively. During the fiscal 2026 period, fourteen franchise locations opened and seventeen franchise locations closed. During the fiscal 2025 period, twenty-one franchise locations opened and eight franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $993,000 during the fiscal 2026 period as compared to $988,000 during the fiscal 2025 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 19% to $60,801,000 in the fiscal 2026 period as compared to $51,270,000 in the fiscal 2025 period. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $6,931,000 or 10% during the fiscal 2026 period as compared to $8,959,000 or 15% during the fiscal 2025 period.

Cost of sales in the Branded Product Program increased by 21% to $55,823,000 during the fiscal 2026 period as compared to $46,290,000 during the fiscal 2025 period, primarily due to a 3% increase in the volume of hot dogs sold, as well as a 16% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle due to drought conditions and high input costs, combined with strong industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2026 and 2025 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2026 period was $4,978,000 or 52% of restaurant sales which was comparable to $4,980,000 or 52% of restaurant sales in the fiscal 2025 period. Food and paper costs as a percentage of Company-owned restaurant sales were 23.8%, down from 24.8% in the comparable period of the prior year primarily as a result of certain menu price increases. Labor and related expenses as a percentage of Company-owned restaurant sales were 28.0%, up from 27.4% primarily as a result of legislative increases in the New York State minimum wage which became effective January 1, 2025.

Restaurant operating expenses were $2,611,000 in the fiscal 2026 period as compared to $2,518,000 in the fiscal 2025 period. The increase is due primarily to higher repairs and maintenance expenses of $27,000, higher utilities expenses of $16,000 and higher credit card processing fees of $48,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 27.1% in the fiscal 2026 period as compared to 26.4% in the fiscal 2025 period.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $464,000 in the fiscal 2026 period as compared to $496,000 in the fiscal 2025 period.

General and administrative expenses increased by approximately $175,000 or 2% to $7,402,000 in the fiscal 2026 period as compared to $7,227,000 in the fiscal 2025 period. The increase in general and administrative expenses was primarily attributable to higher professional fees of $120,000 and higher share-based compensation expense of $155,000 which were offset, in part, by lower trade show and travel expenses of $150,000.

Advertising fund expense, after eliminating Company contributions, was $1,114,000 during the fiscal 2026 period as compared to $988,000 in the fiscal 2025 period. The Company projects that the Advertising Fund normal seasonal deficit will not be fully recovered during the remainder of the fiscal 2026 period and has reflected the projected deficit of $121,000 in the second quarter fiscal 2026 results of operations.

Other Items

Interest expense of $1,497,000 in the fiscal 2026 period represented interest expense of $1,461,000 on the SOFR Term Loan borrowings and amortization of debt issuance costs of $36,000.

Interest expense of $2,501,000 in the fiscal 2025 period represented interest expense of $1,449,000 and $930,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively, and amortization of debt issuance costs of $104,000 and $18,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively.

The reduction in interest expense of $1,004,000 is due primarily to lower outstanding long-term debt and a lower interest rate associated with our Credit Agreement.

During the fiscal 2025 period, the Company refinanced and redeemed its outstanding 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $334,000 that reflected the write-off of the remainder of previously recorded debt issuance costs.

Interest and dividend income of $439,000 in the fiscal 2026 period represented amounts earned by the Company on its interest bearing money market accounts and money market funds, as compared to $297,000 in the fiscal 2025 period. The increase is due to higher levels of invested cash earning interest at higher rates in the fiscal 2026 period as compared to the fiscal 2025 period.

Other income, net was $43,000 and $44,000 in the fiscal 2026 and fiscal 2025 periods, respectively, which primarily relates to sublease income.

Provision for Income Taxes

The effective income tax rate for the fiscal 2026 period was 26.7% which was comparable to the fiscal 2025 period. The effective income tax rate for the fiscal 2026 period reflected income tax expense of $5,151,000 recorded on $19,278,000 of pre-tax income. The effective income tax rate for the fiscal 2025 period reflected income tax expense of $5,576,000 recorded on $20,883,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes as well as non-deductible compensation under the Internal Revenue Code Section 162(m).

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to our provision for income taxes for the fiscal 2026 period.

The amount of unrecognized tax benefits at September 28, 2025 was $462,000 all of which would impact the Company’s effective tax rate, if recognized. As of September 28, 2025, the Company had approximately $418,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $55,000 during the fiscal year ending March 29, 2026 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At September 28, 2025 and September 29, 2024, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Sources and uses of cash

Cash and cash equivalents at September 28, 2025 aggregated $32,175,000, a $4,373,000 increase during the fiscal 2026 period as compared to cash of $27,802,000 at March 30, 2025. Net working capital increased to $37,681,000 at September 28, 2025 as compared to $28,371,000 at March 30, 2025.

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

Summary of Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-six weeks ended
	September 28,	September 29,
	2025	2024

Net cash provided by operating activities	$9,938	$14,826
Net cash used in investing activities	(276)	(130)
Net cash used in financing activities	(5,289)	(4,516)
Net increase in cash and cash equivalents	$4,373	$10,180

Operating activities

Cash provided by operations of $9,938,000 in the fiscal 2026 period is primarily attributable to net income of $14,127,000 in addition to other non-cash operating items of $1,075,000, offset by changes in other operating assets and liabilities of $5,264,000. Non-cash operating expenses consist principally of depreciation and amortization of $464,000, amortization of debt issuance costs of $36,000, share-based compensation expense of $572,000, and a provision for credit losses of $63,000. In the fiscal 2026 period, accounts and other receivables increased by $7,612,000 due primarily to higher Branded Product Program receivables of $6,705,000, and higher receivables due to the Advertising Fund of $1,164,000. Prepaid expenses and other current assets decreased by $1,365,000 due principally to a decrease in prepaid income taxes of $493,000, a decrease in prepaid insurance of $288,000 and a decrease in prepaid marketing and other expenses of $588,000. Accounts payable, accrued expenses and other current liabilities increased by $1,020,000 due primarily to an increase in accounts payable of $1,979,000 due to the timing of seasonal product purchases for our Branded Product Program, an increase in accrued rebates of $319,000, and an increase in accrued corporate taxes of $639,000 due to the timing of estimated tax payments. Offsetting these increases was a reduction in accrued payroll and other benefits of $1,326,000 resulting from the payment of year-end compensation as well as the recognition of $677,000 of deferred revenue.

Investing activities

Cash used in investing activities of $276,000 is primarily attributable to capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

During fiscal 2026, we made $1,200,000 of mandatory principal repayments on our Term Loan borrowings under the Credit Agreement.

Additionally, the Company paid its first and second quarterly cash dividends of $0.50 per share totaling $4,089,000.

Subsequent to the fiscal 2026 period, we paid our next quarterly mandatory principal repayment on our Term Loan borrowings of $600,000 on September 30, 2025.

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

The Company borrowed $60,000,000 in Term Loan borrowings on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of September 28, 2025, there were no outstanding borrowings under the Revolving Loan. See Note P – LONG TERM DEBT in the accompanying condensed consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of September 28, 2025, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At September 28, 2025, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2026 period. We may return capital to our stockholders through stock repurchases, subject to any restrictions in our Credit Agreement, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at September 28, 2025 aggregating $32,175,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first and second quarterly cash dividends of fiscal 2026 on July 1, 2025 and September 5, 2025 aggregating $4,089,000.

Effective November 6, 2025, the Company declared its third quarter fiscal 2026 dividend of $0.50 per common share to stockholders of record as of the close of business on November 24, 2025, which is payable on December 5, 2025.

Additionally, effective November 6, 2025, the Board also declared a special cash dividend of $2.50 per share to stockholders of record as of the close of business on November 24, 2025 of approximately $10,224,000 payable on December 5, 2025.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2026 at the same rate as declared in the first and second quarter of fiscal 2026, the Company’s total cash requirement for dividends for all of fiscal 2026, inclusive of the special cash dividend of $2.50 per share, would be approximately $18,403,000 based on the number of shares of common stock outstanding at November 3, 2025. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Our ability to pay future dividends is limited by the terms of our Credit Agreement. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of our Credit Agreement.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the principal and interest obligations under the Credit Agreement, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. While our Credit Agreement bears interest at a fluctuating interest rate based on the SOFR plus a spread adjustment, if the Company makes cash interest payments on the Term Loan borrowings at the interest rate effective at November 6, 2025, then for the remainder of the fiscal year ended March 26, 2026, we expect to make cash interest payments of approximately $1,384,000 on the Term Loan borrowings.

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

Contractual Obligations

At September 28, 2025, we sublet one property that we lease from a third party. We remain contingently liable for all costs associated with this property including rent, property taxes and insurance. We may incur future cash payments with respect to such property, consisting primarily of future lease payments, including costs and expenses associated with terminating such lease.

At September 28, 2025, our contractual obligations primarily consist of the Term Loan borrowings under our Credit Agreement and the mandatory debt principal repayments and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See Note P – LONG TERM DEBT and Note Q – LEASES in the accompanying condensed consolidated financial statements included in Part I, Item 1. for additional information and as disclosed in our Form 10-K for the fiscal year ended March 30, 2025 as filed with the SEC on June 10, 2025.

Inflationary Pressures

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2026 period, and this trend may continue through the remainder of fiscal 2026. Our average cost of hot dogs during the fiscal 2026 period was approximately 16% higher than during the fiscal 2025 period. Our average cost of hot dogs during the fiscal year ended March 30, 2025 was approximately 7% higher than during the fiscal year ended March 31, 2024. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2026. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

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

We expect to continue experiencing volatility in oil and gas prices on our distribution costs for food products and utility costs in the Company-owned restaurants, as well as volatile insurance costs resulting from rising rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market accounts, money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of September 28, 2025, Nathan’s cash and cash equivalents balance aggregated $32,175,000. Earnings on this cash would increase or decrease by approximately $80,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into a Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Our Credit Agreement bears interest at a fluctuating interest rate based on SOFR or a base rate plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in the interest rate on our $49,600,000 of outstanding unsecured Term Loan borrowings at September 28, 2025 would lead to an increase of approximately $496,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We are exposed to market price fluctuations in commodities, most notably beef and beef trimmings. Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during the fiscal 2026 period, most notably within our Branded Product Program segment. This trend may continue for the remainder of fiscal 2026. Our average cost of hot dogs during the fiscal 2026 period was approximately 16% higher than during the fiscal 2025 period.

We are unable to predict the future cost of our hot dogs and may continue to experience price volatility for our beef products for the remainder of fiscal 2026. Factors that affect beef prices are outside of our control and include foreign and domestic supply and demand, inflation, weather and seasonality. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into purchase arrangements for hot dogs and other products in the future. Additionally, we may continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants, as well as volatile insurance costs resulting from rising rates.

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter into sales agreements with our Branded Product Program customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our Branded Product Program customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended September 28, 2025 would have increased or decreased our cost of sales by approximately $5,680,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective November 6, 2025, the Board declared its quarterly cash dividend of $0.50 per share which is payable on December 5, 2025 to shareholders of record as of the close of business on November 24, 2025.

Additionally, effective November 6, 2025, the Board also declared a special cash dividend of $2.50 per share which is payable on December 5, 2025 to shareholders of record as of the close of business on November 24, 2025.

During the quarter ended September 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non Rule 10b5-1 trading arrangement “ as such terms are defined under Item 408 of Regulation S-K.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: November 6, 2025	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)