Form 10-Q
period 2025-12-28
NATHANS FAMOUS, INC.
filed 2026-02-05
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 28, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from ______________ to ______________.

Commission File No. 001-35962

NATHAN'S FAMOUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	516-338-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	NATH	The NASDAQ Global Market

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

At February 2, 2026, an aggregate of 4,094,405 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

December 28, 2025 and March 30, 2025

(in thousands, except share and per share amounts)

	December 28, 2025	March 30, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (Note E)	$24,545	$27,802
Accounts and other receivables, net (Note G)	17,726	14,064
Inventories	680	1,221
Prepaid expenses and other current assets (Note H)	995	2,048
Total current assets	43,946	45,135

Property and equipment, net of accumulated depreciation of $12,859 and $12,295, respectively	1,886	2,114
Operating lease right-of-use assets, net (Note Q)	3,937	4,987
Goodwill	95	95
Intangible asset, net (Note I)	391	522
Deferred income taxes	599	510
Other assets	85	113

Total assets	$50,939	$53,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt (Note P)	$2,400	$2,400
Accounts payable	6,067	6,163
Accrued expenses and other current liabilities (Note K)	5,477	5,969
Current portion of operating lease liabilities (Note Q)	1,937	1,923
Deferred franchise fees	216	309
Total current liabilities	16,097	16,764

Long-term debt, net of unamortized debt issuance costs of $274 and $327, respectively (Note P)	46,326	48,073
Long-term portion of operating lease liabilities (Note Q)	2,320	3,528
Other liabilities	906	927
Deferred franchise fees	557	697

Total liabilities	66,206	69,989

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,383,920 and 9,379,025 shares issued; and 4,094,405 and 4,089,510 shares outstanding at December 28, 2025 and March 30, 2025, respectively	94	94
Additional paid-in capital	63,885	63,492
Retained earnings	7,416	6,563
Stockholders’ equity before treasury stock	71,395	70,149

Treasury stock, at cost, 5,289,515 shares at December 28, 2025 and March 30, 2025, respectively	(86,662)	(86,662)
Total stockholders’ deficit	(15,267)	(16,513)

Total liabilities and stockholders’ deficit	$50,939	$53,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen and Thirty-nine weeks ended December 28, 2025 and December 29, 2024

(in thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

REVENUES
Branded Products	$23,749	$21,099	$81,871	$71,781
Company-owned restaurants	1,646	1,804	11,256	11,351
License royalties	7,385	7,105	28,993	29,517
Franchise fees and royalties	1,020	991	3,372	3,238
Advertising fund revenue	512	520	1,505	1,508
Total revenues	34,312	31,519	126,997	117,395

COSTS AND EXPENSES
Cost of sales	23,138	19,571	83,939	70,841
Restaurant operating expenses	907	991	3,518	3,509
Depreciation and amortization	232	235	696	731
General and administrative expenses	4,396	3,450	11,798	10,677
Advertising fund expense	512	520	1,626	1,508
Total costs and expenses	29,185	24,767	101,577	87,266

Income from operations	5,127	6,752	25,420	30,129

Interest expense	(707)	(842)	(2,204)	(3,343)
Loss on debt extinguishment (Note P)	-	(55)	-	(389)
Interest and dividend income	206	183	645	480
Other income, net	122	21	165	65

Income before provision for income taxes	4,748	6,059	24,026	26,942
Provision for income taxes	1,664	1,575	6,815	7,151
Net income	$3,084	$4,484	$17,211	$19,791

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,090	4,086	4,090	4,085
Diluted	4,119	4,093	4,124	4,092

Net income per share:
Basic	$0.75	$1.10	$4.21	$4.84
Diluted	$0.75	$1.10	$4.17	$4.84

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirteen weeks ended December 28, 2025 and December 29, 2024

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Amount	Deficit

Balance, September 28, 2025	9,379,025	$94	$64,064	$16,601	5,289,515	$(86,662)	$(5,903)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(459)	-	-	-	(459)
Dividends on common stock ($3.00 per share)	-	-	-	(12,269)	-	-	(12,269)
Share-based compensation	-	-	280	-	-	-	280
Net income	-	-	-	3,084	-	-	3,084
Balance, December 28, 2025	9,383,920	$94	$63,885	$7,416	5,289,515	$(86,662)	$(15,267)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Amount	Deficit

Balance, September 29, 2024	9,374,130	$94	$63,353	$1,931	5,289,515	$(86,662)	$(21,284)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(437)	-	-	-	(437)
Dividends on common stock ($0.50 per share)	-	-	-	(2,042)	-	-	(2,042)
Share-based compensation	-	-	288	-	-	-	288
Net income	-	-	-	4,484	-	-	4,484
Balance, December 29, 2024	9,379,025	$94	$63,204	$4,373	5,289,515	$(86,662)	$(18,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirty-nine weeks ended December 28, 2025 and December 29, 2024

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Amount	Deficit

Balance, March 30, 2025	9,379,025	$94	$63,492	$6,563	5,289,515	$(86,662)	$(16,513)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(459)	-	-	-	(459)
Dividends on common stock ($4.00 per share)	-	-	-	(16,358)	-	-	(16,358)
Share-based compensation	-	-	852	-	-	-	852
Net income	-	-	-	17,211	-	-	17,211
Balance, December 28, 2025	9,383,920	$94	$63,885	$7,416	5,289,515	$(86,662)	$(15,267)

			Additional	Retained Earnings			Total
	Common	Common	Paid-in	(Accumulated	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Deficit)	Shares	Amount	Deficit

Balance, March 31, 2024	9,374,130	$94	$62,936	$(9,291)	5,289,515	$(86,662)	$(32,923)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-
Withholding tax on net share settlement of share-based compensation plans	-	-	(437)	-	-	-	(437)
Dividends on common stock ($1.50 per share)	-	-	-	(6,127)	-	-	(6,127)
Share-based compensation	-	-	705	-	-	-	705
Net income	-	-	-	19,791	-	-	19,791
Balance, December 29, 2024	9,379,025	$94	$63,204	$4,373	5,289,515	$(86,662)	$(18,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirty-nine weeks ended December 28, 2025 and December 29, 2024

(in thousands)

(Unaudited)

	December 28, 2025	December 29, 2024
Cash flows from operating activities:
Net income	$17,211	$19,791

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment	-	389
Depreciation and amortization	696	731
Amortization of debt issuance costs	53	139
Share-based compensation expense	852	705
Provision for expected credit losses	63	53
Deferred income taxes	(89)	(50)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,725)	(66)
Inventories	541	254
Prepaid expenses and other current assets	1,053	1,064
Other assets	28	21
Operating lease assets and liabilities	(144)	(117)
Accounts payable, accrued expenses and other current liabilities	(593)	(4,335)
Deferred franchise fees	(233)	(200)
Other liabilities	(21)	71

Net cash provided by operating activities	15,692	18,450

Cash flows from investing activities:
Purchase of property and equipment	(332)	(171)

Net cash used in investing activities	(332)	(171)

Cash flows from financing activities:
Proceeds from Credit Facility	-	60,000
Repayment of Senior Secured Notes	-	(60,000)
Repayment of Credit Facility	(1,800)	(8,600)
Debt issuance costs	-	(431)
Dividends paid to stockholders	(16,358)	(6,127)
Payments of withholding tax on net share settlement of share-based compensation plans	(459)	(437)

Net cash used in financing activities	(18,617)	(15,595)

Net (decrease) increase in cash and cash equivalents	(3,257)	2,684

Cash and cash equivalents, beginning of period	27,802	21,027

Cash and cash equivalents, end of period	$24,545	$23,711

Cash paid during the period for:
Interest	$2,249	$4,727
Income taxes	$5,893	$6,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2025

(in thousands, except share and per share amounts)

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen and thirty-nine week periods ended December 28, 2025 and December 29, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the applicability of the interim reporting guidance and provides a comprehensive list of required interim disclosures. The Update also incorporates a disclosure principle that requires entities to disclose events that occur since the end of the last annual reporting period that have a material impact on the entity. The Update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Update should be applied either (1) prospectively to financial statements for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. For the Company, interim reporting requirements will be effective with our first quarter of fiscal year 2029. The Company is currently evaluating the impact that the new guidance will have on our consolidated financial statements.

The Company does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen and thirty-nine weeks ended December 28, 2025 and December 29, 2024 are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Branded Products	$23,749	$21,099	$81,871	$71,781
Company-owned restaurants	1,646	1,804	11,256	11,351
License royalties	7,385	7,105	28,993	29,517
Franchise royalties	906	897	3,045	2,944
Franchise fees	114	94	327	294
Advertising fund revenue	512	520	1,505	1,508
Total revenues	$34,312	$31,519	$126,997	$117,395

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

United States	$33,480	$30,659	$124,275	$114,419
International	832	860	2,722	2,976
Total revenues	$34,312	$31,519	$126,997	$117,395

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	December 28, 2025	March 30, 2025
Deferred franchise fees (a)	$773	$1,006
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$250	$1,392

(a)	Deferred franchise fees of $216 and $557 as of December 28, 2025 and $309 and $697 as of March 30, 2025 are included in Deferred franchise fees – current and long term, respectively.
(b)	Includes $250 of deferred advertising fund revenue as of December 28, 2025 and $892 of deferred license royalties and $500 of deferred advertising fund revenue as of March 30, 2025.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirty-nine weeks ended
	December 28, 2025	December 29, 2024
Deferred franchise fees at beginning of period	$1,006	$1,226
New deferrals due to cash received and other	94	94
Revenue recognized during the period	(327)	(294)
Deferred franchise fees at end of period	$773	$1,026

Significant changes in deferred revenues are as follows (in thousands):

	Thirty-nine weeks ended
	December 28, 2025	December 29, 2024
Deferred revenues at beginning of period	$1,392	$1,375
New deferrals due to cash received and other	500	500
Revenue recognized during the period	(1,642)	(1,625)
Deferred revenues at end of period	$250	$250

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2026 (a)	$74
2027	191
2028	100
2029	72
2030	52
Thereafter	284
Total	$773

(a)

Represents franchise fees expected to be recognized for the remainder of the 2026 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $327 of franchise fee revenue recognized for the thirty-nine weeks ended December 28, 2025.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen and thirty-nine week periods ended December 28, 2025 and December 29, 2024, respectively.

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Net income	$3,084	$4,484	$17,211	$19,791

Common Stock:
Weighted average basic shares outstanding	4,090,000	4,086,000	4,090,000	4,085,000
Effect of dilutive share-based awards	29,000	7,000	34,000	7,000
Weighted average diluted shares outstanding	4,119,000	4,093,000	4,124,000	4,092,000

Net income per share:
Basic	$0.75	$1.10	$4.21	$4.84
Diluted	$0.75	$1.10	$4.17	$4.84

Anti-dilutive share-based awards	-	120,000	-	120,000

NOTE E – CASH AND CASH EQUIVALENTS

Cash and cash equivalents principally consist of cash in bank accounts, money market accounts and money market funds. The Company considers money market accounts and money market funds to be cash equivalents. Cash equivalents were $16,280 and $19,400 at December 28, 2025 and March 30, 2025, respectively.

At December 28, 2025 and March 30, 2025, substantially all of the Company’s cash balances are in excess of insurance limits of the Federal Deposit Insurance Corporation or the FDIC. The Company has not experienced any losses in such accounts.

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

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At December 28, 2025, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	December 28,	March 30,
	2025	2025

Branded product sales	$14,110	$10,534
Franchise and license royalties	3,617	3,902
Other	711	270
	18,438	14,706
Less: allowance for credit losses	(712)	(642)
Accounts and other receivables, net	$17,726	$14,064

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

Changes in the Company’s allowance for credit losses for the thirty-nine week period ended December 28, 2025 and the fiscal year ended March 30, 2025 are as follows (in thousands):

	December 28, 2025	March 30, 2025

Beginning balance	$642	$403
Provision for expected credit losses	63	275
Write offs and other	7	(36)
Ending balance	$712	$642

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 28,	March 30,
	2025	2025

Income taxes	$-	$493
Real estate taxes	160	80
Insurance	284	379
Marketing	291	798
Other	260	298
Total prepaid expenses and other current assets	$995	$2,048

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

There have been no significant events or changes in circumstances during the thirteen and thirty-nine week periods ended December 28, 2025 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of December 28, 2025.

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

There have been no significant events or changes in circumstances during the thirteen and thirty-nine week periods ended December 28, 2025 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of December 28, 2025.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 28,	March 30,
	2025	2025

Payroll and other benefits	$2,530	$3,269
Accrued rebates	989	742
Rent and occupancy costs	28	60
Deferred revenue	250	1,392
Interest	50	148
Professional fees	828	60
Sales, use and other taxes	26	33
Corporate income taxes	539	-
Other	237	265
Total accrued expenses and other current liabilities	$5,477	$5,969

NOTE L – INCOME TAXES

The effective income tax rates for the thirteen weeks ended December 28, 2025 and December 29, 2024 were 35.0% and 26.0%, respectively. The effective income tax rate for the thirteen weeks ended December 28, 2025 reflected $1,664 of income tax expense recorded on $4,748 of pre-tax income. The effective income tax rate for the thirteen weeks ended December 29, 2024 reflected $1,575 of income tax expense recorded on $6,059 of pre-tax income.

The effective income tax rates for the thirty-nine weeks ended December 28, 2025 and December 29, 2024 were 28.4% and 26.5%, respectively. The effective income tax rate for the thirty-nine weeks ended December 28, 2025 reflected $6,815 of income tax expense recorded on $24,026 of pre-tax income. The effective income tax rate for the thirty-nine weeks ended December 29, 2024 reflected $7,151 of income tax expense recorded on $26,942 of pre-tax income.

The effective tax rates are higher than the United States Federal statutory rates primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m). The effective income tax rates for the thirteen and thirty-nine weeks ended December 28, 2025 included unfavorable discrete tax adjustments of 5.3% and 1.0%, respectively, for non-deductible transaction costs.

The amount of unrecognized tax benefits included in Other liabilities at December 28, 2025 and March 30, 2025 was $491 and $532, respectively, all of which would impact the Company’s effective tax rate, if recognized. As of December 28, 2025 and March 30, 2025, the Company had approximately $438 and $395, respectively, of accrued interest and penalties in connection with unrecognized tax benefits.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and the business interest expense limitation. The OBBBA did not have a material impact to our provision for income taxes for the thirteen and thirty-nine weeks ended December 28, 2025. The Company is continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the fiscal year ending March 29, 2026.

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

	Thirteen weeks ended
	December 28, 2025
	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	23,749	7,385	2,666	512	34,312
Less:
Cost of sales	21,943	-	1,195	-	23,138
Segment gross profit	1,806	7,385	1,471	512	11,174
Less (1):
Restaurant operating expenses (2)	-	-	907	-	907
Department expenses (3)	254	46	147	89	536
Other general and administration expenses (4)	-	-	-	2,385	2,385
Payroll expense	262	-	341	872	1,475
Depreciation and amortization	33	-	160	39	232
Advertising fund expense	-	-	-	512	512
Income (loss) from operations	1,257	7,339	(84)	(3,385)	5,127
Interest expense	-	-	-	(707)	(707)
Interest and dividend income	-	-	-	206	206
Other income, net	-	-	122	-	122
Income (loss) before provision for income taxes	1,257	7,339	38	(3,886)	4,748

	Thirteen weeks ended
	December 29, 2024
	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	21,099	7,105	2,795	520	31,519
Less:
Cost of sales	18,336	-	1,235	-	19,571
Segment gross profit	2,763	7,105	1,560	520	11,948
Less (1):
Restaurant operating expenses (2)	-	-	991	-	991
Department expenses (3)	245	46	153	112	556
Other general and administration expenses (4)	-	-	-	1,403	1,403
Payroll expense	274	-	346	871	1,491
Depreciation and amortization	35	-	156	44	235
Advertising fund expense	-	-	-	520	520
Income (loss) from operations	2,209	7,059	(86)	(2,430)	6,752
Interest expense	-	-	-	(842)	(842)
Loss on debt extinguishment	-	-	-	(55)	(55)
Interest and dividend income	-	-	-	183	183
Other income, net	-	-	21	-	21
Income (loss) before provision for income taxes	2,209	7,059	(65)	(3,144)	6,059

	Thirty-nine weeks ended
	December 28, 2025
	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	81,871	28,993	14,628	1,505	126,997
Less:
Cost of sales	77,766	-	6,173	-	83,939
Segment gross profit	4,105	28,993	8,455	1,505	43,058
Less (1):
Restaurant operating expenses (2)	-	-	3,518	-	3,518
Department expenses (3)	718	138	410	287	1,553
Other general and administration expenses (4)	-	-	-	5,704	5,704
Payroll expense	836	-	1,068	2,637	4,541
Depreciation and amortization	100	-	482	114	696
Advertising fund expense	-	-	-	1,626	1,626
Income (loss) from operations	2,451	28,855	2,977	(8,863)	25,420
Interest expense	-	-	-	(2,204)	(2,204)
Interest and dividend income	-	-	-	645	645
Other income, net	-	-	165	-	165
Income (loss) before provision for income taxes	2,451	28,855	3,142	(10,422)	24,026

	Thirty-nine weeks ended
	December 29, 2024
	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	71,781	29,517	14,589	1,508	117,395
Less:
Cost of sales	64,626	-	6,215	-	70,841
Segment gross profit	7,155	29,517	8,374	1,508	46,554
Less (1):
Restaurant operating expenses (2)	-	-	3,509	-	3,509
Department expenses (3)	793	137	554	314	1,798
Other general and administration expenses (4)	-	-	-	4,331	4,331
Payroll expense	845	-	1,085	2,618	4,548
Depreciation and amortization	111	-	485	135	731
Advertising fund expense	-	-	-	1,508	1,508
Income (loss) from operations	5,406	29,380	2,741	(7,398)	30,129
Interest expense	-	-	-	(3,343)	(3,343)
Loss on debt extinguishment	-	-	-	(389)	(389)
Interest and dividend income	-	-	-	480	480
Other income, net	-	-	65	-	65
Income (loss) before provision for income taxes	5,406	29,380	2,806	(10,650)	26,942

(1)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)	Includes occupancy expenses, insurance expenses, utility costs, repair and maintenance expense and other Company-owned restaurant expenses.
(3)	Includes travel expense, marketing and trade show expense and certain other overhead expenses.
(4)	Includes incentive compensation expense, share-based compensation expense, professional fees, occupancy expenses, provision for credit losses and certain other overhead expenses.

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation during the thirteen and thirty-nine week periods ended December 28, 2025 and December 29, 2024 was $280 and $288, and $852 and $705, respectively. Total share-based compensation is included in general and administrative expenses in our accompanying Condensed Consolidated Statements of Earnings. As of December 28, 2025, there was $2,429 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately thirty months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense under all share-based awards is as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Stock options	$111	$119	$345	$198
Restricted stock units	169	169	507	507
Total share-based compensation expense	$280	$288	$852	$705

There were no new share-based awards granted during the thirty-nine week period ended December 28, 2025.

Stock options:

Transactions with respect to stock options for the thirty-nine weeks ended December 28, 2025 are as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 30, 2025	130,000	$74.28	4.08	$2,667
Granted	-	-	-	-
Exercised	-	-	-	-
Options outstanding at December 28, 2025	130,000	$74.28	3.33	$2,600

Options exercisable at December 28, 2025	42,500	$73.48	2.81	$884

Restricted stock units:

Transactions with respect to restricted stock units for the thirty-nine weeks ended December 28, 2025 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 30, 2025	30,000	$67.59
Granted	-	-
Vested	(10,000)	$67.59
Unvested restricted stock units at December 28, 2025	20,000	$67.59

NOTE O– STOCKHOLDERS’ EQUITY

1. Dividends

On July 1, 2025, September 5, 2025 and December 5, 2025, the Company paid quarterly dividends of $0.50 per share. Additionally, on December 5, 2025, the Company also paid a special cash dividend of $2.50 per share. Through December 28, 2025, the Company paid dividends aggregating $16,358.

Our ability to pay future dividends is limited by the terms of our Merger Agreement (as defined in NOTE S – SUBSEQUENT EVENTS). Pursuant to the Merger Agreement, the Company is permitted to declare and pay two regular quarterly cash dividends each in the amount of $0.50 per share of the Company’s common stock during the period pending the closing of the proposed transaction with Smithfield Foods, Inc.

Effective February 5, 2026, as permitted under the Merger Agreement, the Board of Directors (the “Board”) declared its fourth quarterly cash dividend of $0.50 per share for fiscal 2026 payable on February 27, 2026 to stockholders of record as of the close of business on February 17, 2026.

2. Stock Repurchase Program

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 28, 2025, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At December 28, 2025 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 28, 2025	March 30, 2025

SOFR Term Loan Borrowings with an effective interest rate of 5.234% and 5.825% at December 28, 2025 and March 30, 2025, respectively	$49,000	$50,800

Less: unamortized debt issuance costs	(274)	(327)
Total debt, net of debt issuance costs	48,726	50,473
Less: current portion of long-term debt	(2,400)	(2,400)
Long-term debt, net	$46,326	$48,073

The Company’s mandatory debt principal repayments as of December 28, 2025 were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$600
2027	2,400
2028	2,400
2029	2,400
2030	41,200
Total	$49,000

Total debt repayments through 2030 exceed the total carrying amount of the Company’s debt as of December 28, 2025 because the carrying amount reflects the unamortized portion of debt issuance costs.

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

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding 6.625% Senior Secured Notes due 2025. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of December 28, 2025, there were no outstanding borrowings under the Revolving Loan.

In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $334 in fiscal 2025 that reflected the write-off of the remainder of the debt issuance costs on the Company’s 6.625% Secured Notes due 2025. Additionally, in connection with the refinancing, the Company incurred $431 of debt issuance costs on the Term Loan borrowings that were capitalized and will be amortized over the term of the Credit Agreement. During the third quarter of fiscal 2025, the Company made a voluntary prepayment of $8,000 of its Term Loan borrowings and incurred a loss on debt extinguishment of $55 related to the write-off of a portion of previously recorded debt issuance cost on the Term Loan borrowings.

Term Loan and Revolving Loan borrowings under the Credit Agreement will bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40% for one (1), three (3) or six (6) month periods, as selected by the Company in its Loan Notice. The Company is subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount. The interest rate on the Term Loan borrowings at December 28, 2025 was 5.234%.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at December 28, 2025.

The outstanding Term Loan borrowings under the Credit Agreement are payable in equal quarterly installments of 1.0% of the original principal amount of the Term Loan, or $600, which began on September 30, 2024, with the balance payable on the final maturity date. The Company made mandatory principal repayments on the Term Loan of $1,800 during fiscal 2026 and $1,200 during fiscal 2025. Subsequent to the quarter ending December 28, 2025, on December 31, 2025, the Company paid its next quarterly mandatory debt principal repayment of $600.

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

As previously announced, on January 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Smithfield Foods, Inc., a Virginia corporation (“Buyer”) and Boardwalk Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Buyer (“Merger Sub”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and in accordance with the General Corporation Law of the State of Delaware (“DGCL”), Merger Sub shall merge with and into the Company (the “Merger,” and the effective time of the Merger, the “Effective Time”).

Pursuant to the Merger Agreement, the Buyer at the Effective Time shall pay all outstanding obligations under the Credit Facility.

NOTE Q – LEASES

The Company is party as lessee to various leases for land, buildings and certain office equipment for its Company-owned restaurants and corporate office. The Company previously leased and subleased one property; this arrangement was terminated on November 4, 2025. In connection with the termination, the Company received $84,000 in settlement income which is included in Other income, net on the Condensed Consolidated Statements of Earnings.

Company as lessee

The components of the net lease cost for the thirteen and thirty-nine week periods ended December 28, 2025 and December 29, 2024 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Operating lease cost	$389	$392	$1,244	$1,253
Variable lease cost	464	470	1,573	1,568
Less: Sublease income, net	(7)	(21)	(49)	(63)

Total net lease cost	$846	$841	$2,768	$2,758

The components of the net lease cost are included in the Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine week periods ended December 28, 2025 and December 29, 2024 as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Restaurant operating expenses	$646	$659	$2,186	$2,207
General and administrative expenses	207	203	631	614
Less: Other income, net	(7)	(21)	(49)	(63)

Total net lease cost	$846	$841	$2,768	$2,758

Cash paid for amounts included in the measurement of lease liabilities for the thirteen and thirty-nine week periods ended December 28, 2025 and December 29, 2024 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Operating cash flows from operating leases	$402	$391	$1,524	$1,495

The weighted average remaining lease term and weighted average discount rate for operating leases as of December 28, 2025 were as follows:

Weighted average remaining lease term (years):	2.8

Weighted average discount rate:	8.459%

Future lease commitments to be paid and received by the Company as of December 28, 2025 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2026 (a)	$402	$-	$402
2027	1,940	112	1,828
2028	1,790	115	1,675
2029	440	-	440
2030	171	-	171
Total lease commitments	$4,743	$227	$4,516
Less: Amount representing interest	(486)
Present value of lease liabilities (b)	$4,257

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2026 fiscal year. Amount does not include $1,302 of lease commitments paid and received by the Company for the thirty-nine week period ended December 28, 2025.

(b)

The present value of minimum operating lease payments of $1,937 and $2,320 are included in “Current portion of operating lease liabilities” and “Long-term portion of operating lease liabilities,” respectively on the Condensed Consolidated Balance Sheet.

Company as lessor

The components of net lease income for the thirteen and thirty-nine week periods ended December 28, 2025 and December 29, 2024 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Operating lease income, net	$7	$21	$49	$63

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

Service Provider Agreement

The Company engaged a financial advisor in connection with the Merger Agreement as defined and disclosed in NOTE S – SUBSEQUENT EVENTS to assist the Company and to provide certain advisory services.   In connection with this arrangement, the Company may be required to pay such financial advisor certain contingent fees related to their services to the extent that certain conditions are met.  The contingent fees related to the arrangement are based on (i) a fixed fee that is due upon the delivery of a fairness opinion and (ii) a percentage fee based upon the aggregate transaction value net of the fixed fee in (i) above payable upon the closing of the transaction contemplated by the Merger Agreement.  For the thirteen and thirty-nine weeks ended December 28, 2025, the Company did not record any advisory fee.

NOTE S – SUBSEQUENT EVENTS

As previously announced, on January 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Smithfield Foods, Inc., a Virginia corporation (“Buyer”) and Boardwalk Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Buyer (“Merger Sub”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and in accordance with the General Corporation Law of the State of Delaware (“DGCL”), Merger Sub shall merge with and into the Company (the “Merger,” and the effective time of the Merger, the “Effective Time”). As a result of the Merger, at the Effective Time, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (the “Surviving Corporation”) and the Surviving Corporation shall become a wholly owned subsidiary of Buyer. After the Merger, the Company will cease to be publicly traded.

At the Effective Time, as a result of the Merger and without any action on the part of Buyer, Merger Sub, the Company or the holders of any of the following securities: (i) each share of common stock of the Company, par value $0.01 per share (“Company Shares”), issued and outstanding immediately prior to the Effective Time, other than shares to be cancelled in accordance with the terms of the Merger Agreement and shares owned by holders that have exercised their appraisal rights under the DGCL, shall be converted into the right to receive cash in an amount equal to $102.00 without interest (the “Per Share Merger Consideration”), less any applicable withholding tax, payable to the holder in accordance with the terms of the Merger Agreement, (ii) each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one fully paid, non-assessable share of common stock, par value $0.01 per share, of the Surviving Corporation, and (iii) any Company Shares owned or held in treasury by the Company and any Company Shares owned by Buyer, Merger Sub or any of their respective affiliates immediately prior to the Effective Time shall automatically be cancelled and shall cease to exist and no consideration shall be delivered in exchange for such cancellation or retirement. From and after the Effective Time, all Company Shares converted into the right to receive the Per Share Merger Consideration shall no longer be issued and outstanding and shall automatically be cancelled and cease to exist.

Immediately prior to the Effective Time, (i) each option to purchase Company Shares outstanding under a Company Stock Plan (each a “Company Stock Option”), whether or not vested and exercisable, that is outstanding and unexercised immediately prior to the Effective Time, shall be automatically converted into the right to receive from Buyer or the Surviving Corporation an amount in cash (subject to applicable withholding taxes) equal to the product obtained by multiplying (A) the excess, if any, of the Per Share Merger Consideration over the per share exercise price of such Company Stock Option, by (B) the aggregate number of Company Shares that were issuable upon exercise of such Company Stock Option immediately prior to the Effective Time and (ii) each restricted stock unit of the Company granted and outstanding pursuant to a Company Stock Plan (each a “Company RSU”) shall be deemed to have been earned and become fully vested (in the case of any performance based award, with the applicable performance metrics at the target level), shall be canceled and extinguished as of the Effective Time and, in exchange, each former holder of any such Company RSU shall have the right to receive from Buyer or the Surviving Corporation an amount in cash equal to the product obtained by multiplying (A) the number of Company Shares subject to such Company RSU by (B) the Per Share Merger Consideration (such amount, the “RSU Award Payment”). Any dividend equivalents earned prior to the Effective Time will be paid in cash as soon as administratively practicable following settlement of the Company RSUs. From and after the Effective Time, each Company RSU shall no longer represent the right to receive Company Shares by the former holder thereof, but shall only entitle such holder to the payment of the RSU Award Payment. The Compensation Committee of the Company Board will adopt resolutions to provide that all Company Stock Options and Company RSUs shall terminate conditioned upon, and effective immediately prior to, the Effective Time and the holders thereof will be entitled only to the amount, if any, specified herein in respect thereof.

The Company has also agreed not to, among other things, (i) solicit, initiate, knowingly encourage or knowingly facilitate any alternative competing transaction, (ii) participate in any discussions or negotiations with any third party with respect to any alternative competing transaction, (iii) approve or recommend any alternative competing transaction, (iv) enter into any letter of intent, memorandum of understanding, agreement in principle, acquisition agreement, merger agreement, share purchase agreement, asset purchase agreement, share exchange agreement, option agreement or other similar definitive agreement relating to an alternative competing transaction or (v) propose or agree to do any of the foregoing.

Notwithstanding the foregoing customary “no-shop” restrictions, if prior to obtaining the Company Stockholder Approval (as defined in the Merger Agreement) the Company receives an unsolicited written Acquisition Proposal (as defined in the Merger Agreement) from a third party and the Company Board determines in good faith that (x) such Acquisition Proposal constitutes or could be reasonably expected to result in a Superior Proposal (as defined in the Merger Agreement) and (y) the failure to take the actions set forth in clauses (i) and (ii) of this paragraph would be inconsistent with its fiduciary duties under law, the Company may, in response to such Acquisition Proposal, (i) furnish Company information and access to the third party making such Acquisition Proposal and (ii) participate in discussions or negotiations with such third party with respect to such Acquisition Proposal, or otherwise cooperate with or assist or participate in, or facilitate, any such discussions or negotiations.

The consummation of the Merger is subject to certain closing conditions, including but not limited to (a) receipt of the Company Stockholder Approval, (b) that no law or governmental order prohibits, restrains, enjoins or makes illegal the consummation of the Merger, (c) that any waiting period (and any extension thereof) applicable to the Merger and the other transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have terminated or expired and (d) that the parties have obtained CFIUS Clearance (as defined in the Merger Agreement) for the Merger. Each of Buyer’s, Merger Sub’s, and the Company’s obligation to consummate the Merger is also subject to certain additional conditions, including (i) subject to certain materiality standards, the accuracy of the representations and warranties of the other party or parties, (ii) performance in all material respects by the other party or parties of its or their obligations under the Merger Agreement and (iii) with respect to Buyer’s and Merger Sub’s obligations to consummate the Merger, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company.

The Merger Agreement also contains certain termination provisions for the Company and Buyer, including the right of the Company, in certain circumstances, to terminate the Merger Agreement and accept a Superior Proposal. The Company will be required to pay Buyer a termination fee in cash equal to $10,581,814 if the Merger Agreement is terminated (a) by Buyer because the Company Board changed its recommendation of the Merger, (b) by Buyer or the Company if the approval of the Company’s stockholders is not obtained at the Stockholders’ Meeting and the Company Board previously changed its recommendation of the Merger or (c) (i) by Buyer or the Company following June 22, 2026, subject to extension to October 20, 2026 in accordance with the Merger Agreement (the “End Date”), (ii) by Buyer or the Company because of failure to obtain the approval of the stockholders at the Stockholders’ Meeting or (iii) by Buyer because of certain breaches of the Merger Agreement by the Company, only if, in the case of clauses (i) to (iii), an Acquisition Proposal has been made publicly and within nine (9) months of the termination date the Company consummates or enters into a definitive agreement for an Acquisition Proposal.

Upon the election of the Company, the Company and Smithfield Packaged Meats Corp., an affiliate of Buyer (“SPMC”), will enter into an amendment to the licensing and supply letter agreement, dated as of December 5, 2012 (the “Licensing Agreement”), by and between Nathan’s Famous Systems, Inc., a subsidiary of the Company, and SPMC, which will extend the term of the Licensing Agreement for an additional four years to March 2, 2036 from the current expiration date of March 2, 2032, and Buyer will be required to pay the Company a termination fee in cash equal to $7,407,270 if the Merger Agreement is terminated (a) because of a CFIUS Turndown (as defined in the Merger Agreement) and the Company is not in material breach of the Merger Agreement at the time of termination or (b) following the End Date if, at such time, (i) a government order or other government action would have prevented the consummation of the Merger (solely as it relates to CFIUS) or the parties have not received CFIUS Clearance, (ii) certain other closing conditions have been satisfied, (iii) the Company's breach of the provisions of the Merger Agreement to obtain certain consents and approvals is not the primary cause of a government order or other government action that would prevent the consummation of the Merger and (iv) the Company is not in material breach of the Merger Agreement at the time of termination.

On January 20, 2026, the Company entered into letter agreements (each a “Retention Agreement”) with each of Eric Gatoff, Chief Executive Officer of the Company, and Robert Steinberg, the Chief Financial Officer of the Company. Under the Retention Agreements, each such individual is entitled to a cash retention bonus payment if (1) such individual is actively employed by the Company or a subsidiary as of closing under the Merger Agreement and has not given notice of his intent to resign or (2) the individual is terminated by the Company for any reason and closing under the Merger Agreement later occurs. The retention bonus payment amount is $3,250,000 for Mr. Gatoff and $1,050,000 for Mr. Steinberg. As consideration for the retention bonus payment, Mr. Gatoff agreed to non-competition provisions that apply for one (1) year following the termination of his employment by the Company for any reason.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information contained in this news release, the matters discussed are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions identify forward-looking statements, which are based on the current belief of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially include but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the failure to satisfy the closing conditions; the possibility that the consummation of the proposed transaction is delayed or does not occur, including the failure of Nathan's stockholders to approve the proposed transaction; uncertainty as to whether the parties will be able to complete the proposed transaction on the terms set forth in the Merger Agreement; uncertainty regarding the timing of the receipt of required regulatory approvals for the proposed transaction and the possibility that the parties may be required to accept conditions that could reduce or eliminate the anticipated benefits of the proposed transaction as a condition to obtaining regulatory approvals or that the required regulatory approvals might not be obtained at all; the outcome of any legal proceedings that have been or may be instituted against the parties or others following announcement of the transactions contemplated by the Merger Agreement; challenges, disruptions and costs of integrating and achieving anticipated synergies, or that such synergies will take longer to realize than expected, risks that the proposed transaction and other transactions contemplated by the Merger Agreement disrupt current plans and operations that may harm Nathan's businesses; the amount of any costs, fees, expenses, impairments and charges related to the proposed transaction, and uncertainty as to the effects of the announcement or pendency of the proposed transaction on the market price of Nathan's common stock and/or on its financial performance; the impact of disease epidemics such as the COVID-19 pandemic; increases in the cost of food and paper products; the impact of price increases on customer visits; the status of our licensing and supply agreements, including our licensing revenue and overall profitability being substantially dependent on our agreement with Smithfield Foods, Inc.; the impact of our debt service and repayment obligations under our credit facility, including the effect on our ability to fund working capital, operations and make new investments; economic (including inflationary pressures like those currently being experienced); weather (including the impact on sales at our restaurants particularly during the summer months), and changes in the price of beef and beef trimmings; our ability to pass on the cost of any price increases in beef and beef trimmings; legislative and business conditions; potential changes in U.S. income tax or tariff policies; the collectability of receivables; changes in consumer tastes; the continued viability of Coney Island as a destination location for visitors; the ability to attract franchisees; the impact of the minimum wage legislation on labor costs in New York State or other changes in labor laws, including regulations which could render a franchisor as a “joint employer” or the impact of our union contracts; our ability to attract competent restaurant and managerial personnel; the enforceability of international franchising agreements; the future effects of any food borne illness, such as bovine spongiform encephalopathy, BSE and e coli; and the risk factors reported from time to time in the Company’s SEC reports. The Company does not undertake any obligation to update such forward-looking statements.

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

At December 28, 2025, our restaurant system, excluding virtual kitchens, was comprised of 225 locations, including 112 Branded Menu Program locations, as well as four Company-owned restaurants (including one seasonal unit), located in 18 states, and 12 foreign countries.

At December 29, 2024, our restaurant system, excluding virtual kitchens, consisted of 236 locations, including 128 Branded Menu Program locations, and four Company-owned restaurants (including one seasonal unit), located in 17 states, and 12 foreign countries.

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

As described in our Annual Report on Form 10-K for the year ended March 30, 2025, our future results could be materially impacted by many developments including our dependence on Smithfield Foods, Inc. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods and our proposed transaction with Smithfield Foods, Inc. under the Merger Agreement.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Recent events

Merger Agreement

As previously announced, on January 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc., a Virginia corporation (“Buyer”) and Boardwalk Merger Sub, Inc. a Delaware corporation and wholly owned subsidiary of Buyer (“Merger Sub”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and in accordance with the General Corporation Law of the State of Delaware (“DGCL”), Merger Sub shall merge with and into the Company (the “Merger,” and the effective time of the Merger, the “Effective Time”). As a result of the Merger, at the Effective Time, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (the “Surviving Corporation”) and the Surviving Corporation shall become a wholly owned subsidiary of Buyer. After the Merger, the Company will cease to be publicly traded.

At the Effective Time, as a result of the Merger and without any action on the part of Buyer, Merger Sub, the Company or the holders of any of the following securities: (i) each share of common stock of the Company, par value $0.01 per share (“Company Shares”), issued and outstanding immediately prior to the Effective Time, other than shares to be cancelled in accordance with the terms of the Merger Agreement and shares owned by holders that have exercised their appraisal rights under the DGCL, shall be converted into the right to receive cash in an amount equal to $102.00 without interest (the “Per Share Merger Consideration”), less any applicable withholding tax, payable to the holder in accordance with the terms of the Merger Agreement, (ii) each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one fully paid, non-assessable share of common stock, par value $0.01 per share, of the Surviving Corporation, and (iii) any Company Shares owned or held in treasury by the Company and any Company Shares owned by Buyer, Merger Sub or any of their respective affiliates immediately prior to the Effective Time shall automatically be cancelled and shall cease to exist and no consideration shall be delivered in exchange for such cancellation or retirement. From and after the Effective Time, all Company Shares converted into the right to receive the Per Share Merger Consideration shall no longer be issued and outstanding and shall automatically be cancelled and cease to exist.

Immediately prior to the Effective Time, (i) each option to purchase Company Shares outstanding under a Company Stock Plan (each a “Company Stock Option”), whether or not vested and exercisable, that is outstanding and unexercised immediately prior to the Effective Time, shall be automatically converted into the right to receive from Buyer or the Surviving Corporation an amount in cash (subject to applicable withholding taxes) equal to the product obtained by multiplying (A) the excess, if any, of the Per Share Merger Consideration over the per share exercise price of such Company Stock Option, by (B) the aggregate number of Company Shares that were issuable upon exercise of such Company Stock Option immediately prior to the Effective Time and (ii) each restricted stock unit of the Company granted and outstanding pursuant to a Company Stock Plan (each a “Company RSU”) shall be deemed to have been earned and become fully vested (in the case of any performance based award, with the applicable performance metrics at the target level), shall be canceled and extinguished as of the Effective Time and, in exchange, each former holder of any such Company RSU shall have the right to receive from Buyer or the Surviving Corporation an amount in cash equal to the product obtained by multiplying (A) the number of Company Shares subject to such Company RSU by (B) the Per Share Merger Consideration (such amount, the “RSU Award Payment”). Any dividend equivalents earned prior to the Effective Time will be paid in cash as soon as administratively practicable following settlement of the Company RSUs. From and after the Effective Time, each Company RSU shall no longer represent the right to receive Company Shares by the former holder thereof, but shall only entitle such holder to the payment of the RSU Award Payment. The Compensation Committee of the Company Board will adopt resolutions to provide that all Company Stock Options and Company RSUs shall terminate conditioned upon, and effective immediately prior to, the Effective Time and the holders thereof will be entitled only to the amount, if any, specified herein in respect thereof.

The Merger Agreement contains representations, warranties and covenants by the parties customary for a transaction of this nature. Among other things, during the period between the execution of the Merger Agreement and the earlier of the consummation of the Merger or termination of the Merger Agreement, the Company has agreed to conduct its business in the ordinary course consistent with past practice and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. Notwithstanding the foregoing, the Company will be permitted to declare and pay up to two regular quarterly cash dividends, each in the amount of $0.50 per Company Share.

The Company has also agreed not to, among other things, (i) solicit, initiate, knowingly encourage or knowingly facilitate any alternative competing transaction, (ii) participate in any discussions or negotiations with any third party with respect to any alternative competing transaction, (iii) approve or recommend any alternative competing transaction, (iv) enter into any letter of intent, memorandum of understanding, agreement in principle, acquisition agreement, merger agreement, share purchase agreement, asset purchase agreement, share exchange agreement, option agreement or other similar definitive agreement relating to an alternative competing transaction or (v) propose or agree to do any of the foregoing.

Notwithstanding the foregoing customary “no-shop” restrictions, if prior to obtaining the Company Stockholder Approval (as defined in the Merger Agreement) the Company receives an unsolicited written Acquisition Proposal (as defined in the Merger Agreement) from a third party and the Company Board determines in good faith that (x) such Acquisition Proposal constitutes or could be reasonably expected to result in a Superior Proposal (as defined in the Merger Agreement) and (y) the failure to take the actions set forth in clauses (i) and (ii) of this paragraph would be inconsistent with its fiduciary duties under law, the Company may, in response to such Acquisition Proposal, (i) furnish Company information and access to the third party making such Acquisition Proposal and (ii) participate in discussions or negotiations with such third party with respect to such Acquisition Proposal, or otherwise cooperate with or assist or participate in, or facilitate, any such discussions or negotiations.

As soon as reasonably practicable after the execution of the Merger Agreement (and in any event within forty-five (45) days after the date of the Merger Agreement), the Company shall prepare and file with the Securities and Exchange Commission (the “SEC”) a proxy statement (as amended or supplemented from time to time, the “Proxy Statement”), in preliminary form, relating to the Stockholders’ Meeting (as defined below). The Company shall hold a meeting for the purpose of obtaining approval of the stockholders of the Company (the “Stockholders’ Meeting”) as promptly as reasonably practicable, and in no event more than thirty (30) days following the date on which the definitive Proxy Statement is mailed to stockholders of the Company, which mailing shall occur within ten (10) business days after the later of the date (i) on which the Company learns the SEC staff has no further comments on the Proxy Statement or (ii) (A) the applicable waiting period under any applicable Antitrust Law, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") has expired or has been terminated and (B) CFIUS Clearance (as defined in the Merger Agreement) has been obtained.

The consummation of the Merger is subject to certain closing conditions, including but not limited to (a) receipt of the Company Stockholder Approval, (b) that no law or governmental order prohibits, restrains, enjoins or makes illegal the consummation of the Merger, (c) that any waiting period (and any extension thereof) applicable to the Merger and the other transactions under the HSR Act have terminated or expired and (d) that the parties have obtained CFIUS Clearance for the Merger. Each of Buyer’s, Merger Sub’s, and the Company’s obligation to consummate the Merger is also subject to certain additional conditions, including (i) subject to certain materiality standards, the accuracy of the representations and warranties of the other party or parties, (ii) performance in all material respects by the other party or parties of its or their obligations under the Merger Agreement and (iii) with respect to Buyer’s and Merger Sub’s obligations to consummate the Merger, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company.

The Merger Agreement also contains certain termination provisions for the Company and Buyer, including the right of the Company, in certain circumstances, to terminate the Merger Agreement and accept a Superior Proposal. The Company will be required to pay Buyer a termination fee in cash equal to $10,581,814 if the Merger Agreement is terminated (a) by Buyer because the Company Board changed its recommendation of the Merger, (b) by Buyer or the Company if the approval of the Company’s stockholders is not obtained at the Stockholders’ Meeting and the Company Board previously changed its recommendation of the Merger or (c) (i) by Buyer or the Company following June 22, 2026, subject to extension to October 20, 2026 in accordance with the Merger Agreement (the “End Date”), (ii) by Buyer or the Company because of failure to obtain the approval of the stockholders at the Stockholders’ Meeting or (iii) by Buyer because of certain breaches of the Merger Agreement by the Company, only if, in the case of clauses (i) to (iii), an Acquisition Proposal has been made publicly and within nine (9) months of the termination date the Company consummates or enters into a definitive agreement for an Acquisition Proposal.

Upon the election of the Company, the Company and Smithfield Packaged Meats Corp., an affiliate of Buyer (“SPMC”), will enter into an amendment to the licensing and supply letter agreement, dated as of December 5, 2012 (the “Licensing Agreement”), by and between Nathan’s Famous Systems, Inc., a subsidiary of the Company, and SPMC, which will extend the term of the Licensing Agreement for an additional four years to March 2, 2036 from the current expiration date of March 2, 2032, and Buyer will be required to pay the Company a termination fee in cash equal to $7,407,270 if the Merger Agreement is terminated (a) because of a CFIUS Turndown (as defined in the Merger Agreement) and the Company is not in material breach of the Merger Agreement at the time of termination or (b) following the End Date if, at such time, (i) a government order or other government action would have prevented the consummation of the Merger (solely as it relates to CFIUS) or the parties have not received CFIUS Clearance, (ii) certain other closing conditions have been satisfied, (iii) the Company's breach of the provisions of the Merger Agreement to obtain certain consents and approvals is not the primary cause of a government order or other government action that would prevent the consummation of the Merger and (iv) the Company is not in material breach of the Merger Agreement at the time of termination.

On January 20, 2026, the Company entered into letter agreements (each a “Retention Agreement”) with each of Eric Gatoff, Chief Executive Officer of the Company, and Robert Steinberg, the Chief Financial Officer of the Company. Under the Retention Agreements, each such individual is entitled to a cash retention bonus payment if (1) such individual is actively employed by the Company or a subsidiary as of closing under the Merger Agreement and has not given notice of his intent to resign or (2) the individual is terminated by the Company for any reason and closing under the Merger Agreement later occurs. The retention bonus payment amount is $3,250,000 for Mr. Gatoff and $1,050,000 for Mr. Steinberg. As consideration for the retention bonus payment, Mr. Gatoff agreed to non-competition provisions that apply for one (1) year following the termination of his employment by the Company for any reason.

Inflationary Factors

Inflationary pressures negatively impacted our earnings during the thirty-nine week period ended December 28, 2025, most notably within our Branded Product Program segment, due primarily to commodity prices on beef and beef trimmings. We anticipate continued inflationary pressures on commodity prices, including beef and beef trimmings, as well as rising labor costs during the remainder of fiscal 2026. In general, we have been able to offset some of these cost increases resulting from inflation through various actions, such as increasing prices at our Company-owned restaurants and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. We continue to monitor these inflationary pressures and may need to adjust our prices further to mitigate the impact of these inflationary pressures. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

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

New Accounting Standards Not Yet Adopted

Please refer to NOTE B – NEW ACCOUNTING STANDARDS NOT YET ADOPTED in the accompanying condensed consolidated financial statements for our discussion of New Accounting Standards Not Yet Adopted.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
	(unaudited)		(unaudited)

Net income	$3,084	$4,484	$17,211	$19,791
Interest expense	707	842	2,204	3,343
Provision for income taxes	1,664	1,575	6,815	7,151
Depreciation and amortization	232	235	696	731
EBITDA	5,687	7,136	26,926	31,016

Loss on debt extinguishment	-	55	-	389
Share-based compensation	280	288	852	705
Adjusted EBITDA	$5,967	$7,479	$27,778	$32,110

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

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen and thirty-nine weeks ended December 28, 2025 are not necessarily indicative of those for a full fiscal year.

Results of Operations

Thirteen weeks ended December 28, 2025 compared to thirteen weeks ended December 29, 2024

Revenues

Total revenues increased by approximately 9% to $34,312,000 for the thirteen weeks ended December 28, 2025 (“third quarter fiscal 2026”) as compared to $31,519,000 for the thirteen weeks ended December 29, 2024 (“third quarter fiscal 2025”).

Foodservice sales from the Branded Product Program increased by approximately 13% to $23,749,000 for the third quarter fiscal 2026 as compared to $21,099,000 for the third quarter fiscal 2025. During the third quarter fiscal 2026, the total volume of hot dogs sold in the Branded Product Program decreased by approximately 3% as compared to the third quarter fiscal 2025. Our average selling price, which is partially correlated to the beef markets, increased by approximately 16% as compared to the third quarter fiscal 2025.

Total Company-owned restaurant sales decreased by approximately 9% to $1,646,000 during the third quarter fiscal 2026 as compared to $1,804,000 during the third quarter fiscal 2025. Restaurant sales were primarily impacted by a 9% decline in customer traffic due to unfavorable weather conditions.

License royalties increased by approximately 4% to $7,385,000 in the third quarter fiscal 2026 as compared to $7,105,000 in the third quarter fiscal 2025. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice increased 5% to $6,462,000 for the third quarter fiscal 2026 as compared to $6,146,000 in the third quarter fiscal 2025. The increase is due to a 15% increase in net selling price which was offset, in part, by a 7% decrease in retail volume. The price increases year over year led to a reduction in promotional activities contributing to the decline in volume. The royalties earned on the foodservice business decreased by $37,000 as compared to the third quarter fiscal 2025. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $36,000 during the third quarter fiscal 2026 as compared to the third quarter fiscal 2025 primarily due to lower royalties earned on sales of proprietary spices and French fries offset, in part, by higher royalties earned on beef sticks.

Franchise fees and royalties were $1,020,000 in the third quarter fiscal 2026 as compared to $991,000 in the third quarter fiscal 2025. Total royalties were $906,000 in the third quarter fiscal 2026 as compared to $897,000 in the third quarter fiscal 2025. Royalties earned under the Branded Menu Program were $162,000 in the third quarter fiscal 2026 as compared to $182,000 in the third quarter fiscal 2025. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $46,000 in the third quarter fiscal 2026 as compared to $16,000 in the third quarter fiscal 2025. Traditional franchise royalties were $698,000 in the third quarter fiscal 2026 as compared to $699,000 in the third quarter fiscal 2025. Franchise restaurant sales decreased to $15,962,000 in the third quarter fiscal 2026 as compared to $16,066,000 in the third quarter fiscal 2025 principally due to lower sales at malls and casino locations, primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 61 Nathan’s outlets, excluding sales under the Branded Menu Program) were $12,354,000 in the third quarter fiscal 2026 as compared to $13,018,000 in the third quarter fiscal 2025.

At December 28, 2025, 225 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 236 franchised locations, including domestic, international and Branded Menu Program units at December 29, 2024. Total franchise fee income was $114,000 in the third quarter fiscal 2026 as compared to $94,000 in the third quarter fiscal 2025. Domestic franchise fee income was $23,000 in the third quarter fiscal 2026 as compared to $25,000 in the third quarter fiscal 2025. International franchise fee income was $53,000 in the third quarter fiscal 2026 as compared to $59,000 in the third quarter fiscal 2025.

We recognized $38,000 and $10,000 in forfeited fees in the third quarter fiscal 2026 and the third quarter fiscal 2025, respectively. During the third quarter fiscal 2026, four franchise locations opened and six franchise locations closed. During the third quarter fiscal 2025, three franchise locations opened and ten franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $512,000 during the third quarter fiscal 2026 as compared to $520,000 during the third quarter fiscal 2025 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 18% to $23,138,000 in the third quarter fiscal 2026 as compared to $19,571,000 in the third quarter fiscal 2025. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $2,257,000 or 9% of sales during the third quarter fiscal 2026 as compared to $3,332,000 or 15% of sales during the third quarter fiscal 2025.

Cost of sales in the Branded Product Program increased by approximately 20% to $21,943,000 in the third quarter fiscal 2026 as compared to $18,336,000 in the third quarter fiscal 2025, primarily due to a 25% increase in the average cost per pound of our hot dogs which was offset, in part, by a 3% decline in the volume of hot dogs sold. A shrinking supply of cattle due to drought conditions and high input costs, combined with strong industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the third quarter fiscal 2026 or the third quarter fiscal 2025. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the third quarter fiscal 2026 was $1,195,000 or 73% of restaurant sales as compared to $1,235,000 or 68% of restaurant sales in the third quarter fiscal 2025. Food and paper costs as a percentage of Company-owned restaurant sales were 27%, up from 26% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 46% up from 42% in the comparable period of the prior year primarily as a result of legislative increases in the New York State minimum wage which became effective January 1, 2025.

Restaurant operating expenses were $907,000 in the third quarter fiscal 2026 as compared to $991,000 in the third quarter fiscal 2025. The decrease is due primarily to lower credit card processing fees of $59,000, and lower occupancy expenses of $16,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 55% in the third quarter fiscal 2026 which was comparable to the third quarter fiscal 2025.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $232,000 in the third quarter fiscal 2026 as compared to $235,000 in the third quarter fiscal 2025.

General and administrative expenses increased by $946,000 or 27% to $4,396,000 in the third quarter fiscal 2026 as compared to $3,450,000 in the third quarter fiscal 2025. The increase in general and administrative expenses was primarily attributable to higher professional fees of $852,000 related to our pending acquisition with Buyer pursuant to the Merger Agreement. Refer to NOTE S – SUBSEQUENT EVENTS in the accompanying condensed consolidated financial statements and “Recent Events – Merger Agreement” above for further information.

Advertising fund expense, after eliminating Company contributions, was $512,000 during the third quarter fiscal 2026 as compared to $520,000 in the third quarter fiscal 2025. The Company projects that the Advertising Fund normal seasonal deficit will not be fully recovered during the remainder of the fiscal 2026 period and has reflected the projected deficit of $121,000 in the fiscal 2026 period results of operations.

Other Items

Interest expense of $707,000 in the third quarter fiscal 2026 represented interest expense of $690,000 on the Secured Overnight Financing Rate (“SOFR”) Term Loan borrowings and amortization of debt issuance costs of $17,000.

Interest expense of $842,000 in the third quarter fiscal 2025 represented interest expense of $825,000 on the SOFR Term Loan borrowings and amortization of debt issuance costs of $17,000.

The reduction in interest expense of $135,000 is due primarily to lower outstanding long-term debt and a lower interest rate associated with our Credit Agreement.

In the third quarter fiscal 2025, the Company made a voluntary prepayment of $8,000,000 on its Term Loan borrowings under the Credit Agreement and recorded a loss on extinguishment of debt of $55,000 related to the write-off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

Interest and dividend income of $206,000 in the third quarter fiscal 2026 represented amounts earned by the Company on its interest bearing money market accounts and money market funds as compared to $183,000 in the third quarter fiscal 2025. The increase is due to a higher level of invested cash earning interest at higher rates in the third quarter fiscal 2026 as compared to the third quarter of fiscal 2025.

Other income, net was $122,000 in the third quarter of fiscal 2026 which primarily relates to sublease income and includes $84,000 of settlement income received in connection with the termination of a lease for certain premises located at 281 Walt Whitman Road, Huntington Station, New York on November 4, 2025. Other income, net was $21,000 in the third quarter of fiscal 2025 which primarily relates to sublease income.

Provision for Income Taxes

The effective income tax rate for the third quarter fiscal 2026 was 35.0% as compared to 26.0% in the third quarter fiscal 2025. The effective income tax rate for the third quarter fiscal 2026 reflected income tax expense of $1,664,000 recorded on $4,748,000 of pre-tax income. The effective income tax rate for the third quarter fiscal 2025 reflected income tax expense of $1,575,000 recorded on $6,059,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m). The effective income tax rate for the third quarter fiscal 2026 included an unfavorable discrete tax adjustment of 5.3% for non-deductible transaction costs.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to our provision for income taxes for the third quarter fiscal 2026.

The amount of unrecognized tax benefits at December 28, 2025 was $491,000 all of which would impact the Company’s effective tax rate, if recognized. As of December 28, 2025, the Company had approximately $438,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $55,000 during the fiscal year ending March 26, 2026 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Results of Operations

Thirty-nine weeks ended December 28, 2025 compared to thirty-nine weeks ended December 29, 2024

Revenues

Total revenues increased by approximately 8% to $126,997,000 for the thirty-nine weeks ended December 28, 2025 (“fiscal 2026 period”) as compared to $117,395,000 for the thirty-nine weeks ended December 29, 2024 (“fiscal 2025 period”).

Foodservice sales from the Branded Product Program increased by approximately 14% to $81,871,000 for the fiscal 2026 period as compared to $71,781,000 for the fiscal 2025 period. During the fiscal 2026 period, the total volume of hot dogs sold in the Branded Product Program increased by approximately 1% as compared to the fiscal 2025 period. Our average selling price, which is partially correlated to the beef markets, increased by approximately 12% as compared to the fiscal 2025 period.

Total Company-owned restaurant sales decreased by approximately 1% to $11,256,000 during the fiscal 2026 period as compared to $11,351,000 during the fiscal 2025 period. Restaurant sales were primarily impacted by a 2% decline in customer traffic offset, in part, by a 1% increase in average check.

License royalties decreased by approximately 2% to $28,993,000 in the fiscal 2026 period as compared to $29,517,000 in the fiscal 2025 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, decreased 2% to $26,315,000 for the fiscal 2026 period as compared to $26,751,000 in the fiscal 2025 period. The decrease is due to a 15% decrease in retail volume which was offset, in part, by a 15% increase in net selling price. The price increases year over year led to a reduction in promotional activities contributing to the decline in volume. The foodservice business earned higher royalties of $72,000 as compared to the fiscal 2025 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products decreased by $88,000 during the fiscal 2026 period as compared to the fiscal 2025 period primarily due to lower royalties earned on sales of pickles and proprietary spices offset, in part, by higher royalties earned on beef sticks.

Franchise fees and royalties were $3,372,000 in the fiscal 2026 period as compared to $3,238,000 in the fiscal 2025 period. Total royalties were $3,045,000 in the fiscal 2026 period as compared to $2,944,000 in the fiscal 2025 period. Royalties earned under the Branded Menu Program were $587,000 in the fiscal 2026 period as compared to $604,000 in the fiscal 2025 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $82,000 in the fiscal 2026 period as compared to $42,000 in the fiscal 2025 period. Traditional franchise royalties were $2,376,000 in the fiscal 2026 period as compared to $2,298,000 in the fiscal 2025 period. Franchise restaurant sales increased to $54,278,000 in the fiscal 2026 period as compared to $52,400,000 in the fiscal 2025 period principally due to higher sales at travel plazas and international venues offset by lower sales at malls and casino locations primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 61 Nathan’s units, excluding sales under the Branded Menu Program) were $41,030,000 in the fiscal 2026 period as compared to $42,009,000 in the fiscal 2025 period.

At December 28, 2025, 225 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 236 franchised locations, including domestic, international and Branded Menu Program franchise units at December 29, 2024. Total franchise fee income was $327,000 in the fiscal 2026 period as compared to $294,000 in the fiscal 2025 period. Domestic franchise fee income was $73,000 in the fiscal 2026 period as compared to $83,000 in the fiscal 2025 period. International franchise fee income was $160,000 in the fiscal 2026 period as compared to $178,000 during the fiscal 2025 period. We recognized $94,000 and $33,000 in forfeited fees in the fiscal 2026 period and fiscal 2025 period, respectively. During the fiscal 2026 period, eighteen franchise locations opened and twenty-three franchise locations closed. During the fiscal 2025 period, twenty-four franchise locations opened and eighteen franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $1,505,000 in the fiscal 2026 period, as compared to $1,508,000 during the fiscal 2025 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 18% to $83,939,000 in the fiscal 2026 period as compared to $70,841,000 in the fiscal 2025 period. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $9,188,000 or 10% of sales during the fiscal 2026 period as compared to $12,291,000 or 15% of sales during the fiscal 2025 period.

Cost of sales in the Branded Product Program increased by 20% to $77,766,000 during the fiscal 2026 period as compared to $64,626,000 during the fiscal 2025 period, primarily due to a 1% increase in the volume of hot dogs sold, as well as a 19% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle due to drought conditions and high input costs, combined with strong industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2026 and 2025 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2026 period was $6,173,000 or 55% of restaurant sales which was comparable to the fiscal 2025 period. Food and paper costs as a percentage of Company-owned restaurant sales were 24%, down from 25% in the comparable period of the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 31% up from 29% primarily as a result of legislative increases in the New York State minimum wage which became effective January 1, 2025.

Restaurant operating expenses were $3,518,000 in the fiscal 2026 period as compared to $3,509,000 in the fiscal 2025 period. The increase is due primarily to higher repairs and maintenance expenses of $39,000, higher utilities expenses of $19,000 and higher delivery fees of $19,000 which were offset, in part, by lower credit card processing fees of $11,000 and lower occupancy expenses of $21,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 31% in the fiscal 2026 period which was comparable to the fiscal 2025 period.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $696,000 in the fiscal 2026 period as compared to $731,000 in the fiscal 2025 period.

General and administrative expenses increased by $1,121,000 or 10% to $11,798,000 in the fiscal 2026 period as compared to $10,677,000 in the fiscal 2025 period. The increase in general and administrative expenses was primarily attributable to higher share-based compensation expense of $147,000 and higher professional fees of $972,000 related to our pending acquisition with Buyer pursuant to the Merger Agreement. Refer to NOTE S – SUBSEQUENT EVENTS in the accompanying condensed consolidated financial statements and “Recent Events – Merger Agreement” for further information.

Advertising fund expense, after eliminating Company contributions, was $1,626,000 in the fiscal 2026 period, as compared to $1,508,000 in the fiscal 2025 period. The Company projects that the Advertising Fund normal seasonal deficit will not be fully recovered during the remainder of the fiscal 2026 period and has reflected the projected deficit of $121,000 in the fiscal 2026 results of operations.

Other Items

Interest expense of $2,204,000 in the fiscal 2026 period represented interest expense of $2,151,000 on the SOFR Term Loan borrowings and amortization of debt issuance costs of $53,000.

Interest expense of $3,343,000 in the fiscal 2025 period represented interest expense of $1,449,000 and $1,755,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively, and amortization of debt issuance costs of $104,000 and $35,000 on the 2025 Notes and the SOFR Term Loan borrowings, respectively.

The reduction in interest expense of $1,139,000 is due primarily to lower outstanding long-term debt and a lower interest rate associated with our Credit Agreement.

During the fiscal 2025 period, the Company refinanced and redeemed its outstanding 2025 Notes. In connection with this transaction, the Company recorded a loss on extinguishment of debt of $334,000 that reflected the write-off of the remainder of previously recorded debt issuance costs. Additionally, the Company made a voluntary prepayment of $8,000,000 of its Term Loan borrowings under the Credit Agreement and recorded an additional loss on debt extinguishment of $55,000 related to the write-off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

Interest and dividend income of $645,000 in the fiscal 2026 period represented amounts earned by the Company on its interest bearing money market accounts and money market fund as compared to $480,000 in the fiscal 2025 period. The increase is due to a higher levels of invested cash earning interest at higher rates in the fiscal 2026 period as compared to the fiscal 2025 period.

Other income, net was $165,000 in the fiscal 2026 period which primarily relates to sublease income and includes $84,000 of settlement income received in connection with the termination of a lease for certain premises located at 281 Walt Whitman Road, Huntington Station, New York on November 4, 2025. Other income, net was $65,000 in the fiscal 2025 period which primarily relates to sublease income.

Provision for Income Taxes

The effective income tax rate for the fiscal 2026 period was 28.4% compared to 26.5% in the fiscal 2025 period. The effective income tax rate for the fiscal 2026 period reflected income tax expense of $6,815,000 recorded on $24,026,000 of pre-tax income. The effective income tax rate for the fiscal 2025 period reflected income tax expense of $7,151,000 recorded on $26,942,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m). The effective income tax rate for the fiscal 2026 period included an unfavorable discrete tax adjustment of 1.0% for non-deductible transaction costs.

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

The amount of unrecognized tax benefits at December 28, 2025 was $491,000 all of which would impact the Company’s effective tax rate, if recognized. As of December 28, 2025, the Company had approximately $438,000 accrued for the payment of interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $55,000 during the fiscal year ending March 29, 2026 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At December 28, 2025 and December 29, 2024, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Sources and uses of cash

Cash and cash equivalents at December 28, 2025 aggregated $24,545,000, a $3,257,000 decrease during the fiscal 2026 period as compared to cash of $27,802,000 at March 30, 2025. Net working capital decreased to $27,849,000 at December 28, 2025 as compared to $28,371,000 at March 30, 2025.

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

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(In thousands)	Thirty-nine weeks ended
	December 28,	December 29,
	2025	2024

Net cash provided by operating activities	$15,692	$18,450
Net cash used in investing activities	(332)	(171)
Net cash used in financing activities	(18,617)	(15,595)
Net (decrease) increase in cash and cash equivalents	$ (3,257)	$2,684

Operating activities

Cash provided by operations of $15,692,000 in the fiscal 2026 period is primarily attributable to net income of $17,211,000 in addition to other non-cash operating items of $1,575,000, offset by changes in other operating assets and liabilities of $3,094,000. Non-cash operating expenses consist principally of depreciation and amortization of $696,000, amortization of debt issuance costs of $53,000, share-based compensation expense of $852,000, and a provision for credit losses of $63,000. In the fiscal 2026 period, accounts and other receivables increased by $3,725,000 due primarily to higher Branded Product Program receivables of $3,576,000, and higher receivables due to the Advertising Fund of $612,000. Prepaid expenses and other current assets decreased by $1,053,000 due principally to a decrease in prepaid income taxes of $493,000, and a decrease in prepaid marketing and other expenses of $545,000. Accounts payable, accrued expenses and other current liabilities decreased by $593,000 due primarily to the recognition of $1,642,000 of deferred revenue, net of new deferrals, and a reduction in accrued payroll and other benefits of $739,000 resulting from the payment of year-end compensation. Offsetting these decreases was an increase in accrued professional fees of $768,000, an increase in accrued rebates of $247,000 and an increase in accrued corporate taxes of $539,000 due to the timing of estimated tax payments.

Investing activities

Cash used in investing activities was $332,000 in the fiscal 2026 period primarily attributable to capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

During fiscal 2026, we made $1,800,000 of mandatory principal repayments on our Term Loan borrowings under the Credit Agreement.

Additionally, the Company paid its first, second and third quarterly cash dividends of $0.50 per share, along with a special cash dividend of $2.50 per share totaling $16,358,000.

The Company also paid $459,000 for withholding taxes on the net share vesting of 10,000 restricted stock units.

Subsequent to the fiscal 2026 period, we paid our next quarterly mandatory principal repayment on our Term Loan borrowings of $600,000 on December 31, 2025.

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

The Company borrowed $60,000,000 in Term Loan borrowings on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of December 28, 2025, there were no outstanding borrowings under the Revolving Loan. See NOTE P – LONG TERM DEBT in the accompanying condensed consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of December 28, 2025, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At December 28, 2025, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2026 period and the fiscal 2025 period. We may return capital to our stockholders through stock repurchases, subject to any restrictions in our Credit Agreement, although there is no assurance that the Company will make any repurchases under its existing stock repurchase plan.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at December 28, 2025 aggregating $24,545,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid its first, second and third quarterly cash dividends of $0.50 per share on July 1, 2025, September 5, 2025, and December 5, 2025, as well as a special cash dividend of $2.50 per share on December 5, 2025 aggregating $16,358,000.

Effective February 5, 2026, as permitted under the Merger Agreement, the Company declared its fourth quarter dividend of $0.50 per common share to stockholders of record as of the close of business on February 17, 2026, which is payable on February 27, 2026.

If the Company pays regular quarterly cash dividends for the remainder of fiscal 2026 at the same rate as declared in the first, second and third quarter of fiscal 2026, the Company’s total cash requirement for dividends for all of fiscal 2026, inclusive of the special cash dividend of $2.50 per share, would be approximately $18,405,000 based on the number of shares of common stock outstanding at February 2, 2026. The Company intends to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any. Additionally, pursuant to the Merger Agreement, the Company is permitted to declare and pay two quarterly cash dividends each in the amount of $0.50 per share of the Company’s common stock during the period pending the closing of the proposed transaction with Smithfield Foods, Inc.

Our ability to pay future dividends is limited by the terms of our Credit Agreement. In addition, the payment of any cash dividends in the future are subject to final determination of the Board and will be dependent upon our earnings and financial requirements and the terms of our Credit Agreement.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the principal and interest obligations under the Credit Agreement, fund our dividend program and may continue our stock repurchase programs, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. While our Credit Agreement bears interest at a fluctuating interest rate based on the SOFR plus a spread adjustment, if the Company makes cash interest payments on the Term Loan borrowings at the interest rate effective at February 5, 2026, then for the remainder of the fiscal year ended March 29, 2026, we expect to make cash interest payments of approximately $650,000 on the Term Loan borrowings.

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

Contractual Obligations

At December 28, 2025, our contractual obligations primarily consist of the Term Loan borrowings under our Credit Agreement and the mandatory debt principal repayments and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See NOTE P – LONG TERM DEBT and NOTE Q – LEASES in the accompanying condensed consolidated financial statements included in Part I, Item 1. for additional information and as disclosed in our Form 10-K for the fiscal year ended March 30, 2025 as filed with the SEC on June 10, 2025.

Inflationary Pressures

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2026 period, and this trend may continue through the remainder of fiscal year 2026.

Our average cost of hot dogs during the fiscal 2026 period was approximately 19% higher than during the fiscal 2025 period. Our average cost of hot dogs during the fiscal year ended March 30, 2025 was approximately 7% higher than during the fiscal year ended March 31, 2024. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2026. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

We have experienced competitive pressure on labor rates as a result of the increase in the minimum hourly wage for fast food workers where our Company-owned restaurants are located. On January 1, 2026, the minimum wage increased from $16.50 to $17.00 in New York City, Long Island and Westchester. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. There has also been an increased demand for labor at all levels which has resulted in greater challenges retaining adequate staffing levels at our Company-owned restaurants; our franchised restaurants and Branded Menu Program locations; as well as for certain vendors in our supply chain that we depend on for our commodities. We remain in contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Risk Factors”, “Forward-Looking Statements” and “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 30, 2025.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market accounts, money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of December 28, 2025, Nathan’s cash and cash equivalents balance aggregated $24,545,000. Earnings on this cash would increase or decrease by approximately $61,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into the Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Borrowings under our Credit Agreement bear interest at a fluctuating interest rate based on SOFR or a base rate plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in the interest rate on our $49,000,000 of outstanding unsecured Term Loan borrowings at December 28, 2025 would lead to an increase of approximately $490,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We are exposed to market price fluctuations in commodities, most notably beef and beef trimmings. Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during the fiscal 2026 period, most notably within our Branded Product Program segment. This trend may continue for the remainder of fiscal 2026. Our average cost of hot dogs during the fiscal 2026 period was approximately 19% higher than during the fiscal 2025 period.

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

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our Branded Product Program customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our Branded Product Program customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended December 28, 2025 would have increased or decreased our cost of sales by approximately $7,869,000.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any significant changes with respect to the risks described in our 2025 Annual Report on Form 10-K, other than the items notes below.

Risks Related to the Merger

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

There are material uncertainties and risks associated with the proposed Merger, including the timing of the consummation of the Merger, which may adversely affect our business and ongoing operations, financial condition and results of operations, employees, customers, stockholders, other parties and business prospects and a failure to complete the Merger on the terms reflected in the Merger Agreement or at all could have a material and adverse effect on our business, financial condition, results of operations, cash flows, and stock price.

Failure to complete the Merger could negatively impact the price of our common stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including stockholder approval and regulatory approval. We cannot assure you that all of the conditions to the Merger will be satisfied or waived on a timely basis. If the conditions to the Merger are not satisfied or waived on a timely basis, we may be unable to complete the Merger as quickly as expected or at all.

If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management’s attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could have an adverse effect on our business; (iv) we may experience negative reactions from employees; (v) we will have expended time and resources that could otherwise have been spent on our business; and (vi) we may be required, in certain circumstances, to pay a termination fee of $10,581,814, as provided in the Merger Agreement. In addition, any significant delay in consummating the Merger could have an adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.

If the Merger is not completed, neither we nor the holders of our common stock will realize these benefits of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.

Our ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

The Merger Agreement contains certain closing conditions, including, among others, the approval by the affirmative vote of the holders of a majority of our outstanding capital stock entitled to vote on the Merger to adopt and approve the Merger Agreement and the absence of any injunction or similar order issued by any government entity with jurisdiction over any party to the Merger Agreement or law that has the effect of prohibiting the consummation of the Merger or that makes consummation of the Merger illegal. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. We cannot assure you that the various closing conditions will be satisfied or will not result in the abandonment or delay of the Merger.

In addition, before the Merger may be completed, regulatory approval under the HSR Act must be obtained and that the parties have obtained CFIUS Clearance for the Merger (the “Regulatory Approval”). Such conditions and the process of obtaining Regulatory Approval could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the completion of the Merger, and the conditions may result in the failure of a closing condition under the Merger Agreement. The Regulatory Approval may not be received at all or may not be received in a timely fashion.

Expenses related to the pending Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to Buyer a termination fee of $10,581,814 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement requires us to operate in the ordinary course of business and restricts us, without the consent of Buyer, from taking certain specified actions agreed by the parties to be outside the ordinary course of business until the pending Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement. In addition, matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could divert their time and attention.

Litigation could result in substantial costs and may delay or prevent the Merger from being completed.

While no lawsuits are currently pending in connection with the Merger, we (along with our directors and officers) may be named in lawsuits to enjoin us from proceeding with or consummating the Merger, or seeking to have the Merger rescinded after its consummation. Defending against such claims, even those without merit, could result in substantial costs and divert management’s time and resources, which may negatively impact our financial condition and adversely affect our business and results of operations. The ultimate resolution of any such lawsuit cannot be predicted, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Merger.

Additionally, one of the conditions to the closing of the Merger is the absence of any injunction or similar order issued by government entity with jurisdiction over any party to the Merger Agreement or law that has the effect of prohibiting the consummation of the Merger or that makes consummation of the Merger illegal. Accordingly, if any lawsuit is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay its becoming effective within the expected time frame.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective February 5, 2026, the Board declared its quarterly cash dividend of $0.50 per share which is payable on February 27, 2026 to shareholders of record as of the close of business on February 17, 2026.

During the quarter ended December 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended December 28, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

Date: February 5, 2026	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2026	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President - Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)