Form 10-K
period 2026-03-29
NATHANS FAMOUS, INC.
filed 2026-06-09
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 26, 2025- was approximately $310,117,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of June 5, 2026, there were outstanding 4,094,405 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE– The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the conclusion of Nathan Famous, Inc.’s fiscal year ended March 29, 2026.

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

Item 1.         Business.

As used herein, unless we otherwise specify, the terms “we,” “us,” “our,” “Nathan’s,” “Nathan’s Famous” and the “Company” mean Nathan’s Famous, Inc. and its subsidiaries. References to a year are to our fiscal year, unless the context requires otherwise. Our 2026 year commenced on March 31, 2025 and ended on March 29, 2026; and our 2025 year commenced on April 1, 2024 and ended on March 30, 2025.

We are a leading branded licensor, wholesaler and retailer of products marketed under our Nathan’s Famous brand, including our popular Nathan’s World Famous Beef Hot Dogs. What began as a nickel hot dog stand on Coney Island in 1916 has evolved into a highly recognized brand throughout the United States and the world. Our innovative business model seeks to maximize the points of distribution for and the consumption of Nathan’s World Famous Beef Hot Dogs, crinkle-cut French fries and our other products across a wide-range of grocery retail and foodservice formats. Our products are currently marketed for sale in thousands of locations, including supermarkets, mass merchandisers and club stores, selected foodservice locations and our Company-owned and franchised restaurants throughout the United States and in twenty foreign countries. The Company considers itself to be in the foodservice industry and has pursued co-branding initiatives within other foodservice environments. Our major channels of distribution are as follows:

●

Our licensing program contracts with certain third parties to manufacture, distribute, market and sell a broad variety of Nathan’s Famous branded products including our hot dogs, frozen crinkle-cut French fries and additional products through supermarkets, grocery channels and club stores throughout the United States. As of March 29, 2026, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Costco and BJ’s Wholesale Club located in all 50 states. We earn revenue through royalties on products sold by our licensees.

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

Merger with Smithfield Foods, Inc.

On January 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc., a Virginia corporation (“Buyer” or “Smithfield Foods”) and Boardwalk Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Buyer (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and in accordance with the General Corporation Law of the State of Delaware, Merger Sub shall merge with and into the Company (the “Merger,” and the effective time of the Merger, the “Effective Time”). As a result of the Merger, at the Effective Time, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (the “Surviving Corporation”) and the Surviving Corporation shall become a wholly owned subsidiary of Buyer. After the Merger, the Company shall cease to be publicly traded. Completion of the transaction remains contingent upon meeting several conditions specified in the Merger Agreement. These include securing approval from the holders of a majority of Nathan’s outstanding stock, obtaining clearance from the Committee on Foreign Investment in the United States (CFIUS), and fulfilling other closing requirements. However, given the impact of the partial government shutdown on statutory deadlines for CFIUS’s review process, our anticipated closing timeline has shifted, and we now expect the transaction to close in the second half of 2026. See NOTE N – MERGER to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

High Margin Licensing Revenue Streams

We earn stable and high-margin revenue through multiple licensing programs. Through licensing programs with such companies as Smithfield Foods, and Lamb Weston, Inc., over fifteen Nathan’s Famous branded SKUs are sold through grocery retail channels. All of our licensing agreements combined produced $37,417,000 and $37,418,000 of high margin revenue for fiscal 2026 and 2025, respectively.

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

Retail licensing – We expect that our retail licensing program may continue to grow, centered around our licensing program with Smithfield Foods. Smithfield Foods brings superior sales and marketing resources to our brand through its national scale, broad distribution platform, strong retail relationships and research and development infrastructure capable of developing and introducing new products. As a result of our partnership with Smithfield Foods, we expect Nathan’s Famous products to continue penetrating the grocery, mass merchandising and club channels by expanding points of distribution in targeted, underpenetrated regions and through the development of new products. We believe Smithfield Foods expects to continue to leverage this relationship with continued full-scale marketing efforts, both inside and outside of stores, highlighted by exciting customer events and brand representation and support of our Nathan’s Famous International Hot Dog Eating Contests.

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

Franchising – We expect to continue to market our franchise program and Branded Menu Program to large, experienced and successful operators with the financial and business capability to develop multiple franchise locations, as well as to individual-owner operators with evidence of restaurant management experience, net worth and sufficient capital. We may continue developing master franchise programs in foreign countries.

Company-owned restaurants – We may selectively consider opening new Company-owned restaurants on an opportunistic basis. We may also consider new opportunities in both traditional and captive market settings.

Improve Company-owned restaurant profitability – In fiscal 2026, our Company-owned restaurants were impacted by commodity and labor inflation. Additionally, on January 1, 2026, the minimum hourly wage in New York City, Long Island and Westchester increased from $16.50 to $17.00 impacting all of our Company-owned restaurants. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. We continue to focus on managing our expenses in the operation of our Company-owned restaurants, with a particular emphasis on cost of goods sold, including food costs, paper costs and labor costs while not sacrificing on overall quality and service that our customers expect. We continue to implement menu innovation along with pricing strategies to help mitigate inflationary pressures on our operations.

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

Product development – The Company continues to research and to develop new menu items to keep our offerings relevant, as well as introduce fresh takes on classic favorites. The Company believes new products can increase revenue by expanding our customer base and continuing to build brand awareness.

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

Fiscal Year

Our fiscal year ends on the last Sunday in March, which will result in a 52 or 53 week year. The fiscal years ended March 29, 2026 and March 30, 2025 were on the basis of a 52 week reporting period.

Restaurant Operations

Company-owned restaurants

As of March 29, 2026, we operated four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area. Our seasonal location on the Coney Island Boardwalk was open from March 28, 2025 to November 2, 2025. It reopened for the summer season on March 28, 2026.

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

Our Company-owned restaurants contributed $12,508,000 and $12,714,000 in revenue for fiscal 2026 and fiscal 2025, respectively. The average check at our Company-owned restaurants during the fiscal 2026 period increased by approximately 1.3% over the fiscal 2025 period.

Our Coney Island flagship location has been open for over 100 years and is the home of the annual Nathan’s International Hot Dog Eating Contest, which has been broadcast on ESPN each 4th of July since 2004. In fiscal 2026, the live ESPN broadcast averaged 1.6 million viewers, an increase from the prior year and the second largest audience we have had in our 20+ years of partnering with ESPN.

We continue to focus on targeted digital and social media initiatives, as well as email campaigns and point of purchase materials to enhance the customer experience; to increase customer traffic; and to promote off-premise capabilities. We believe that these initiatives play an important role in creating a more seamless and more efficient customer experience and meeting consumer expectations for speed and convenience.

Franchise Operations

At March 29, 2026, our franchise system, including our Branded Menu Program, consisted of 221 locations operating in 19 states and 11 foreign countries. It also included 476 virtual kitchens located in 41 states and 3 foreign countries. Our franchise operations contributed $4,317,000 and $4,148,000 in revenue for fiscal 2026 and fiscal 2025, respectively.

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

During the fiscal 2026 period, no single franchisee accounted for over 10% of our consolidated revenue. At March 29, 2026, Applegreen USA Welcome Centers, LLC operated eight franchised locations within highway travel plazas and HMS Host operated three franchised locations, including two units at airports, and one unit within a mall. Additionally, 37 mobile carts were registered to operate in New York, NY. Six Bruster’s Real Ice Cream shops were selling Nathan’s products under our Branded Menu Program.

During the fiscal 2026 period, 23 franchised locations opened, including 2 Branded Menu Program locations. Additionally, 32 franchised locations closed, including 13 Branded Menu Program locations.

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

Nathan’s restaurants supplement their core menu items with a variety of other quality menu choices including our fresh angus hamburgers and our hand-battered chicken. We have historically used the Arthur Treacher’s Fish & Chips brand, products and trademarks as a branded seafood menu-line extension for inclusion in certain Nathan’s Famous restaurants. Additionally, Nathan’s restaurants sell a variety of promotional items on a limited time basis.

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

Arthur Treacher’s Fish & Chips

Arthur Treacher’s Fish & Chips, Inc. was originally founded in 1969. Arthur Treacher’s main product is its “Original Fish-n-Chips,” consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown, and served with English-style chips and corn meal “hush puppies.”

As of March 29, 2026, Arthur Treacher’s, as a co-brand, was included within 28 Nathan’s Famous restaurants. Additionally, there are five Arthur Treacher’s BMP locations.

International Development

As of March 29, 2026, Nathan’s Famous franchisees operated 65 locations in 11 foreign countries.

Through separate licensed manufacturing agreements, Nathan’s World Famous Beef Hot Dogs are currently manufactured in Brazil, Germany, Egypt and the United Arab Emirates.

We continue to pursue international expansion opportunities. During fiscal 2026, we opened three franchised locations in Brazil.

Subject to the terms of the Merger Agreement, we may seek to continue granting exclusive territorial rights for franchising and for the manufacturing and distribution rights in foreign countries, and we expect to require that an exclusivity fee be conveyed for these rights. Subject to the terms of the Merger Agreement, we plan to develop the restaurant franchising system internationally through the use of master franchising agreements based upon individual or combined use of our existing restaurant concepts and for the distribution of Nathan’s products.

The following table is a summary of our international operations for the fiscal years ended March 29, 2026 and March 30, 2025: See Item 1A-“Risk Factors.”

	March 29,	March 30,
	2026	2025
Total revenue	$3,443,000	$3,864,000
Gross profit (a)	$1,009,000	$1,136,000

(a) Gross profit represents the difference between revenue and cost of sales.

Location Summary

The following table shows the number of our Company-owned and franchised restaurants in operation at March 29, 2026 and their geographical distribution:

Domestic Locations	Company	Franchise (1)	Total (1)
Arizona	-	1	1
Connecticut	-	6	6
Florida	-	20	20
Georgia	-	2	2
Indiana	-	1	1
Kentucky	-	1	1
Maine	-	1	1
Maryland	-	1	1
Massachusetts	-	2	2
Nevada	-	7	7
New Hampshire	-	2	2
New Jersey	-	18	18
New York	4	77	81
North Carolina	-	4	4
Ohio	-	1	1
Pennsylvania	-	6	6
Rhode Island	-	3	3
South Carolina	-	2	2
Virginia	-	1	1
Domestic Subtotal	4	156	160

International Locations	Company	Franchise (1)	Total (1)
Brazil	-	10	10
Dominican Republic	-	6	6
Egypt	-	3	3
France	-	8	8
Kazakhstan	-	1	1
Mexico	-	2	2
Panama	-	2	2
Philippines	-	3	3
Spain	-	1	1
Ukraine	-	27	27
United Arab Emirates	-	2	2
International Subtotal	-	65	65
Grand Total	4	221	225

(1)	Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.

Branded Product Program

Our Branded Product Program contributed $105,768,000 and $91,828,000 in revenue in fiscal 2026 and fiscal 2025, respectively. The total volume of hot dogs sold in the Branded Product Program achieved its highest levels in fiscal 2026 topping the previous volume records established in fiscal 2025.

In fiscal 2026, we continued to experience inflationary pressures on commodity prices, including beef and beef trimmings. Our average cost of hot dogs during fiscal 2026 was approximately 19% higher than during fiscal 2025. Our average cost of hot dogs during fiscal 2025 was approximately 7% higher than fiscal 2024. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2027.

As of March 29, 2026, the Branded Product Program distributed product in all 50 states, the District of Columbia, Puerto Rico, Canada, the U.S. Virgin Islands, Guam and Mexico. Pursuant to the Branded Product Program, Nathan’s World Famous Beef Hot Dogs are being offered in national restaurant chains such as Auntie Anne’s, Johnny Rockets, Cheesecake Factory, Beef ‘O’ Brady’s and Lazy Dog; national movie theater chains such as Regal Entertainment and National Amusements; amusement parks such as Universal Studios, Disneyland California and Herschend Family Entertainment; casino hotels such as Foxwoods Casino in Connecticut; convenience store chains such as RaceTrac; and golf courses and country clubs. The Branded Product Program also distributes product in professional sports arenas with Nathan’s World Famous Beef Hot Dogs being served in stadiums and arenas that host the New York Yankees, New York Mets, Tampa Bay Rays, Brooklyn Nets, Milwaukee Bucks and Dallas Cowboys.

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

Licensing Program

Pursuant to an agreement expiring in March 2032, Smithfield Foods, has been granted, among other things, (i) the exclusive right and obligation to manufacture, distribute, market and sell “Nathan’s Famous” branded hot dogs, and sausages in refrigerated consumer packages to be resold through retail channels (e.g., supermarkets, groceries, mass merchandisers and club stores) within the United States, (ii) a right of first offer to license any other “Nathan’s Famous” branded refrigerated meat products in consumer packages to be resold through retail channels within the United States, on terms to be negotiated in good faith, (iii) the right and obligation to manufacture “Nathan’s Famous” branded hot dog and sausage products in bulk for use in the food service industry within the United States, and (iv) the non-exclusive right and obligation to supply “Nathan’s Famous” natural casing and skinless hot dogs in bulk for use in the “Nathan’s Famous” restaurant system within the United States. The agreement provides for royalties on packaged products sold to supermarkets, club stores and grocery stores, payable on a monthly basis to the Company equal to 10.8% of net sales, subject to minimum annual guaranteed royalties. Pursuant to this agreement, Nathan’s earned royalties of approximately $31,893,000 in fiscal 2026 and $31,869,000 in fiscal 2025 representing approximately 20% and 22% of total revenues, respectively. We believe our future operating results will continue to be substantially impacted by the terms and conditions of the agreement with Smithfield Foods, but there can be no assurance thereof (See Item 1A - “Risk Factors”). Smithfield Foods has also licensed from us the right to manufacture and sell branded hot dogs and sausages to select foodservice accounts.  Pursuant to this arrangement, we earned royalties of $1,696,000 and $1,720,000 during the fiscal 2026 and 2025 periods, respectively.  The majority of these royalties were earned from one company. As of March 29, 2026, packaged Nathan’s World Famous Beef Hot Dogs continued to be sold in supermarkets, mass merchandisers and club stores including Walmart, Kroger, Ahold, Publix, Albertsons, Safeway, ShopRite, Target, Costco and BJ’s Wholesale Club located in all 50 states. We believe that the overall exposure of the brand and opportunity for consumers to enjoy the Nathan’s World Famous Beef Hot Dog in their homes helps promote “Nathan’s Famous” restaurant patronage. Royalties earned under the retail agreement, including the foodservice program, were approximately 90% of our fiscal 2026 period license revenues.

We license the manufacture of the proprietary spices which are used to produce Nathan’s World Famous Beef Hot Dogs to Solina. During fiscal 2026 and 2025, we earned royalties of $1,561,000 and $1,559,000, respectively, from this license. Through this agreement, we control the manufacture of all “Nathan’s Famous” branded hot dogs.

During fiscal 2026, our licensee, Lamb Weston, Inc., continued to produce and distribute Nathan’s Famous frozen crinkle-cut French fries and onion rings. These products were distributed within 41 states during fiscal 2026. During fiscal 2026 and 2025, we earned royalties of $1,598,000 and $1,649,000, respectively, under this agreement. Lamb Weston, Inc. exercised its fourth option to extend the license agreement through July 2028, pursuant to which the minimum royalties will increase 5% annually.

During fiscal 2026, our licensee, Bran-Zan Holdings, LLC continued to produce and distribute miniature bagel dogs, franks-in-a-blanket, mozzarella sticks, corn dog nuggets, other hors d’oeuvres and bottled mustard through club stores, supermarkets, and other retail food stores. During fiscal 2026 and 2025 we earned royalties of $339,000 and $350,000, respectively, under this agreement.

During fiscal 2026, our licensee, Hermann Pickle Packers, Inc. continued to produce and distribute Nathan’s Famous pickles. During fiscal 2026 and 2025, we earned royalties of $255,000 and $271,000, respectively, under this agreement.

During fiscal 2026, our licensee, Lake Street Provisions, Inc. began to sell Nathan’s Famous meat sticks and meat jerky snacks. The products made their debut at the Company’s International Hot Dog Eating Contest held on July 4, 2025. During fiscal 2026, we earned royalties of $75,000 under this agreement.

Provisions and Supplies

Nathan’s World Famous Beef Hot Dogs are primarily manufactured by Smithfield Foods for sale at retail, for our Branded Product Program and for our restaurant system. Smithfield Foods and another hot dog manufacturer supply the hot dogs for our Company-owned and franchised restaurants. All hot dogs are manufactured in accordance with Nathan’s recipes, quality standards and proprietary spice formulations. Nathan’s believes that it has reliable sources of supply; however, in the event of any significant disruption in supply, management believes that alternative sources of supply are available. (See Item 1A- “Risk Factors”). Solina produces Nathan’s proprietary spice formulations. In the past, we engaged Newly Weds Foods, Inc. as an alternative source of supply. Our frozen crinkle-cut French fries have been produced primarily by Lamb Weston, Inc.

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

We currently utilize a cooperative distribution system pursuant to an agreement with National Distribution Alliance, a UniPro Solutions Company, which is comprised of institutional food and non-food distributors organized to procure, distribute, and market food service and non-food merchandise for the distribution needs of our domestic restaurant system. The initial term of the agreement was for five years through November 15, 2022. The agreement was subsequently amended and extended through June 30, 2027. We believe this arrangement allows for more flexibility in expanding into new markets throughout the United States, as well as proves to be cost efficient for our current franchisees. The strategic distribution partners under this agreement include: DiCarlo Distributors, Inc., Tapia Brothers Company, Cheney Brothers and Feesers, Inc. Our branded products are delivered to our ultimate customers throughout the country by numerous distributors, including US Foodservice, Inc., SYSCO Corporation, Performance Food Group Company, McLane Company, Inc. and DOT Foods.

Marketing, Promotion and Advertising

Nathan’s believes that an integral part of its brand marketing strategy is to continue to build brand awareness through its complimentary points of distribution strategy of selling its signature products through Company-owned and franchised restaurants (including virtual kitchens), the Branded Product Program, the Branded Menu Program, and through retail grocery channels including supermarkets, mass merchandisers and club stores. We believe that as we continue to build brand awareness and expand our reputation for quality and value, we will continue to seek to grow existing markets and expand into new markets. The Nathan’s Famous brand continues to enjoy tremendous exposure and awareness from our Nathan’s Famous International Hot Dog Eating Contests. In 2025, we held regional contests in Hershey Park, Pennsylvania; Lake Compounce, Connecticut; Cleveland, Ohio; Shawnee, Kansas; Pleasanton, California; and Washington, D.C. In 2026, we expect to hold regional contests in Hershey Park, Pennsylvania and Lake Compounce, Connecticut. These regional contests culminate on July 4th as the regional and world-ranked champions meet at our flagship restaurant in Coney Island for the international championship.

Nathan’s Famous continues to look to sports sponsorships as a strategic marketing opportunity to further brand recognition. In addition to the branded signage opportunity, Nathan’s sells its Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries. In many venues, Nathan’s World Famous Beef Hot Dogs and crinkle-cut French fries are sold at Nathan’s concession stands and as menu items that are served in suites and throughout premium seating areas. Our current professional sports sponsorships include:

●	Baseball: Yankee Stadium – New York Yankees; Citi Field – New York Mets; and Tropicana Field – Tampa Bay Rays

●	Basketball: The Barclays Center – Brooklyn Nets; and Fiserv Forum – Milwaukee Bucks

●	Football: AT&T Stadium – Dallas Cowboys

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

We maintain an advertising fund for local, regional and national advertising under the Nathan’s Famous Systems, Inc. Franchise Agreement. Nathan’s Famous franchisees are generally required to spend on local marketing activities or contribute to the advertising fund up to 2.5% of restaurant sales for advertising and promotion. Franchisee contributions to the advertising fund for national marketing support are generally based upon the type of restaurant and its location. The difference, if any, between 2.5% and the contribution to the advertising fund are to be expended on local programs approved by us as to form, content and method of dissemination. Certain franchisees, including those operating pursuant to our Branded Menu Program were not obligated to contribute to the advertising fund during fiscal 2026. Some vendors that supply products to the Company and our restaurant system also contribute to the advertising fund based upon purchases made by our franchisees and our Company-owned restaurants.

In fiscal 2026, Nathan’s marketing efforts were largely focused on the annual July 4th International Hot Dog Eating Contest and its sports sponsorships, as well as digital and social media to promote the brand, to drive awareness of menu offerings, and to generate traffic. This past year there was a continued emphasis on point of purchase materials and updating menu boards to showcase new and existing menu items.

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

During fiscal 2026, Nathan’s marketing efforts for the Branded Product Program concentrated primarily on participation in national industry trade shows, as well as regional and local distributor trade events. We have also advertised our products in distributor and trade periodicals. New arrangements with Branded Product Program points of sale are achieved through the combined efforts of Company personnel and a network of foodservice brokers and distributors who are also responsible for direct sales to national, regional and “street” accounts.

During fiscal 2027, we may seek to further expand our internal marketing resources along with our network of foodservice brokers and distributors. We may attempt to emphasize specific venues as we expand our broker network, focus management and broker responsibilities on a regional basis and expand the use of sales incentive programs. We continue to expand our use of Facebook, Instagram and X (formerly known as Twitter).

Human Capital

As of March 29, 2026, the Company employed 129 people, 29 of whom were corporate management and administrative employees, 20 of whom were restaurant managers and 80 of whom were hourly full-time and part-time foodservice employees.

As of March 29, 2026, approximately 43% of our employees were female and approximately 65% of our employee population were comprised of racial and ethnic minorities.

We generally employ approximately 240-250 seasonal employees during the spring and summer months. Food service employees at two Company-owned restaurants are currently represented by Local 1102 RWSDU UFCW AFL-CIO, CLC, Retail, Wholesale and Department Store Union, under an agreement that expires on June 30, 2026. The Company expects to negotiate and enter into a new agreement and has historically maintained a productive relationship with its union. Employees at a third Company-owned restaurant are represented by the same union pursuant to a different agreement that expires on November 30, 2028.

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

Laws that regulate one or another aspect of the franchisor-franchisee relationship presently exist in 24 states as well as Puerto Rico and the U.S. Virgin Islands. These laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee, and regulating discrimination among franchisees. Although these laws may also restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default, and repurchase of inventory or other compensation, these provisions have not had a significant effect on our operations. Our international franchise operations are subject to franchise-related and other laws in the jurisdictions in which our franchisees operate. These laws in the United States and overseas have not precluded us from enforcing the terms of our franchise agreements, and we do not believe that these laws are likely to significantly affect our operations. We do not believe that current geopolitical events (including the Russia-Ukraine conflict, the United States and Iran conflict, and other hostilities in the Middle East) have had or will have a serious impact on our operations.

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

Segment Reporting

We aggregate our reportable segments for purposes of discussion in this report into three main segments: (1) Branded Product Program, (2) Product licensing, and (3) Restaurant operations. Refer to NOTE I – SEGMENT INFORMATION to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Risks Related to the Merger with Smithfield Foods

The announcement and pendency of the proposed Merger with Smithfield Foods may adversely affect our business, financial condition and results of operations.

There are material uncertainties and risks associated with the proposed Merger, including the timing of the consummation of the Merger, which may adversely affect our business and ongoing operations, financial condition and results of operations, employees, customers, stockholders, other parties and business prospects and a failure to complete the Merger on the terms reflected in the Merger Agreement or at all could have a material and adverse effect on our business, financial condition, results of operations, cash flows, and stock price. Refer to NOTE A – DESCRIPTION AND ORGANIZATION OF THE BUSINESS to our Consolidated Financial Statements in Item 1 of Part I of this Report, for further information.

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

In addition, before the Merger may be completed, regulatory approval under the HSR Act must be obtained and the parties must also have obtained CFIUS Clearance for the Merger (the “Regulatory Approval”). The Company made the filing required under the HSR Act on January 23, 2026 and the applicable waiting period expired on February 23, 2026. Such conditions and the process of obtaining Regulatory Approval could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the completion of the Merger, and the conditions may result in the failure of a closing condition under the Merger Agreement. The Regulatory Approval may not be received at all or may not be received in a timely fashion.

Expenses related to the pending Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. We must pay substantially all of these costs and expenses whether or not the Merger is completed. If the Merger is not consummated, we may under certain circumstances be required to pay to Buyer a termination fee of $10,581,814. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee.

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

Risks Related to Our Business and Operations

Our results of operations could be adversely affected by pandemics, disease epidemics, or other public health concerns.

The actual or perceived effects of a recurrence of coronavirus (“COVID-19”) or the emergence of other pandemics, disease epidemics or other public health concerns could negatively impact customer traffic at our Company-owned and franchised restaurants, as well as sales to our Branded Product Program customers and royalties earned from our licensing activities.

The Company cannot predict if new variants of COVID-19 will be discovered, other pandemics, disease epidemics or other public health concerns may arise, what restrictions may be enacted by local, state and the federal government, to what extent it can maintain off-premises sales volumes, whether it can maintain sufficient staffing levels at our Company-owned restaurants, or if individuals will be comfortable congregating in our dining rooms or public venues such as professional sports arenas, amusement parks, shopping malls or movie theaters, and what long-lasting effects COVID-19 or other pandemics, disease epidemics or other public health concerns may have on the Company as a whole.

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

Food and paper products represent approximately 25% to 30% of our cost of restaurant sales. We purchase large quantities of beef and beef trimmings and our beef costs represent approximately 80% to 90% of our cost of sales. The market for beef is particularly volatile and is subject to significant price fluctuations due to shrinking cattle herds due, in part, to a multi-year drought and high input costs, as well as seasonal shifts, environmental regulations, strong consumer demand, inflationary pressures, the potential impacts of tariffs and other macroeconomic factors beyond our control.

Although we are unable to predict these inflationary pressures, we may continue to experience increases in the cost of food, commodity and paper products which, in turn, may adversely affect our business, results of operations and financial condition.

We cannot assure that our Company-owned restaurants or our franchised restaurants will be able to purchase its food, commodity or paper products at reasonable prices, or that the cost of such food, commodity or paper products will remain stable in the future.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2027. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. If the price of beef, beef trimmings or other food products that we use in our operations significantly increases or remains elevated for a sustained period of time, particularly in the Branded Product Program, and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins will decrease and such decrease in operating margins could have a material adverse effect on our business, results of operations or financial condition. We attempt to offset cost increases resulting from inflation by increasing prices and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. However, if we are unable to continue to execute or to renew these sales agreements, our operating margins could be negatively affected and could have a material adverse effect on our business, results of operations or financial condition.

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

Our licensing revenue and overall profitability is substantially dependent on our agreement with Smithfield Foods and the loss or a significant reduction of this revenue would have a material adverse effect on our financial condition and results of operations.

We earned license royalties from Smithfield Foods of approximately $33,589,000 in fiscal 2026 representing 21% of total revenues. As a result of our agreement with Smithfield Foods which expires in 2032, we expect that most of our license royalties will be earned from Smithfield Foods for the foreseeable future. Accordingly, in the event that (i) Smithfield Foods experiences financial or operational difficulties, (ii) there is a disruption or termination of the Smithfield Foods agreement or (iii) there is a significant decrease in our license royalties from Smithfield Foods, it would have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we will be able to renew the license agreement with Smithfield Foods.

A significant amount of our Branded Product Program revenue is from a small number of accounts. The loss of any one or more of those accounts could harm our profitability and operating results.

A small number of our Branded Product Program customers account for a significant portion of our Branded Product Program revenues. Sales to our five largest Branded Product Program customers were approximately 80% of our Branded Product Program revenues in fiscal 2026. In the event that any one of these Branded Product Program customers experience financial difficulties or, upon the expiration of their existing agreements, if applicable, are not willing to do business with us in the future on terms acceptable to the Company, there could be a material adverse effect on our business, results of operations and financial condition.

Smithfield Foods currently has two manufacturing facilities producing different Nathan’s products and a long-term significant interruption of a primary facility could potentially disrupt our operations.

Smithfield Foods currently has two manufacturing facilities producing different Nathan’s products. A temporary closure at either of these plants could potentially cause a short-term disruption to the production or distribution of certain products to customers. A longer-term significant interruption at either of these production facilities, whether as a result of a natural disaster or other causes, could significantly impair our ability to operate our business on a day-to-day basis while Smithfield Foods determines how to make up for any lost production capabilities, during which time we may not be able to secure sufficient alternative sources of supply on acceptable terms, if at all. In addition, a long-term disruption in supply to our customers could cause our customers to determine not to purchase some or all of their hot dogs from us in the future, which in turn would adversely affect our business, results of operations and financial condition. Furthermore, a supply disruption or other events might affect our brand in the eyes of consumers and the retail trade, which damage might negatively impact our overall business in general, which could result in a material adverse effect on our business, results of operations or financial condition.

The loss of one or more of our key suppliers could lead to supply disruptions, increased costs and lower operating results.

We have historically relied on one supplier for the majority of our hot dogs and another supplier for a majority of our supply of frozen crinkle-cut French fries for our restaurant system. An interruption in the supply of product from either of these suppliers without our obtaining an alternative source of supply on comparable terms and equivalent quality could lead to supply disruptions, increased costs and lower operating results. We have an agreement with a secondary hot dog manufacturer that continues to also supply natural casing hot dogs for our restaurant business.

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

A significant portion of our earnings has come from royalties paid by our product licensees, such as Smithfield Foods, Solina, and Lamb Weston, Inc. Although our agreements with these licensees contain numerous controls and safeguards, and we monitor the operations of our product licensees, our licensees are independent contractors, and their employees are not our employees. Accordingly, we cannot necessarily control the performance of our licensees under their license agreements, including without limitation, the licensee’s continued best efforts to manufacture our products for retail distribution and our foodservice businesses, to timely deliver the licensed products, to market the licensed products and to assure the quality of the licensed products produced and/or sold by a product licensee. Any shortcoming in the quality, quantity and/or timely delivery of a licensed product could cause reputational damage to us, potentially adversely affecting our business, results of operations and financial condition. In addition, a licensee’s failure to effectively market the licensed products may result in decreased sales, which would adversely affect our business, results of operations and financial condition. Also, to the extent that the terms and conditions of any of these license agreements change or we change any of our product licensees, our business, results of operations and financial condition could be materially affected.

The quick-service restaurant business is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant business of the foodservice industry is intensely competitive with respect to taste preferences, dietary preferences, price, service, location, brand reputation, advertising and promotional initiatives, personnel, and the type and quality of menu offerings. We and our franchisees compete with international, national, regional and local restaurant chains. We also compete with non-traditional market participants including virtual kitchens, where meals are prepared at separate takeaway premises rather than a restaurant, and with food delivery services, which provide consumers with a convenient access to a broad range of competing restaurant chains. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of digital and social media engagement, and new product development. We anticipate competition will continue to focus on quality, convenience and pricing. Many of our competitors have substantially larger marketing budgets which may provide them with a competitive advantage and some of these companies may be more innovative and be able to bring new products to market and more quickly capitalize on new consumer trends or preferences. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. If we are unable to continue to compete effectively on any of the factors mentioned above, our business, results of operations and financial condition could be adversely affected.

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

The use of social media platforms and other forms of internet-based communications, including video sharing, blogs, chat platforms and instant messaging platforms allow individuals to access a broad audience of consumers and other interested persons. The availability of information on these social media platforms and internet-based communications is virtually immediate, as is its impact. The opportunity for dissemination of information, including inaccurate information, organizing collective actions such as boycotts and other brand-damaging behaviors is seemingly limitless and readily available. Information concerning our business and products may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity to investigate, respond to and address an issue. Such platforms could also be used for dissemination of trade secret information, compromising valuable Company assets. The dissemination of information online, regardless of its accuracy, could harm our business, results of operations and financial condition.

The use of social media has become a larger element of our advertising and promotional efforts. These marketing initiatives may not be successful, resulting in expenses incurred without a corresponding increase in sales, increased customer awareness or engagement or brand awareness. Should our marketing initiatives or marketing spend decrease, or should our marketing initiatives be less effective than those of our competitors, it may adversely affect our business, results of operations and financial condition.

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

We have registered or applied to register many of our trademarks and service marks both in the United States and in foreign countries. Due to the differences in foreign trademark laws, our trademark rights may not receive the same degree of protection in foreign countries as they would in the United States. We also cannot assure you that our trademark and service mark applications will be approved. In addition, third parties may oppose our trademark and service mark applications, or otherwise challenge our use of the trademarks or service marks. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our marks, or that we will have adequate resources to enforce our trademarks or service marks. We cannot ensure that all of the steps that we have taken to protect our intellectual property in the United States and foreign countries will be adequate. Furthermore, intellectual property disputes and trademark infringement claims may absorb significant management time and expense, which may not be recoverable regardless of whether we are successful.

We also license third party franchisees and licensees to use our trademarks and service marks. We enter into franchise agreements with our franchisees and license agreements with our licensees which govern the use of our trademarks and service marks. Although we make efforts to monitor the use of our trademarks and service marks by our franchisees and licensees, we cannot assure you that these efforts will be sufficient to ensure that our franchisees and licensees abide by the terms of the trademark licenses. In the event that our franchisees and licensees fail to do so, our trademark and service mark rights could be diluted.

Our earnings and business growth strategy depend in part on the success of our restaurant franchisees and on new restaurant openings. Our corporate reputation or brand reputation may be harmed by actions taken by restaurant franchisees that are otherwise outside of our control.

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

We sell our products to retail outlets and wholesale distributors including traditional supermarkets, mass merchandisers, warehouse clubs, wholesalers, food service distributors and convenience stores. The replacement by or poor performance of our major wholesalers, retailers or chains could materially and adversely affect our business, results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support. A significant decline in the purchase of our products would have a material adverse effect on our business, results of operations and financial condition.

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

Our sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These events and factors include changes in the cost or availability of commodities, including beef and beef trimmings, or labor and our inability to offset these higher costs with price increases; changes in customer demand and customer visits; seasonal variations in the timing and volume of Company-owned restaurant sales, Branded Product Program sales, licensees’ sales and franchisees’ sales; changes in the terms of our existing license/supply agreements and/or the replacement of existing licenses or suppliers; and changes in general market and macroeconomic conditions in the United States and in other regions of the world.

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

As of March 29, 2026, we and our franchisees (including locations operated pursuant to our Branded Menu Program and excluding virtual kitchen locations) operated Nathan’s restaurants in 19 states and 11 foreign countries. As of March 29, 2026, the highest concentration of operating units was in the Northeast, principally in New York and New Jersey. This geographic concentration in the Northeast can cause economic conditions in this area of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Nathan’s restaurants could have a material adverse impact on our business, results of operations and financial condition.

We rely extensively on computer systems, our point-of-sales system and information technology to manage our business. Any disruption in our computer systems, our point-of-sales system or information technology may adversely affect our ability to run our business.

We are significantly dependent upon our computer systems, our point-of-sales system and information technology to properly conduct our business. A failure or interruption of computer systems, our point-of-sales system or information technology could result in the loss of data, business interruptions or delays in business operations. While we undertake to keep all systems current, there can be no guarantee that we can update and maintain our systems at all times. Many of these systems are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security, availability and integrity of their systems. Despite our considerable efforts to secure our computer systems and these third-party systems, security breaches, such as unauthorized access and computer viruses, phishing attacks, introduction of malware or ransomware may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems, and/or these third-party systems may result in adverse publicity, loss of sales and profits, penalties, legal claims or proceedings resulting from misappropriation of information.

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

Aspects of our operations are reliant upon internet-based activities, including back-office functions such as accounting, processing payroll, making payments and transaction processing, including accepting credit card payments in our restaurants, as well as at third party online ordering and delivery businesses.

We use third-party vendors to support various aspects of our operations. While we select third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyberattacks and security breaches at a vendor could adversely affect our ability to deliver products and services to conduct our business.

Although we have taken measures to protect our technology systems and infrastructure, including investing in our existing information technology systems and providing employee training around phishing, malware and other cyber risks, there can be no assurance that we will be successful and fully protected against cyber risks and security breaches. The techniques and sophistication used to conduct a cyberattack change frequently and the measures that we have taken do not guarantee that a cyberattack or security breach could not occur. The rapid evolution and increased adoption of artificial intelligence technologies to carry out more sophisticated attacks may intensify our cybersecurity risks. A cyberattack or security breach could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, damages, legal claims or proceedings or fines and may adversely affect our business, results of operations and financial condition. For more information regarding the Company’s cybersecurity activities, see Item 1C. of this Annual Report on Form 10-K.

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

Additionally, our Company-owned and franchised restaurants are highly service-oriented, and our success depends in part upon the ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. We are experiencing and may continue to experience a shortage of labor for positions in our Company-owned and franchised restaurants, due to the current competitive labor market. We and our franchisees have experienced and may continue to experience challenges in hiring and retaining restaurant employees which may result in decreased employee and customer satisfaction. Changes in immigration laws, work authorization laws and other regulations may decrease the pool of candidates available for hire and may increase the costs, time and requirements to hire new employees.

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

We must comply with the Fair Labor Standards Act and various federal and state laws governing minimum wages.  Increases in the minimum wage and labor regulations have increased our labor costs.  On January 1, 2026, the minimum wage increased from $16.50 to $17.00 in New York City, Long Island and Westchester. Further, beginning in 2027, the minimum wage across New York State will increase annually according to the Consumer Price Index. Additionally, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. As a result, we anticipate that our labor costs will continue to increase.  If we are unable to pass on these higher labor costs through price increases, our margins and profitability as well as the profitability and margins of our franchisees will be adversely impacted which could have a material adverse effect on our business, results of operations or financial condition.

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

State authorities, including some attorneys general and state franchise regulators, have sought to impose restrictions on enforcement of covenants against competition and similar contractual arrangements between a business and its workers. Such an initiative was adopted in 2026 by the Virginia legislature. Similar undertakings have been proposed in the past at the federal level but have not been adopted. We do not believe that these restrictions will have a significant impact on our operations.

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

Supply chain risk could increase our costs and limit the availability of ingredients and supplies that are critical to our operations. The markets for some of our ingredients, such as beef and beef trimmings, are particularly volatile due to factors beyond our control such as shrinking cattle herds due, in part, to a multi-year drought and high input costs, as well as seasonal shifts, climate conditions and strong consumer demand. In addition, we have a limited number of suppliers and distributors. We remain in regular contact with our major suppliers and to date we have not experienced significant disruptions in our supply chain; however, during fiscal 2026 the Company experienced significant increased costs for certain supplies and ingredients, such as beef and beef trimmings, which combined with inflationary pressures could continue. Such factors may have a material adverse effect on our business, results of operations and financial condition.

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

California also adopted legislation to address data privacy. The California Consumer Privacy Act (“CCPA”) imposes stringent data security standards which might apply more broadly than only within the borders of that state. Additionally, other states have adopted laws that apply (or that will apply as of the effective date) to data and other biometric technology, which may be broadly interpreted. It remains uncertain whether the CCPA and the data privacy laws adopted in other states will have a material impact on our operations or that of our franchisees.

Our business is subject to an increasing focus on Environmental, Social, and Governance (ESG) matters.

In recent years, there has been an increasing focus by investors, activists, the media, governmental and non-governmental organizations and stakeholders – including employees, franchisees, customers and suppliers on ESG matters. A failure, whether real or perceived, to address ESG could adversely affect our business. In the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, supply chain management and labor practices. If we are perceived to have not responded appropriately to the growing concern of ESG issues, then our brand image may suffer and this may adversely affect our business, results of operations and financial condition.

We may also face increased pressure to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks. We may also experience backlash from individuals and investors who do not support these initiatives, including those who support the enactment of “anti-ESG” legislation.

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

In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business and could also require us to make substantial payments to satisfy judgments or to settle litigation which can adversely affect our business, results of operations or financial condition.

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

As of March 29, 2026, we had total outstanding indebtedness of $48,400,000. Subject to the terms of our Credit Agreement, we and our subsidiaries may be able to incur additional indebtedness in the future, which would increase the risks related to our level of indebtedness. If new debt is added to our existing debt levels, the related risks that we face would intensify and we may not be able to meet all our debt obligations, including the repayment of the Credit Agreement which matures in July 2029.

Specifically, our high level of indebtedness could have significant consequences, including, but not limited to:

●	increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment;
●	make it more difficult for us to satisfy our other financial obligations;
●

requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal on, and interest on, indebtedness, which amount could increase if prevailing interest rates rise, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, or other corporate purposes;

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

Item 1B.         Unresolved Staff Comments.

None.

Item 1C.         Cybersecurity.

Risk management and strategy

The Company has developed and implemented a cybersecurity risk management program intended to secure our information technology systems, including accounting software, point-of-sale software, and back-of-house software, against cybersecurity threats and to protect the privacy of the data of our customers’, employees’, franchisees’, licensees’ and other business partners. However, as described in “Item 1A. Risk Factors –Cyberattacks and breaches could cause operational disruptions, fraud or theft of sensitive information” of this Form 10-K, we recognize that cybersecurity threats are an ongoing concern in today’s digital landscape and that, despite devoting resources to secure our information technology systems, cybersecurity incidents can occur and, if so, could negatively impact our brand, business, results of operations and financial condition. Cybersecurity threats include any potential unauthorized occurrence on or conducted through our information technology systems or information technology systems of a third party that we utilize in our business that may result in adverse effects on the confidentiality, integrity or access to our information technology systems.

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

We design our cybersecurity infrastructure to include firewall protections, anti-virus protections, modern endpoint protections, intrusion detection tools and alerts, as well as multi-factor authentication to provide a multi-layered approach to protecting our information technology systems from unauthorized access, use, disclosure, disruption, or destruction. Such applications are regularly monitored and reviewed for adequacy and potential enhancements.

We obtain System and Organizational Controls (“SOC”) 1 or SOC 2 audit reports on an annual basis from vendors that host our significant financial applications to aid in our assessment of information security risk amongst our relationships with the host vendors. We also perform quarterly access reviews for these systems that are subject to Sarbanes-Oxley oversight.

Over 98% of our restaurants are operated by franchisees who themselves are at risk of potential cybersecurity threats. There is no connectivity between the Company’s network and the networks on which our franchisees and licensees operate. Furthermore, there is no interface between the Company-owned restaurants point-of-sale system and the Company’s network and no interface between the Company’s primary manufacturer, Smithfield Foods and the Company’s network.

The Company conducts periodic training exercises for its employees to reinforce the risk from common tactics and scams like email phishing campaigns, as well as more sophisticated descendants (i.e. spear phishing and smishing) to defend against potential business email and network compromise.

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

At March 29, 2026, other Company-owned restaurants that were operating were located in leased space with terms expiring as shown in the following table:

Nathan’s Restaurants	Location	Current Lease Expiration Date	Approximate Square Footage
Coney Island	Brooklyn, NY	December 2027	10,000
Coney Island Boardwalk (a)	Brooklyn, NY	November 2027	3,800
Long Beach Road	Oceanside, NY	April 2030	4,100
Central Park Avenue	Yonkers, NY	December 2028	3,500

(a)	Seasonal satellite location.

Aggregate rental expense, net of sublease income, under all current leases amounted to $1,884,000 in fiscal 2026.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividend Policy

Our common stock is quoted on the NASDAQ Global Market (“Nasdaq”) under the symbol “NATH.” As of June 5, 2026 we had approximately 276 shareholders of record, excluding shareholders whose shares were held by brokerage firms, depositories and other institutional firms in “street name” for their customers.

The Company paid four quarterly cash dividends of $0.50 per share of common stock during fiscal 2025 and 2026. Additionally, the Company paid a special cash dividend of $2.50 per share on December 5, 2025. Effective June 9, 2026, as permitted under the Merger Agreement, the Board declared its regular quarterly cash dividend of $0.50 per share for fiscal year 2027 which is payable on June 30, 2026 to stockholders of record as of the close of business on June 22, 2026 (the (“June 2026 Regular Cash Dividend”).

Our ability to pay future dividends is limited by the terms of our Merger Agreement and our Credit Agreement. Pursuant to the Merger Agreement, the Company is permitted to declare and pay up to two regular quarterly cash dividends each in the amount of $0.50 per share of the Company’s common stock during the period pending the closing of the proposed transaction with Smithfield Foods. After the payment of the June 2026 Regular Cash Dividend, the Company is no longer permitted to declare and pay any further dividends under the Merger Agreement.

Issuer Purchases of Equity Securities

The terms of the Merger Agreement prohibit the Company from repurchasing any of its common stock. The Company did not repurchase any of its common stock during the quarter ended March 29, 2026.

Item 6.         Reserved.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

The following section generally discusses fiscal year 2026 and fiscal year 2025 items and year-to-date comparisons between 2026 and 2025.

Recent Events Affecting Our Results of Operations

Merger with Smithfield Foods, Inc.

On January 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc., a Virginia corporation (“Buyer” or “Smithfield Foods”) and Boardwalk Merger Sub, Inc. a Delaware corporation and wholly owned subsidiary of Buyer (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and in accordance with the General Corporation Law of the State of Delaware, Merger Sub shall merge with and into the Company (the “Merger,” and the effective time of the Merger, the “Effective Time”). As a result of the Merger, at the Effective Time, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (the “Surviving Corporation”) and the Surviving Corporation shall become a wholly owned subsidiary of Buyer. After the Merger, the Company will cease to be publicly traded. Completion of the transaction remains contingent upon meeting several conditions specified in the Merger Agreement. These include securing approval from the holders of a majority of Nathan’s outstanding stock, obtaining clearance from the Committee on Foreign Investment in the United States (CFIUS), and fulfilling other closing requirements. However, given the impact of the partial government shutdown on statutory deadlines for CFIUS’s review process, our anticipated closing timeline has shifted, and we now expect the transaction to close in the second half of 2026. See NOTE N – MERGER to the accompanying Consolidated Financial Statements included in the Annual Report on Form 10-K.

Inflationary Factors

Inflationary pressures negatively impacted our consolidated results of operations during fiscal 2026, most notably within our Branded Product Program segment, due primarily to commodity prices on beef and beef trimmings. We anticipate continued inflationary pressures on commodity prices, including beef and beef trimmings during fiscal 2027. In general, we have been able to offset some of these cost increases resulting from inflation through various actions, such as increasing prices at our Company-owned restaurants and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. We continue to monitor these inflationary pressures and may need to adjust our prices further to mitigate the impact of these inflationary pressures. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to implement further price increases in the future.

Uncertainty in the current macroeconomic environment, including the impact of inflation, may have an adverse impact on our sales or increase our cost of goods sold.

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

The following summary reflects the openings and closings of the Nathan’s franchise system (including the Branded Menu Program) for the fiscal years ended March 29, 2026 and March 30, 2025.

	March 29, 2026	March 30, 2025
Beginning balance	230	230
Opened	23	25
Closed	(32)	(25)
Ending balance (a)	221	230

(a)	Units operating pursuant to our Branded Product Program and our virtual kitchens are excluded.

At March 29, 2026, our franchise system consisted of 221 Nathan’s franchised locations, including 110 Branded Menu locations located in 19 states, and 11 foreign countries. We also operate four Company-owned restaurants (including one seasonal unit), within the New York metropolitan area.

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

As described in Item 1A. “Risk Factors” and other sections in this Annual Report on Form 10-K for the year ended March 29, 2026, our future results could be impacted by many developments including the impact of the inflationary pressures on our business, as well as the pendency of the proposed merger with Smithfield Foods.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets for operating leases with finite useful lives. Impairment losses are recorded on long-lived assets whenever impairment factors are determined to be present. The Company considers a history of restaurant operating losses to be its primary indicator of potential impairment for individual restaurant locations. The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be generated by our individual Company-owned restaurants. If the projected undiscounted future cash flows are less than the carrying value of the assets, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the assets. The Company generally measures fair value by considering discounted estimated future cash flows from such assets. Key inputs to determine estimated future cash flows include forecasted sales growth at individual Company-owned restaurants and a discount rate. We use a weighted average cost of capital discount rate to calculate future cash flows. During recent years, we have faced periods of inflation, led by labor inflation and commodity inflation. Some of the impacts of inflation have been offset by menu price increases. Whether we are able and/or choose to offset the effects of inflation may affect our forecasted sales growth at individual Company-owned restaurants. No long-lived assets were deemed impaired during the fiscal years ended March 29, 2026 and March 30, 2025. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material.

Impairment of Intangible Asset

The Company’s intangible asset consists of the trademarks, and the trade name and other intellectual property in connection with the Arthur Treacher’s Fish & Chips brand.

The Company determined its intangible asset to have a finite useful life based on the expected future use of this intangible asset. Based upon the review of its Arthur Treacher’s Fish & Chips co-branding agreements, the Company determined that the remaining useful lives of these agreements is two years concluding in fiscal 2028 and the intangible asset is subject to annual amortization. The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Assumptions used to determine projected undiscounted cash flows include future trends and projected sales. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 29, 2026 and March 30, 2025. Cash flow and sales projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

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

Adoption of New Accounting Standard

See Note B item 22 to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K for a summary of the new accounting standard adopted.

New Accounting Standards Not Yet Adopted

See Note B item 23 to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K for a summary of the new accounting standards applicable to us.

Results of Operations

Fiscal year ended March 29, 2026 compared to fiscal year ended March 30, 2025

Revenues

Total revenues increased by approximately 9% to $162,063,000 for the fifty-two weeks ended March 29, 2026 (“fiscal 2026”) as compared to $148,182,000 for the fifty-two weeks ended March 30, 2025 (“fiscal 2025”).

Foodservice sales from the Branded Product Program increased by approximately 15% to $105,768,000 for the fiscal 2026 period as compared to $91,828,000 for the fiscal 2025 period. During the fiscal 2026 period, the total volume of hot dogs sold in the Branded Product Program increased by approximately 1% as compared to the fiscal 2025 period. Our average selling prices increased by approximately 12% as compared to the fiscal 2025 period.

Total Company-owned restaurant sales decreased by approximately 2% to $12,508,000 during the fiscal 2026 period as compared to $12,714,000 during the fiscal 2025 period. Restaurant sales were primarily impacted by a 2% decline in customer traffic due to unfavorable weather conditions, particularly at our Coney Island locations during the key summer season.

License royalties were $37,417,000 in the fiscal 2026 period which were comparable to the fiscal 2025 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods at retail and foodservice, were $33,589,000 for the fiscal 2026 period which was unchanged compared to the fiscal 2025 period. Our net selling price increased by 15%, which was offset by a 13% decrease in retail volume. The price increases year over year led to a reduction in promotional activities contributing to the decline in volume. The royalties earned on the foodservice business decreased by $24,000 as compared to the fiscal 2025 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products were $3,828,000 during the fiscal 2026 period including $1,598,000 earned on French fries; $1,561,000 earned on proprietary spices; and $669,000 earned on other products including pickles, hors d’oeuvres, mustard and beef sticks.

Franchise fees and royalties were $4,317,000 in the fiscal 2026 period as compared to $4,148,000 in the fiscal 2025 period. Total royalties were $3,897,000 in the fiscal 2026 period as compared to $3,767,000 in the fiscal 2025 period. Royalties earned under the Branded Menu Program were $692,000 in the fiscal 2026 period as compared to $744,000 in the fiscal 2025 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $124,000 in the fiscal 2026 period as compared to $61,000 in the fiscal 2025 period. Traditional franchise royalties were $3,081,000 in the fiscal 2026 period as compared to $2,962,000 in the fiscal 2025 period. Franchise restaurant sales increased to $70,117,000 in the fiscal 2026 period as compared to $66,905,000 in the fiscal 2025 period principally due to higher sales at travel plazas and airports, offset by lower sales at casino locations primarily in Las Vegas, Nevada. Comparable domestic franchise sales (consisting of 58 Nathan’s locations, excluding sales under the Branded Menu Program) were $52,449,000 during the fiscal 2026 period as compared to $51,795,000 during the fiscal 2025 period.

At March 29, 2026, 221 franchised locations, including domestic, international and Branded Menu Program units were operating. Total franchise fee income was $420,000 in the fiscal 2026 period as compared to $381,000 in the fiscal 2025 period. Domestic franchise fee income was $97,000 in the fiscal 2026 period as compared to $108,000 in the fiscal 2025 period. International franchise fee income was $212,000 in the fiscal 2026 period as compared to $237,000 in the fiscal 2025 period. We recognized $111,000 and $36,000 of forfeited fees in the fiscal 2026 and fiscal 2025 periods, respectively. During the fiscal 2026 period, 23 franchised locations opened and 32 franchised locations closed. During the fiscal 2025 period, 25 franchise locations opened and 25 franchised locations closed.

Advertising fund revenue, after eliminating Company contributions, was $2,053,000 in the fiscal 2026 period as compared to $2,074,000 during the fiscal 2025 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 19% to $106,519,000 in the fiscal 2026 period as compared to $89,707,000 in the fiscal 2025 period. Our gross profit (calculated as total Branded Product sales plus total Company-owned restaurants sales less cost of sales) was $11,757,000 or 10% of sales during the fiscal 2026 period as compared to $14,835,000 or 14% of sales during the fiscal 2025 period.

Cost of sales in the Branded Product Program increased by approximately 20% to $99,352,000 during the fiscal 2026 period as compared to $82,462,000 in the fiscal 2025 period, primarily due to a 19% increase in the average cost per pound of our hot dogs, as well as a 1% increase in the volume of hot dogs sold. A shrinking supply of cattle due to drought conditions and high input costs, combined with strong industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments for beef during the fiscal 2026 and 2025 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2026 period was $7,167,000 or 57% of restaurant sales, which were comparable to the fiscal 2025 period. Food and paper costs as a percentage of Company-owned restaurant sales were 24.5%, down from 25.1% in the fiscal 2025 period. Labor and related expenses as a percentage of Company-owned restaurant sales were 32.8% up from 31.9% in the fiscal 2025 period primarily as a result of legislative increases in the New York State minimum wage which became effective January 1, 2026.

Restaurant operating expenses increased by $38,000 to $4,417,000 in the fiscal 2026 period as compared to $4,379,000 in the fiscal 2025 period. The increase is due primarily to higher repairs and maintenance expenses of $35,000, higher utilities expenses of $27,000 and higher delivery fees of $21,000 which were offset, in part, by lower occupancy expenses of $18,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 35.3% in the fiscal 2026 period as compared to 34.4% in the fiscal 2025 period.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of a definite-lived intangible asset, was $925,000 in the fiscal 2026 period as compared to $957,000 in the fiscal 2025 period.

General and administrative expenses increased by $3,373,000 to $17,903,000 in the fiscal 2026 period as compared to $14,530,000 in the fiscal 2025 period. The increase in general and administrative expenses was primarily attributable to higher professional fees of $3,365,000 principally related to our pending acquisition with Buyer pursuant to the Merger Agreement. Refer to NOTE N – MERGER in the accompanying consolidated financial statements and Item 7. Recent Events Affecting our Results of Operations – Merger Agreement for further information.

Advertising fund expense, after eliminating Company contributions, was $2,197,000 in the fiscal 2026 period as compared to $2,112,000 in the fiscal 2025 period.

Other Items

Interest expense of $2,857,000 in the fiscal 2026 period represented interest expense of $2,787,000 on the Secured Overnight Financing Rate (“SOFR”) Term Loan borrowings and amortization of debt issuance costs of $70,000.

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

Interest and dividend income of $780,000 in the fiscal 2026 period represented amounts earned by the Company on its interest bearing money market accounts and money market funds as compared to $672,000 in the fiscal 2025 period. The increase is due to higher levels of invested cash earning interest at higher rates in the fiscal 2026 period as compared to the fiscal 2025 period.

Other income, net was $165,000 in the fiscal 2026 period which primarily relates to sublease income and includes $84,000 of settlement income received in connection with the termination of a lease for certain premises located at 281 Walt Whitman Road, Huntington Station, New York. Other income, net was $87,000 in the fiscal 2025 period which primarily relates to sublease income.

Provision for Income Taxes

The effective income tax rate for the fiscal 2026 period was 28.9% compared to 26.7% for the fiscal 2025 period. The effective income tax rate for the fiscal 2026 period reflected income tax expense of $8,170,000 recorded on $28,190,000 of pre-tax income. The effective income tax rate for the fiscal 2025 period reflected income tax expense of $8,735,000 recorded on $32,761,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m) and non-deductible transaction costs.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The OBBBA did not have a material impact to our provision for income taxes for the fiscal 2026 period.

The amount of unrecognized tax benefits at March 29, 2026 was $362,000 all of which would impact Nathan’s effective tax rate, if recognized. As of March 29, 2026, Nathan’s had $355,000 accrued interest and penalties in connection with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $50,000 during the fiscal year ending March 28, 2027, due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Reconciliation of GAAP and Non-GAAP Measures

In addition to disclosing results that are determined in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"), the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding (i) loss on debt extinguishment; (ii) share-based compensation; and (iii) nonrecurring transaction costs consisting primarily of professional fees incurred in connection with the pending Merger that the Company believes will impact the comparability of its results of operations.

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

	Fiscal Year
(In thousands)	2026	2025

Net income	$20,020	$24,026
Interest expense	2,857	4,106
Provision for income taxes	8,170	8,735
Depreciation and amortization	925	957
EBITDA	31,972	37,824

Loss on debt extinguishment	-	389
Share-based compensation	1,132	993
Transaction costs (1)	3,210	-
ADJUSTED EBITDA	$36,314	$39,206

(1)	Consists principally of legal, accounting and advisory costs incurred in connection with the transaction contemplated by the Merger Agreement.

Liquidity and Capital Resources

Sources and uses of cash

Cash and cash equivalents at March 29, 2026 aggregated $24,404,000, a $3,398,000 decrease during the fiscal 2026 period as compared to cash and cash equivalents of $27,802,000 at March 30, 2025. Net working capital decreased to $28,218,000 at March 29, 2026 as compared to $28,371,000 at March 30, 2025.

Our primary sources of liquidity and capital resources are cash flows from operations and our cash and cash equivalents. Our primary cash requirements are to fund our dividends as permitted under the Merger Agreement, to satisfy the debt service under our credit facility, capital expenditures, lease obligations, working capital and general corporate needs.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(In thousands)	Fiscal year
	2026	2025

Net cash provided by operating activities	$18,234	$25,240
Net cash used in investing activities	(370)	(225)
Net cash used in financing activities	(21,262)	(18,240)
Net (decrease) increase in cash and cash equivalents	$(3,398)	$6,775

Operating activities

Cash provided by operations is primarily attributable to net income of $20,020,000 in addition to other non-cash operating items of $2,168,000, offset by changes in other operating assets and liabilities of $3,954,000. Non-cash operating expenses consist principally of depreciation and amortization of $925,000, amortization of debt issuance costs of $70,000, share-based compensation expense of $1,132,000 and a provision for credit losses of $129,000. In the fiscal 2026 period, accounts and other receivables increased by $5,906,000 due primarily to higher Branded Product Program receivables of $5,740,000. Inventories decreased by $330,000 due to timing and Branded Product Program inventory in transit. Prepaid expenses and other current assets decreased by $64,000 due primarily to a decrease in prepaid income taxes of $283,000 which were offset, in part, by an increase in prepaid marketing and other expenses of $221,000. Accounts payable, accrued expenses and other current liabilities increased by $2,238,000 due principally to an increase in accounts payable of $1,741,000 due to the timing of product purchases for our Branded Product Program and Company-owned restaurants, as well as an increase in accrued rebates of $388,000 and an increase in accrued professional fees of $286,000.

Investing activities

Cash used in investing activities was $370,000 in the fiscal 2026 period primarily attributable to capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

During fiscal 2026, we made $2,400,000 of mandatory principal repayments on our Term Loan borrowings under the Credit Agreement. Additionally, the Company paid its four quarterly cash dividends of $0.50 per share, along with a special cash dividend of $2.50 per share totaling $18,403,000. The Company also paid $459,000 for withholding taxes on the net share vesting of 10,000 restricted stock units.

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

The Company borrowed $60,000,000 in Term Loan borrowings under the Credit Agreement on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of March 29, 2026, there were no outstanding borrowings under the Revolving Loan. See NOTE J – LONG TERM DEBT in the accompanying consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the repurchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 29, 2026, Nathan’s has repurchased 1,101,884 shares at a cost of approximately $39,000,000 under the sixth stock repurchase plan. At March 29, 2026, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2026 period and the fiscal 2025 period. The terms of the Merger Agreement prohibit the Company from repurchasing any of its common stock.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at March 29, 2026 aggregating $24,404,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. During the fiscal 2026 period, the Company declared and paid four quarterly dividends of $0.50 per share, as well as a special cash dividend of $2.50 per share on December 5, 2025 aggregating $18,403,000.

Our ability to pay future dividends is limited by the terms of our Merger Agreement (as defined in NOTE N – MERGER). Effective June 9, 2026, as permitted under the Merger Agreement, the Board declared its regular quarterly cash dividend of $0.50 per share for fiscal 2027 which is payable on June 30, 2026 to stockholders of record as of the close of business on June 22, 2026 (the “June 2026 Regular Cash Dividend”). After the payment of the June 2026 Regular Cash Dividend, the Company is no longer permitted to declare and pay any further dividends under the Merger Agreement.

Purchase Commitments

At March 29, 2026 and March 30, 2025, Nathan’s did not have any open purchase commitments to purchase hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, service the principal and interest obligations under the Credit Agreement, and pay the June 2026 Regular Cash Dividend, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis. While our Credit Agreement bears interest at a fluctuating interest rate based on the SOFR plus a spread adjustment, if the Company makes cash interest payments on the Term Loan borrowings at the interest rate effective at March 29, 2026, then during the fiscal year ended March 28, 2027, we expect to make cash interest payments of approximately $2,305,000 on the Term Loan borrowings.

We may from time to time seek to make voluntary principal prepayments of Term Loan borrowings under our Credit Agreement. Such voluntary prepayments, if any, will depend on market conditions, our liquidity requirements, satisfactory compliance of covenants and conditions pursuant to our Credit Agreement, the Merger Agreement and other factors.

Management believes that available cash and cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, satisfy our debt service requirements, and fund the June 2026 Regular Cash Dividend for at least the next 12 months.

Contractual Obligations

At March 29, 2026, our contractual obligations primarily consist of the Term Loan borrowings under our Credit Agreement and the mandatory debt principal repayments and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See NOTE J – LONG TERM DEBT and NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS in the accompanying consolidated financial statements for further information.

Inflationary Pressures

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2026 period, and this trend may continue into fiscal 2027.

Our average cost of hot dogs during the fiscal 2026 period was approximately 19% higher than during the fiscal 2025 period. Our average cost of hot dogs during the fiscal 2025 period was approximately 7% higher than during the fiscal 2024 period. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2027. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market accounts, money market funds or short-term, fixed rate, highly rated and highly liquid instruments which are generally reinvested when they mature. Although these existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events. As of March 29, 2026, Nathan’s cash and cash equivalents balance aggregated $24,404,000. Earnings on this cash would increase or decrease by approximately $61,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into the Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Borrowings under our Credit Agreement bear interest at a fluctuating interest rate based on SOFR or a base rate plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in the interest rate on our $48,400,000 of outstanding unsecured Term Loan borrowings at March 29, 2026 would lead to an increase of approximately $484,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We are exposed to market price fluctuations in commodities, most notably beef and beef trimmings. Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during fiscal 2026, most notably within our Branded Product Program segment. We expect this trend to continue into fiscal 2027. Our average cost of hot dogs during fiscal 2026 was approximately 19% higher than during fiscal 2025.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during fiscal 2027. Factors that affect beef prices are outside of our control and include foreign and domestic supply and demand, inflation, weather and seasonality. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants, as well as volatile insurance costs resulting from rising rates.

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter sales agreements with our Branded Product Program customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our Branded Product Program customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the year ended March 29, 2026 would have increased or decreased our cost of sales by approximately $10,017,000.

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 29, 2026. Based on that evaluation, the Chief Executive Officer, and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our system of internal control over financial reporting as of March 29, 2026. In making this assessment, management used the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO in 2013, management believes that Nathan’s maintained effective internal control over financial reporting as of March 29, 2026. The effectiveness of our internal control over financial reporting as of March 29, 2026, has been audited by CBIZ CPAs P.C., an independent registered public accounting firm which has also audited our consolidated financial statements, as stated in its attestation report which is included herein.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.      Other Information.

As disclosed in this Annual Report on Form 10-K, the Company’s Board of Directors has declared a $0.50 per share dividend payable on June 30, 2026 to shareholders of record at the close of business on June 22, 2026. After the payment of the June 2026 Regular Cash Dividend, the Company is no longer permitted to declare and pay any further dividends under the Merger Agreement.

During the quarter ended March 29, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nathan’s Famous, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of March 29, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2026, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of March 29, 2026 and the related consolidated statements of earnings, changes in stockholders’ deficit, and cash flows and the related notes (collectively referred to as the “financial statements”) for the fifty-two week period ended March 29, 2026 of the Company, and our report dated June 9, 2026 expressed an unqualified opinion on those financial statements.

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

June 9, 2026

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is true from the discussions under the captions Proposal 1 – Election of Directors, Corporate Governance Management and Security Ownership in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 11.         Executive Compensation.

The information required in response to this Item is incorporated herein by reference from the discussion under the caption Executive Compensation, including the Summary Compensation and other tables, Non-Qualified Deferred Compensation, Risk Consideration in our Compensation Programs and 2026 Director Compensation in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 14.         Principal Accountant Fees and Services.

Audit Fees

We were billed by CBIZ CPAs P.C. the aggregate amount of approximately $454,000 for fiscal 2026 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q. We were billed by CBIZ CPAs P.C. and Marcum LLP the aggregate amount of approximately $327,000 and $70,000 for fiscal 2025 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q.

Audit-Related Fees

CBIZ CPAs P.C. or Marcum LLP did not render any audit-related services for fiscal 2026 and 2025, respectively and, accordingly, did not bill for any such services.

Tax Fees

CBIZ CPAs P.C. or Marcum LLP did not render any tax compliance, tax advice or tax planning services for fiscal 2026 and 2025, respectively and, accordingly, did not bill for any such services.

All Other Fees

CBIZ CPAs P.C. or Marcum LLP did not render any other services for fiscal 2026 and 2025, respectively and, accordingly, did not bill for any such services.

Pre-Approval Policies

Our Audit Committee has not adopted any pre-approval policies. Instead, the Audit Committee will specifically pre-approve the provision by CBIZ CPAs P.C. of all audit and non-audit services.

Our Audit Committee approved all of the audit services provided by CBIZ CPAs P.C. and Marcum LLP during fiscal 2026 and 2025, respectively.

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

2.1

Agreement and Plan of Merger dated as of January 20, 2026, by and among Nathan’s Famous, Inc., a Delaware corporation, Smithfield Foods, Inc., a Virginia corporation, and Boardwalk Merger Sub Inc. a Delaware corporation and wholly owned subsidiary of Smithfield Foods, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 21, 2026.)*+

2.2

Voting Agreement dated as of January 20, 2026, by and among Nathan’s Famous, Inc., a Delaware corporation, Smithfield Foods, Inc., a Virginia corporation, Boardwalk Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Smithfield Foods, Inc., and the stockholders party thereto. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 21, 2026.)+

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

10.26

Letter Agreement dated as of January 20, 2026, by and between Nathan’s Famous, Inc., a Delaware corporation, and Eric Gatoff. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2026.)++

10.27

Letter Agreement dated as of January 20, 2026, by and between Nathan’s Famous, Inc., a Delaware corporation, and Robert Steinberg. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2026.)++

16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)
16.2	Letter from Marcum LLP dated February 20, 2025 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated February 20, 2025.)
19.1	Policy on Insider Trading (Incorporated by reference to Exhibit 19.1 to Form 10-K for the year ended March 26, 2023.)
19.2	Policy on Trading Procedures for Covered Individuals (Incorporated by reference to Exhibit 19.2 to Form 10-K for the year ended March 26, 2023.)
21	(1) List of Subsidiaries of the Registrant.

23.1	(1) Consent of CBIZ CPAs P.C. dated June 9, 2026.
31.1	(1) Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.2	(1) Certification by Robert Steinberg, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1	(1) Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1) Certification by Robert Steinberg, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Nathan’s Famous, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended March 31, 2024.)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Filed herewith.

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.

**Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

*** Indicates a management plan or arrangement.

+Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

++Compensatory plan or arrangement.

Item 16.         Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June, 2026.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of June, 2026.

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
Joanne Podell, Director

Nathan’s Famous, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Nathan’s Famous, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nathan’s Famous, Inc. and Subsidiaries (the “Company”) as of March 29, 2026 and March 30, 2025, the related consolidated statements of earnings, changes in stockholders’ deficit and cash flows for the fifty-two week periods ended March 29, 2026 and March 30, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2026 and March 30, 2025, and the results of its operations and its cash flows for the fifty-two week periods ended March 29, 2026 and March 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 29, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated June 9, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, New York

June 9, 2026

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 29, 2026	March 30, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,404	$27,802
Accounts and other receivables, net (Note D)	19,841	14,064
Inventories	891	1,221
Prepaid expenses and other current assets (Note E)	1,984	2,048
Total current assets	47,120	45,135

Property and equipment, net of accumulated depreciation of $12,225 and $12,295, respectively (Note F)	1,733	2,114
Operating lease right-of-use assets, net (Note K)	3,672	4,987
Goodwill	95	95
Intangible asset, net	348	522
Deferred income taxes (Note H)	598	510
Other assets	85	113

Total assets	$53,651	$53,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Current portion of long-term debt (Note J)	$2,400	$2,400
Accounts payable	7,904	6,163
Accrued expenses and other current liabilities (Note G)	6,466	5,969
Current portion of operating lease liabilities (Note K)	1,940	1,923
Deferred franchise fees	192	309
Total current liabilities	18,902	16,764

Long-term debt, net of unamortized debt issuance costs of $257 and $327, respectively (Note J)	45,743	48,073
Long-term portion of operating lease liabilities (Note K)	2,003	3,528
Other liabilities	717	927
Deferred franchise fees	509	697

Total liabilities	67,874	69,989

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,383,920 and 9,379,025 shares issued; and 4,094,405 and 4,089,510 shares outstanding at March 29, 2026 and March 30, 2025, respectively	94	94
Additional paid-in capital	64,165	63,492
Retained earnings	8,180	6,563
Stockholders’ equity before treasury stock	72,439	70,149

Treasury stock, at cost, 5,289,515 shares at March 29, 2026 and March 30, 2025	(86,662)	(86,662)
Total stockholders’ deficit	(14,223)	(16,513)

Total liabilities and stockholders’ deficit	$53,651	$53,476

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share and per share amounts)

	Fifty-Two	Fifty-Two
	weeks ended	weeks ended
	March 29, 2026	March 30, 2025
REVENUES
Branded Products	$105,768	$91,828
Company-owned restaurants	12,508	12,714
License royalties	37,417	37,418
Franchise fees and royalties	4,317	4,148
Advertising fund revenue	2,053	2,074
Total revenues	162,063	148,182

COSTS AND EXPENSES
Cost of sales	106,519	89,707
Restaurant operating expenses	4,417	4,379
Depreciation and amortization	925	957
General and administrative expenses	17,903	14,530
Advertising fund expense	2,197	2,112
Total costs and expenses	131,961	111,685

Income from operations	30,102	36,497

Interest expense	(2,857)	(4,106)
Loss on debt extinguishment (NOTE J)	-	(389)
Interest and dividend income	780	672
Other income, net	165	87

Income before provision for income taxes	28,190	32,761
Provision for income taxes	8,170	8,735
Net income	$20,020	$24,026

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,091,000	4,086,000
Diluted	4,124,000	4,095,000

Net income per share:
Basic	$4.89	$5.88
Diluted	$4.85	$5.87

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 29, 2026 and the Fifty-two weeks ended March 30, 2025

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

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Fifty-two weeks ended March 29, 2026 and the Fifty-two weeks ended March 30, 2025

(in thousands, except share and per share amounts)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Amount	Deficit

Balance, March 30, 2025	9,379,025	$94	$63,492	$6,563	5,289,515	$(86,662)	$(16,513)

Shares issued in connection with share-based compensation plans	4,895	-	-	-	-	-	-

Withholding tax on net share settlement of share-based compensation plans	-	-	(459)	-	-	-	(459)

Dividends on common stock ($4.50 per share)	-	-	-	(18,403)	-	-	(18,403)

Share-based compensation	-	-	1,132	-	-	-	1,132

Net income	-	-	-	20,020	-	-	20,020
Balance, March 29, 2026	9,383,920	$94	$64,165	$8,180	5,289,515	$(86,662)	$(14,223)

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two
	weeks ended	weeks ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net income	$20,020	$24,026
Adjustments to reconcile net income to net cash provided by operating activities
Loss on debt extinguishment	-	389
Depreciation and amortization	925	957
Amortization of debt issuance costs	70	153
Share-based compensation expense	1,132	993
Provision for expected credit losses	129	275
Deferred income taxes	(88)	(235)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(5,906)	392
Inventories	330	(379)
Prepaid expenses and other current assets	64	128
Other assets	28	28
Operating lease assets and liabilities	(193)	(157)
Accounts payable, accrued expenses and other current liabilities	2,238	(1,227)
Deferred franchise fees	(305)	(220)
Other liabilities	(210)	117

Net cash provided by operating activities	18,234	25,240

Cash flows from investing activities:
Purchases of property and equipment, net	(370)	(225)

Net cash used in investing activities	(370)	(225)

Cash flows from financing activities:
Proceeds from Credit Facility	-	60,000
Repayment of Senior Secured Notes	-	(60,000)
Repayment of Credit Facility	(2,400)	(9,200)
Debt issuance costs	-	(431)
Dividends paid to stockholders	(18,403)	(8,172)
Payments of withholding tax on net share settlement of share-based compensation plans	(459)	(437)

Net cash used in financing activities	(21,262)	(18,240)

Net (decrease) increase in cash and cash equivalents	(3,398)	6,775

Cash and cash equivalents, beginning of year	27,802	21,027

Cash and cash equivalents, end of year	$24,404	$27,802

Cash paid during the year for:
Interest	$2,885	$5,481
Income taxes	$8,186	$8,489

The accompanying notes are an integral part of these consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

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

At March 29, 2026, the Company’s restaurant system included four Company-owned restaurants (including one seasonal unit) in the New York City metropolitan area and 221 franchised units, located in 19 states and 11 foreign countries.

Pending Merger with Smithfield Foods, Inc.

On January 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc., a Virginia corporation (“Buyer”), and Boardwalk Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Buyer (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction of the conditions thereof, Merger Sub shall merge with and into the Company (the “Merger” and the effective time of the Merger, the “Effective Time”). As a result of the Merger, at the Effective Time, the separate corporate existence of the Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (the “Surviving Corporation”) and the Surviving Corporation shall become a wholly owned subsidiary of the Buyer. See NOTE N – MERGER for additional information.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies have been applied in the preparation of the consolidated financial statements:

1.	Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2.	Fiscal Year

The Company’s fiscal year ends on the last Sunday in March, which results in a 52 or 53 week reporting period. The fiscal years ended March 29, 2026 and March 30, 2025 were on the basis of a 52-week reporting period. All references to years and quarters relate to fiscal periods rather than calendar periods.

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

Cash and cash equivalents principally consist of cash in bank accounts, money market accounts and money market funds. The Company considers money market accounts and money market funds to be cash equivalents. Cash equivalents were $17,703 and $20,401 at March 29, 2026 and March 30, 2025, respectively.

At March 29, 2026 and March 30, 2025, substantially all of the Company’s cash balances are in excess of insurance limits of the Federal Deposit Insurance Corporation, or the FDIC. The Company has not experienced any losses in such accounts.

5.	Inventories

Inventories, which are stated at the lower of cost or net realizable value, consist primarily of food, beverages, and paper supplies. Cost is determined using the first-in, first-out method.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

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

Building and improvements (years)	5	-	25
Machinery, equipment, furniture and fixtures (years)	3	-	15
Leasehold improvements (years)	5	-	20

7.	Goodwill and Intangible Asset

Goodwill and intangible assets consist of (i) goodwill of $95 resulting from the acquisition of Nathan’s in 1987; and (ii) trademarks, and the trade name and other intellectual property of $348 in connection with the Arthur Treacher’s brand.

Goodwill is not amortized, but is tested for impairment annually as of the last day of our fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. As of March 29, 2026 and March 30, 2025 the Company performed its annual quantitative impairment test of goodwill and has determined no impairment is deemed to exist.

Based upon the review of the current Arthur Treacher’s co-branding agreements, the Company determined that the remaining useful lives of these agreements is two years concluding in fiscal year 2028, and the intangible asset is subject to annual amortization. The Company has recorded amortization expense of $174 for the fiscal year ended March 29, 2026 and estimates that our annual amortization expense will approximate $174 for each of the next two fiscal years.

The Company’s definite-lived intangible asset is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company tested for recoverability of its definite-lived intangible asset based on the projected undiscounted cash flows to be derived from such co-branding agreements. Based on the quantitative test performed, the Company determined that the definite-lived intangible asset was recoverable and no impairment charge was recorded for the fiscal years ended March 29, 2026 and March 30, 2025. Cash flow projections require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record an impairment charge in future periods and such impairment could be material.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

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

The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset groups. If the projected undiscounted future cash flows are less than the carrying value of the asset groups, the Company will record on a restaurant-by-restaurant basis, an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset groups . The Company generally measures fair value by considering discounted estimated future cash flows from such asset groups. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairment charges in future periods and such impairments could be material. No long-lived assets were deemed impaired during the fiscal years ended March 29, 2026 and March 30, 2025.

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

March 29, 2026 and March 30, 2025

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

March 29, 2026 and March 30, 2025

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Operating Leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, rent expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other Assets” where the Company is a lessor. There was no deferred lease asset recorded at March 29, 2026. The Company recorded $15 in Other Assets at March 30, 2025. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Certain leases may include rent escalations based on inflation indexes. Subsequent escalations subject to such an index and contingent rental payments are recognized as variable lease expense in the period incurred.

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

Rental income for operating leases on properties subleased to franchisees is recorded net of associated lease costs to “Other income, net.” The Company previously leased and sub-leased one property; this arrangement was terminated in November 2025. In connection with the termination, the Company received $84 in settlement income which is included in Other income, net on the Consolidated Statement of Earnings.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 29, 2026 and March 30, 2025, we did not have any assets or liabilities that were recorded at fair value.

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

March 29, 2026 and March 30, 2025

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

March 29, 2026 and March 30, 2025

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

March 29, 2026 and March 30, 2025

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a summary of franchise openings and closings (excluding virtual kitchens) for the Nathan’s franchise restaurant system for the fiscal years ended March 29, 2026 and March 30, 2025:

	March 29,	March 30,
	2026	2025

Franchised restaurants operating at the beginning of the period	230	230

Franchised restaurants opened during the period	23	25

Franchised restaurants closed during the period	(32)	(25)

Franchised restaurants operating at the end of the period	221	230

Contract balances

The following table provides information about contract liabilities from contracts with customers:

	March 29,	March 30,
	2026	2025

Deferred franchise fees (a)	$701	$1,006
Deferred revenues, which are included in
“Accrued expenses and other current liabilities” (b)	$1,315	$1,392

(a)	Deferred franchise fees of $192 and $509 as of March 29, 2026 and $309 and $697 as of March 30, 2025 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $815 of deferred license royalties and $500 of deferred advertising fund revenue as of March 29, 2026 and $892 of deferred license royalties and $500 of deferred advertising fund revenue as of March 30, 2025.

Significant changes in deferred franchise fees for the fiscal years ended March 29, 2026 and March 30, 2025 are as follows:

	March 29,	March 30,
	2026	2025

Deferred franchise fees at beginning of period	$1,006	$1,226
New deferrals due to cash received and other	115	161
Revenue recognized during the period	(420)	(381)
Deferred franchise fees at end of period	$701	$1,006

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant changes in deferred revenues for the fiscal years ended March 29, 2026 and March 30, 2025 are as follows:

	March 29,	March 30,
	2026	2025

Deferred revenues at beginning of period	$1,392	$1,375
New deferrals due to cash received and other	2,484	2,577
Revenue recognized during the period	(2,561)	(2,560)
Deferred revenues at end of period	$1,315	$1,392

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year
2027	$192
2028	105
2029	76
2030	57
2031	39
Thereafter	232
Total	$701

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

17.	Business Concentrations and Geographical Information

The Company’s accounts receivable consists principally of receivables from franchisees, including virtual kitchens, for royalties and advertising contributions, from sales under the Branded Product Program, and from royalties from retail licensees. At March 29, 2026, three Branded Product customers represented 25%, 17% and 11%, of accounts receivable. At March 30, 2025, three Branded Product customers represented 18%, 14% and 12%, of accounts receivable. One Branded Product customer accounted for 23% and 20% of total revenue for each of the fiscal years ended March 29, 2026 and March 30, 2025, respectively. One retail licensee accounted for 21% and 24% of the total revenue for the fiscal years ended March 29, 2026 and March 30, 2025, respectively.

The Company’s primary supplier of hot dogs represented 97% and 96% of product purchases for each of the fiscal years ended March 29, 2026 and March 30, 2025, respectively. The Company’s primary distributor of products to its Company-owned restaurants represented 2% and 3% of product purchases for each of the fiscal years ended March 29, 2026 and March 30, 2025, respectively. If a disruption of service from a primary supplier or distributor was to occur, we could experience short-term increases in our costs while supply or distribution channels were adjusted.

The Company’s revenues for the fiscal years ended March 29, 2026 and March 30, 2025 were derived from the following geographic areas:

	March 29, 2026	March 30, 2025

United States	$158,620	$144,318
International	3,443	3,864
Total revenues	$162,063	$148,182

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s revenues for the fiscal years ended March 29, 2026 and March 30, 2025 were derived from the following:

	March 29, 2026	March 30, 2025

Branded Products	$105,768	$91,828
Company-owned restaurants	12,508	12,714
License royalties	37,417	37,418
Franchise royalties	3,897	3,767
Franchise fees	420	381
Advertising fund revenue	2,053	2,074
Total revenues	$162,063	$148,182

18.	Advertising

The Company administers an Advertising Fund on behalf of its restaurant system to coordinate the marketing efforts of the Company. Under this arrangement, the Company collects and disburses fees paid by manufacturers, franchisees and Company-owned restaurants for national and regional advertising, promotional and public relations programs. Contributions to the Advertising Fund are based on specified percentages of net sales, generally ranging up to 2.5%. Company-owned restaurant advertising expense, which is expensed as incurred, was $96 and $94, for the fiscal years ended March 29, 2026 and March 30, 2025, respectively, and has been included in “Restaurant operating expenses” in the accompanying Consolidated Statements of Earnings.

19.	Share-Based Compensation

At March 29, 2026, the Company had one share-based compensation plan in effect which is more fully described in Note L.2.

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

March 29, 2026 and March 30, 2025

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

March 29, 2026 and March 30, 2025

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

March 29, 2026 and March 30, 2025

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

The Company adopted ASU 2023-09 on a retrospective basis during the fourth quarter of fiscal year 2026. The adoption did not have a material impact on our consolidated financial statements. Refer to NOTE H – INCOME TAXES for further details.

23.	New Accounting Standards Not Yet Adopted

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

March 29, 2026 and March 30, 2025

NOTE C – NET INCOME PER SHARE (continued)

The following chart provides a reconciliation of information used in calculating the per-share amounts for the fiscal years ended March 29, 2026 and March 30, 2025, respectively:

	March 29,	March 30,
	2026	2025

Net income	$20,020	$24,026

Common Stock:
Weighted average basic shares outstanding	4,091,000	4,086,000
Effect of dilutive share-based awards	33,000	9,000
Weighted average diluted shares outstanding	4,124,000	4,095,000

Net income per share:
Basic	$4.89	$5.88
Diluted	$4.85	$5.87

There were no anti-dilutive share-based awards for the fiscal years ended March 29, 2026 and March 30, 2025.

NOTE D - ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following:

	March 29,	March 30,
	2026	2025

Branded product sales	$16,274	$10,534
Franchise and license royalties	4,153	3,902
Other	191	270
	20,618	14,706

Less: allowance for credit losses	(777)	(642)

Accounts and other receivables, net	$19,841	$14,064

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

March 29, 2026 and March 30, 2025

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

Changes in the Company’s allowance for credit losses for the fiscal years ended March 29, 2026 and March 30, 2025 are as follows:

	March 29, 2026	March 30, 2025

Beginning balance	$642	$403
Provision for expected credit losses	129	275
Write offs and recoveries	6	(36)

Ending balance	$777	$642

NOTE E - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 29,	March 30,
	2026	2025

Income taxes	$210	$493
Real estate taxes	81	80
Insurance	376	379
Marketing	925	798
Other	392	298

Total prepaid expenses and other current assets	$1,984	$2,048

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE F - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 29,	March 30,
	2026	2025

Land	$123	$123
Building and improvements	1,476	1,441
Machinery, equipment, furniture and fixtures	4,791	5,421
Leasehold improvements	7,505	7,418
Construction-in-progress	63	6
Total property and equipment	13,958	14,409
Less: accumulated depreciation and amortization	(12,225)	(12,295)

Property and equipment, net	$1,733	$2,114

Depreciation and amortization expense related to property and equipment was $751 and $784 for each of the fiscal years ended March 29, 2026 and March 30, 2025, respectively.

NOTE G – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 29,	March 30,
	2026	2025

Payroll and other benefits	$3,285	$3,269
Accrued rebates	1,130	742
Rent and occupancy costs	26	60
Deferred revenue	1,315	1,392
Interest	49	148
Professional fees	183	60
Merger costs	163	-
Sales, use and other taxes	11	33
Other	304	265
Total accrued expenses and other current liabilities	$6,466	$5,969

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE H – INCOME TAXES

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. The Company adopted ASU 2023-09 on a retrospective basis for the years ended March 29, 2026 and March 30, 2025 for comparability and consistency purposes.

The income tax provision consists of the following for the fiscal years ended March 29, 2026 and March 30, 2025:

	March 29,	March 30,
	2026	2025
Federal
Current	$6,493	$6,909
Deferred	(115)	(190)
Total Federal income tax	6,378	6,719
State and local
Current	1,765	2,060
Deferred	27	(44)
Total State and local income tax	1,792	2,016
Total provision for income taxes	$8,170	$8,735

The income tax provisions for the fiscal years ended March 29, 2026 and March 30, 2025 reflect effective tax rates of 28.9% and 26.7%, respectively.

The total income tax provision for the fiscal years ended March 29, 2026 and March 30, 2025 differs from the amounts computed by applying the United States Federal income tax rate of 21% to income before income taxes as a result of the following:

	March 29,		March 30,
	2026		2025

Income tax provision at the U.S. Federal statutory rate	$5,920	21.0%	$6,880	21.0%
State and local income taxes, net of U.S. Federal income tax benefit	1,425	5.0%	1,527	4.7%
Effect of cross-border tax laws
Foreign derived intangible income	(67)	(0.2% )	(42)	(0.1% )
Nontaxable and nondeductible items
Executive compensation	283	1.0%	283	0.9%
Merger costs	619	2.2%	-	-
Change in uncertain tax positions, net	(44)	(0.2% )	116	0.3%
Other adjustments	34	0.1%	(29)	(0.1% )
Total provision for income taxes	$8,170	28.9%	$8,735	26.7%

For the fiscal years ended March 29, 2026 and March 30, 2025, state and local income taxes in New York, New Jersey and California comprised the majority (greater than 50%) of the tax effect in the state and local income taxes, net of federal income tax effect category.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE H – INCOME TAXES (continued)

The income taxes paid (net of refunds) by jurisdictions are set forth below:

	March 29,	March 30,
	2026	2025
Jurisdiction
Federal	$6,300	$6,500
State and local	1,886	1,989
Foreign	-	-
Total income taxes paid, net	$8,186	$8,489

State
New York State (including MTA & NYC)	$-	$710

No individual state jurisdiction equaled or exceeded 5% of total income taxes paid (net of refunds) for the fiscal year ended March 29, 2026. New York State, which includes MTA & NYC, exceeded the 5% threshold for the fiscal year ended March 30, 2025.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 29,	March 30,
	2026	2025
Deferred tax assets
Accrued expenses	$325	$312
Allowance for credit losses	193	159
Deferred revenue	172	246
Deferred stock compensation	219	106
Operating lease liability	878	1,189
Other	136	177
Total deferred tax assets	$1,923	$2,189

Deferred tax liabilities
Deductible prepaid expense	$153	$125
Operating lease right-of-use asset	818	1,091
Depreciation expense	288	360
Amortization	66	103
Total deferred tax liabilities	1,325	1,679
Net deferred tax asset	$598	$510

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, for the fiscal years ended March 29, 2026 and March 30, 2025:

	March 29, 2026	March 30, 2025

Unrecognized tax benefits, beginning of year	$532	$465
Decreases of tax positions taken in prior years	(205)	(60)
Increases based on tax positions taken in current year	35	127
Unrecognized tax benefits, end of year	$362	$532

The amount of unrecognized tax benefits included in Other liabilities at March 29, 2026 and March 30, 2025 were $362 and $532, respectively, all of which would impact Nathan’s effective tax rate, if recognized. As of March 29, 2026 and March 30, 2025, the Company had $355 and $395, respectively, accrued for the payment of interest and penalties. For the fiscal years ended March 29, 2026 and March 30, 2025, Nathan’s recognized interest and penalties in the amounts of $9 and $49, respectively.

During the fiscal year ending March 28, 2027, we believe it is reasonably possible the amount of unrecognized tax benefits, excluding the related accrued interest and penalties, could be reduced by up to $50, due primarily to the lapse of statutes of limitations which would favorably impact Nathan’s effective tax rate, although no assurances can be given in this regard.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE H – INCOME TAXES (continued)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and the business interest expense limitation. The OBBBA did not have a material impact to our provision for income taxes on our consolidated financial statements for the fiscal year ending March 29, 2026.

The earliest tax years that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2023
New York State	2023
New York City	2023
New Jersey	2022
California	2022

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

March 29, 2026 and March 30, 2025

NOTE I – SEGMENT INFORMATION (continued)

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

The following tables summarize segment information and reconcile our segment results to our consolidated results as reported on our Consolidated Statement of Earnings:

March 29, 2026	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	105,768	37,417	16,825	2,053	162,063
Less:
Cost of sales	99,352	-	7,167	-	106,519
Segment gross profit	6,416	37,417	9,658	2,053	55,544
Less (1):
Restaurant operating expenses (2)	-	-	4,417	-	4,417
Department expenses (3)	890	183	554	387	2,014
Other general and administration expenses (4)	-	-	-	9,846	9,846
Payroll expense	1,109	-	1,430	3,504	6,043
Depreciation and amortization	132	-	640	153	925
Advertising fund expense	-	-	-	2,197	2,197
Income from operations	4,285	37,234	2,617	(14,034)	30,102
Interest expense	-	-	-	(2,857)	(2,857)
Interest and dividend income	-	-	-	780	780
Other income, net	-	-	165	-	165
Income before provision for income taxes	4,285	37,234	2,782	(16,111)	28,190

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE I – SEGMENT INFORMATION (continued)

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE J – LONG-TERM DEBT

Long-term debt consists of the following:

	March 29,	March 30,
	2026	2025

SOFR Term Loan Borrowings with an effective interest rate of 5.175% and 5.825% at March 29, 2026 and March 30, 2025, respectively	$48,400	$50,800

Less: unamortized debt issuance costs	(257)	(327)
Total debt, net of debt issuance costs	48,143	50,473
Less: Current portion of long-term debt	(2,400)	(2,400)
Long-term debt, net	$45,743	$48,073

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

The Company’s mandatory debt principal repayments as of March 29, 2026 were as follows:

Fiscal Year	Amount
2027	2,400
2028	2,400
2029	2,400
2030	41,200
Total	$48,400

Total debt repayments through 2030 exceed the total carrying amount of the Company’s debt as of March 29, 2026 because the carrying amount reflects the unamortized portion of debt issuance costs.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

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

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding 2025 Notes. The Company completed the redemption of the 2025 Notes on August 13, 2024. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of March 29, 2026, there were no outstanding borrowings under the Revolving Loan.

In connection with the refinancing, the Company recorded a loss on extinguishment of debt of $334 in fiscal 2025 that reflected the write-off of the remainder of the debt issuance costs on the 2025 Notes. Additionally, in connection with the refinancing, the Company incurred $431 of debt issuance costs on the Term Loan borrowings that were capitalized and will be amortized over the term of the Credit Agreement. During fiscal 2025, the Company made a voluntary prepayment of $8,000 of its Term Loan borrowings and incurred a loss on debt extinguishment of $55 related to the write off of a portion of previously recorded debt issuance costs on the Term Loan borrowings.

Term Loan and Revolving Loan borrowings under the Credit Agreement will bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40% for one (1), three (3) or six (6) month periods, as selected by the Company in its Loan Notice. The Company is subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount. The interest rate on the Term Loan borrowings at March 29, 2026 was 5.175%.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at March 29, 2026.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE J – LONG-TERM DEBT (continued)

The outstanding Term Loan borrowings under the Credit Agreement are payable quarterly in equal installments of 1.0% of the original principal amount of the Term Loan, or $600, which began on September 30, 2024, with the balance payable on the final maturity date. The Company made mandatory principal repayments on the Term Loan of $2,400 during fiscal 2026 and $1,200 during fiscal 2025. Subsequent to the year ending March 29, 2026, on March 31, 2026, the Company paid its next quarterly mandatory debt principal repayment of $600.

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

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE K – LEASES

The Company is party as lessee to various leases for land, buildings and certain office equipment for its Company-owned restaurants and corporate office. The Company previously leased and subleased one property; this arrangement was terminated on November 4, 2025. In connection with the termination, the Company received $84 in settlement income which is included in Other income, net, on the Consolidated Statement of Earnings.

Company as lessee

The components of the net lease cost for the fiscal years ended March 29, 2026 and March 30, 2025 were as follows:

	March 29,	March 30,
	2026	2025

Operating lease cost	$1,589	$1,598
Variable lease cost	1,996	1,996
Less: Sublease income, net	(50)	(87)

Total net lease cost	$3,535	$3,507

The components of the net lease cost are included on the Consolidated Statement of Earnings for the fiscal years ended March 29, 2026 and March 30, 2025 as follows:

	March 29,	March 30,
	2026	2025

Restaurant operating expenses	$2,754	$2,769
General and administrative expenses	831	825
Less: Other income, net	(50)	(87)

Total net lease cost	$3,535	$3,507

Cash paid for amounts included in the measurement of lease liabilities for the fiscal years ended March 29, 2026 and March 30, 2025 were as follows:

	March 29,	March 30,
	2026	2025

Operating cash flows from operating leases	$1,926	$1,887

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE K – LEASES (continued)

The weighted average remaining lease term and weighted average discount rate for operating leases for the fiscal years ended March 29, 2026 and March 30, 2025 were as follows:

	March 29,	March 30,
	2026	2025

Weighted average remaining lease term (years):	2.6	3.5

Weighted average discount rate:	8.445%	8.474%

Future lease commitments to be paid and received by the Company as of March 29, 2026 were as follows:

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2027	1,940	112	1,828
2028	1,790	115	1,675
2029	440	-	440
2030	171	-	171
Total lease commitments	$4,341	$227	$4,114
Less: Amount representing interest	(398)
Present value of lease liabilities (a)	$3,943

(a)

The present value of minimum operating lease payments of $1,940 and $2,003 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively, on the Consolidated Balance Sheet.

Company as lessor

The components of lease income for the fiscal years ended March 29, 2026 and March 30, 2025 were as follows:

	March 29,	March 30,
	2026	2025

Operating lease income, net	$50	$87

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS

1.	Dividends

On July 1, 2025, September 5, 2025, December 5, 2025 and February 27, 2026, the Company paid quarterly dividends of $0.50 per share. Additionally, the Company paid a special cash dividend of $2.50 per share on December 5, 2025. For the year ending March 29, 2026, the Company paid dividends aggregating $18,403.

Our ability to pay future dividends is limited by the terms of our Merger Agreement (as defined in NOTE N – MERGER). Pursuant to the Merger Agreement, the Company is permitted to declare and pay two regular quarterly cash dividends each in the amount of $0.50 per share of the Company’s common stock during the period pending the closing of the proposed transaction with Smithfield Foods, Inc.

Effective June 9, 2026, as permitted under the Merger Agreement, the Board declared its first quarterly cash dividend of $0.50 per share for fiscal year 2027, which is payable on June 30, 2026 to stockholders of record as of the close of business on June 22, 2026.

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

As of the Effective Date, we were able to issue up to: (a) 369,584 shares of common stock under the 2019 Plan which includes: (i) shares that have been authorized but not issued pursuant to the 2010 Plan as of the Effective Date up to a maximum of an additional 208,584 shares and (ii) any shares subject to any outstanding options or restricted stock grants under any plan of the Company that were outstanding as of the Effective Date and that subsequently expire unexercised, or were otherwise forfeited, up to a maximum of an additional 11,000 shares. As of March 29, 2026, there were up to 38,584 shares available to be issued for future option grants or up to 134,808 shares of restricted stock to be granted under the 2019 Plan.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

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

Share-based compensation:

The Company recognizes compensation cost for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense under all share-based awards for the fiscal years ended March 29, 2026 and March 30, 2025 is as follows:

	March 29,	March 30,
	2026	2025

Stock options	$457	$318
Restricted stock units	675	675
	$1,132	$993

As of March 29, 2026, there was $2,149 of unamortized compensation expense related to share-based awards. The Company expects to recognize this expense over approximately 27 months, which represents the weighted average remaining requisite service periods for such awards.

Stock options:

During the fiscal year ended March 29, 2026, there were no new options granted.

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

March 29, 2026 and March 30, 2025

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The weighted average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the fiscal year ended March 30, 2025 were as follows:

March 30, 2025
Weighted-average option fair values	$14.67
Expected life (years)	4.4
Interest rate	3.75%
Volatility	24.50%
Dividend yield	2.69%

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

A summary of the status of the Company’s stock options at March 29, 2026 and March 30, 2025 and changes during the fiscal years then ended is presented in the tables below:

March 29, 2026			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Options outstanding – beginning of year	130,000	$74.28	4.08	$2,667

Granted	-	-	-	-

Exercised	-	-	-	-

Options outstanding - end of year	130,000	$74.28	3.08	$3,432

Options exercisable - end of year	42,500	$73.48	2.56	$1,156

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

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

Restricted stock units:

A summary of the status of the Company’s restricted stock units at March 29, 2026 and March 30, 2025 and changes during the fiscal years then ended are presented in the tables below:

March 29, 2026		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units – beginning of year	30,000	$67.59

Vested	(10,000)	$67.59

Unvested restricted stock units – end of year	20,000	$67.59

March 30, 2025		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units – beginning of year	40,000	$67.59

Vested	(10,000)	$67.59

Unvested restricted stock units – end of year	30,000	$67.59

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

The aggregate fair value of restricted stock units vested for the fiscal years ended March 29, 2026 and March 30, 2025 was $899 and $856, respectively.

3.	Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of March 29, 2026, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. The Company did not make any stock repurchases during fiscal 2026 and fiscal 2025. At March 29, 2026, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

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

March 29, 2026 and March 30, 2025

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

Under the terms of the Gatoff Employment Agreement, Mr. Gatoff initially served as Chief Executive Officer from January 1, 2007 until December 31, 2008, which period automatically extends for additional one-year periods unless either party delivers notice of non-renewal no less than 180 days prior to the end of the term then in effect. Consequently, the Gatoff Employment Agreement is expected to be extended through December 31, 2027, based on the original terms, and no non-renewal notice has been given.

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

March 29, 2026 and March 30, 2025

NOTE L – STOCKHOLDERS’ EQUITY, STOCK PLANS AND OTHER EMPLOYEE BENEFIT PLANS (continued)

5.	Defined Contribution and Union Pension Plans

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code covering all nonunion employees over age 21, who have been employed by the Company for at least one year. Employees may contribute to the plan, on a tax-deferred basis, up to 20% of their total annual salary. Historically, the Company has matched contributions at a rate of $.25 per dollar contributed by the employee on up to a maximum of 3% of the employee’s total annual salary. Employer contributions for each of the fiscal years ended March 29, 2026 and March 30, 2025 were $34 and are included in general and administrative expenses on the Consolidated Statements of Earnings.

The Company participates in a noncontributory, multi-employer, defined benefit pension plan (the “Union Plan”) covering substantially all of the Company’s union-represented employees. The risks of participating in the Union Plan are different from a single-employer plan in the following aspects: (a) assets contributed to the Union Plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the Union Plan, the Company may be required to pay the Union Plan an amount based on the underfunded status of the Union Plan, referred to as a withdrawal liability. The most recent estimate of our potential withdrawal liability is $434 as of December 31, 2025. The Company has no plans or intentions to stop participating in the plan as of March 29, 2026 and does not believe that there is a reasonable possibility that a withdrawal liability will be incurred. Any adjustment for withdrawal liability will be recorded only when it is probable that a liability exists and can be reasonably estimated, in accordance with GAAP. Contributions to the Union Plan were $10 and $9 for the fiscal years ended March 29, 2026 and March 30, 2025, respectively.

6.	Other Benefits

The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

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

Service Provider Agreement

The Company engaged a financial advisor in connection with the Merger Agreement as defined and disclosed in NOTE N – MERGER to assist the Company and to provide certain advisory services. In connection with this arrangement, the Company may be required to pay such financial advisor certain contingent fees related to their services to the extent that certain conditions are met. The contingent fees related to this arrangement are based on (i) a fixed fee that was due and paid upon the delivery of a fairness opinion in January 2026 and (ii) a percentage fee based upon the aggregate transaction value net of the fixed fee in (i) above payable upon the closing of the transaction contemplated by the Merger Agreement.

NOTE N – MERGER

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

March 29, 2026 and March 30, 2025

NOTE N – MERGER (continued)

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

March 29, 2026 and March 30, 2025

NOTE N – MERGER (continued)

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

March 29, 2026 and March 30, 2025

NOTE N – MERGER (continued)

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

On January 20, 2026, the Company entered into letter agreements (each a “Retention Agreement”) with each of Eric Gatoff, Chief Executive Officer of the Company and Robert Steinberg, the Chief Financial Officer of the Company. Under the Retention Agreements, each such individual is entitled to a cash retention bonus payment if (1) such individual is actively employed by the Company or a subsidiary as of closing under the Merger Agreement and has not given notice of his intent to resign or (2) the individual is terminated by the Company for any reason and closing under the Merger Agreement later occurs. The retention bonus payment amount is $3,250,000 for Mr. Gatoff and $1,050,000 for Mr. Steinberg. As consideration for the retention bonus payment, Mr. Gatoff agreed to non-competition provisions that apply for one (1) year following the termination of his employment by the Company for any reason.

Nathan’s Famous, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

March 29, 2026 and March 30, 2025

NOTE N – MERGER (continued)

The Company incurred approximately $3,210 in legal, accounting and advisory fees in connection with the proposed Merger during the fiscal year ended March 29, 2026, included within “General and administrative expenses” on the Consolidated Statement of Earnings.

Additional information regarding the Merger Agreement and the proposed Merger is included in the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026.

NOTE O – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.