Form 10-K/A
period 2026-03-29
NATHANS FAMOUS, INC.
filed 2026-07-24
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-35962

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter – September 26, 2025 - was approximately $310,117,000, which value, solely for the purposes of this calculation excludes shares held by the registrant’s officers and directors. Such exclusion shall not be deemed a determination by registrant that all such individuals are, in fact, affiliates of the registrant.

As of July 20, 2026, there were outstanding 4,097,661 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On June 9, 2026, Nathan’s Famous, Inc. (“Nathan’s,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended March 29, 2026 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

The Company does not intend to file a definitive proxy statement within 120 days of the end of its fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and, except as otherwise noted, does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Capitalized terms used but not defined herein shall have the meanings set forth in the Original Form 10-K.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our certificate of incorporation, as amended, presently provides for a Board of Directors consisting of not less than three nor more than twenty-seven directors. Directors are elected to a one-year term at each annual meeting of stockholders.

The Company has entered into the Merger Agreement to be acquired by Smithfield Foods. If the Merger is completed, the Company will have no public stockholders and there will be no public participation in any future meetings of the Company’s stockholders. However, if the Merger is not completed, the Company’s stockholders will continue to be entitled to attend and participate in stockholder meetings. The Company will hold an annual meeting of stockholders in 2026 only if the Merger has not already been completed and the Company remains a public company.

Our Board of Directors consists of ten directors as set forth below.

Director

Name	Age	Principal Occupation	Since
Robert J. Eide(1)(2)(3)	73	Chairman and Chief Executive Officer — Aegis Capital Corp.	1987
Eric Gatoff	57	Chief Executive Officer — Nathan’s Famous, Inc.	2005
Brian S. Genson(1)(2)(3)	77	President — F1Collectors.com	1999
Barry Leistner(1)(2)	75	President and Chief Executive Officer — Koenig Iron Works, Inc.	1989
Andrew M. Levine(3)	71	Director of Real Estate, Fingerboard Family Office	2020
Howard M. Lorber	77	Executive Chairman of the Board — Nathan’s Famous, Inc.	1987
Wayne Norbitz	78	Former President, Chief Operating Officer — Nathan’s Famous, Inc.	1989
A. F. Petrocelli(3)	82	Former (Retired) Chief Executive Officer and Chairman of the Board — United Capital Corp.	1993
Joanne Podell	80	Executive Vice Chairman For Retail Services, Cushman & Wakefield	2023
Charles Raich(3)	83	Founding Partner (Retired) — Raich Ende Malter & Co., LLP (acquired by EisnerAmper in 2022)	2004
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Director Biographies

The following is a brief account of our directors’ business experience:

Robert J. Eide has been the Chairman and Chief Executive Officer of Aegis Capital Corp., a registered broker-dealer, since 1984. Mr. Eide served as a director of Vector Group Ltd. and VGR Holding, Inc., from November 1993 until November 2011. Mr. Eide also served as a director of Ladenburg Thalmann Financial Services, Inc., an investment banking and brokerage firm from 2001 until September 2011. On March 28, 2018, Mr. Eide agreed to enter into an Order Instituting Administrative and Cease-And-Desist Proceedings, with the SEC whereby Mr. Eide, without admitting or denying the findings, consented to the entry of an order finding that he was a cause, solely in his capacity as CEO, of Aegis Capital Corp.’s violations of Sections 17(a) and Rule 17a-8 under the Securities Exchange Act of 1934. Mr. Eide brings to the Board financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director of the Company and other publicly-traded corporations.

Eric Gatoff has been our Chief Executive Officer since January 2007. Prior to becoming our Chief Executive Officer, he was Vice President and Corporate Counsel from October 2003. Prior to joining us, Mr. Gatoff was a partner at Grubman, Indursky & Schindler, P.C., a law firm specializing in intellectual property, media and entertainment law. Mr. Gatoff is a member of the New York State Bar Association and holds a B.B.A. in Finance from George Washington University and a J.D. from Fordham University School of Law. Mr. Gatoff brings to the Board knowledge and managerial experience he has attained as serving as our general counsel from 2003 and as our Chief Executive Officer since 2007, as well as his service as a director of the Company.

Brian S. Genson has been President of F1Collectors.com, a company engaged in the motor sport business, since 2006. Mr. Genson has also been president of Pole Position Investments, a company engaged in the motor sport business, since 1989. Mr. Genson serves as a managing director of F1Collectors.com and F1 Action located in Buntingford, England, which is engaged in investing in the motor sport industry. Mr. Genson has been a director of Ladenburg Thalmann Financial Services, Inc., an investment banking and brokerage firm, since 2004. Mr. Genson previously served as a director of Nathan’s from 1987 to 1989. Mr. Genson brings to the Board managerial experience and the knowledge and experience he has attained through his service as a director of the Company and other publicly-traded corporations.

Barry Leistner has been President and Chief Executive Officer of Koenig Iron Works, Inc., a company engaged in the fabrication and erection of structural steel, since 1979. Mr. Leistner is also engaged in general construction and real estate development in New York. Mr. Leistner brings to the Board managerial experience, experience in real estate development and construction, which is relevant to the Company’s restaurant operations, and the knowledge and experience he has attained through his service as a director of the Company.

Andrew M. Levine has served as the Director of Real Estate of Fingerboard Family Office since January 2020. Mr. Levine also served as Vice President, Deputy General Counsel at Advance Publications, Inc. from January 2018 to January 2020. Mr. Levine also was a partner at Sabin, Bermant & Gould LLP from 1991 until 2017. Mr. Levine brings to the Board broad experience in real estate matters which is relevant to the Company’s restaurant operations.

Howard M. Lorber has been our Executive Chairman of the Board since January 2007 and a director since 1987. Mr. Lorber previously served as our Chairman of the Board from 1990 through December 2006 and as our Chief Executive Officer from 1993 until December 2006. Mr. Lorber served as President and Chief Executive Officer of Vector Group Ltd., a holding company from January 2006 to October 2024; a director from January 2001 to October 2024; and as President and Chief Operating Officer from January 2001 to December 2005. He also served as Chief Executive Officer of Vector Group’s wholly owned subsidiary, New Valley, LLC until October 2024. Mr. Lorber became Chairman of Douglas Elliman in 2003. In December 2021, Vector Group Ltd. completed the spin-off of Douglas Elliman Inc. (NYSE: DOUG). Mr. Lorber served as Chairman of the Board of Directors, President and Chief Executive Officer of Douglas Elliman Inc. and Executive Chairman of its subsidiary, Douglas Elliman Realty, LLC until October 2024. Mr. Lorber served as Vice Chairman of the Board of Directors of Ladenburg Thalmann Financial Services, Inc., an investment banking and brokerage firm, from July 2006 to December 2019 and as Chairman from May 2001 to July 2006. He also previously served as a director of Borders Group, Inc., an international bookseller; a director of Morgans Hotel Group Co., a hotel company; and as a member of the Board of Directors of United Capital Corp., a manufacturing and real estate company. He currently serves on the Board of Directors of Clipper Realty Inc., a real estate company, since July 2015. He is also a trustee of Long Island University, Co-Chairman of the Silver Shield Foundation — a non-profit organization that provides financial assistance towards the educational costs of children of police officers and firefighters killed in the line of duty, board member of Garden of Dreams, trustee of Mount Sinai Medical Center in Miami, a trustee of the University of Miami Real Estate Advisory Board and Citizen’s Advisory Board, a trustee of Alpha Epsilon Pi (AEPi), and a member of the Florida Highway Patrol Advisory Board. From 2017 to 2021, Mr. Lorber served as Chairman of the United States Holocaust Memorial Museum. Mr. Lorber brings to the Board the knowledge and managerial experience he has attained while previously serving as our Chief Executive Officer and Executive Chairman, as well as the experience he has attained through his service as an officer and director of other publicly traded corporations.

Wayne Norbitz was a consultant to the Company from August 2015 to December 2017 and an employee of the Company from 1975 to August 2015, including as our President and Chief Operating Officer from October 1989 to August 2015. He previously held the positions of Director of Operations, Vice President of Operations, Senior Vice President of Operations and Executive Vice President. Prior to joining us, Mr. Norbitz held the position of Director of Operations of Wetson’s Corporation. Mr. Norbitz brings to the Board knowledge and managerial experience he has attained previously serving as one of our executive officers in various capacities from October 1989 to August 2015.

A.F. Petrocelli served as Chairman of the Board of Directors and Chief Executive Officer of United Capital Corp., a company engaged in the ownership and management of real estate and the manufacture and sale of engineered products, from 1981 until his retirement in 2019. Mr. Petrocelli also served as President of United Capital Corp. from 1981 until February 2018. He was a director of the Boyar Value Fund, Inc., a public mutual fund, from 1997 to 2007. Mr. Petrocelli brings to the Board managerial experience, his experience in the real estate industry, which is relevant to the Company’s restaurant operations, and the knowledge and experience he has attained through his service as a director of the Company and as a director of other publicly-traded companies.

Joanne Podell has served as the Executive Vice Chairman for Retail Services at Cushman & Wakefield, a commercial real estate service firm, since December 2016. Prior to that she held the position of Vice Chairman from 2002 to 2016. Prior to her tenure at Cushman & Wakefield she was an associate at Newmark Group, Inc., a real estate advisory and services firm, from 1995 to 1999 and then served as Vice President from 1999 to 2002. Ms. Podell brings to the Board broad experience in real estate matters which is relevant to the Company’s restaurant operations.

Charles Raich has been a Retired Founding Partner since December 31, 2014 of Raich Ende Malter & Co., LLP, a registered public accounting firm, which he founded in 1972. Prior to that time, he was Founding Partner from January 2013 and Co-Managing Partner from 2010 to January 2013 and prior thereto for more than five years, Mr. Raich was the Managing Partner of Raich Ende Malter & Co., LLP. His early career included positions at both Lybrand, Ross Brothers and Montgomery and Gruntal & Co. Mr. Raich is a graduate of Hofstra University and is a certified public accountant. Mr. Raich brings to the Board financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his service as a director of the Company.

MANAGEMENT

Officers of the Company

Our current executive officers are:

Name	Age	Position with the Company
Eric Gatoff	57	Chief Executive Officer
Robert Steinberg	57	Vice President Finance, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary
Howard M. Lorber	77	Executive Chairman of the Board
Leigh Platte*	67	Senior Vice President, Food Service
*	Not an NEO.

Robert Steinberg has served as our Vice President Finance, Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary since June 30, 2020. Prior to June 30, 2020, Mr. Steinberg served as Corporate Controller of the Company since 2014. Before joining the Company in 2014, Mr. Steinberg served as a divisional controller at Calvin Klein, Inc., a wholly-owned subsidiary of PVH Corp. from 1999 to 2013. Prior to 1999, Mr. Steinberg was a manager in the audit practice of EY LLP. Mr. Steinberg holds a B.S. in Accounting from Binghamton University. Mr. Steinberg is also a Certified Public Accountant and a member of the New York State Society of Certified Public Accountants as well as the American Institute of Certified Public Accountants.

Leigh Platte has been our Vice President, Food Service since June 2014. Mr. Platte was promoted to Senior Vice President in September 2018. Prior to June 2014, Mr. Platte was previously employed by ConAgra Foods. During his tenure at ConAgra Foods from 1999 to 2014, he held different management positions to include Director of Marketing, Hebrew National Marketing, Vice President Sales and Marketing for Hebrew National Foodservice and Director Sales for the Emerging Chain Group, which included the broader ConAgra Foods product portfolio. His responsibilities comprised retail and foodservice businesses and included national accounts, distributors, alliances, sports and entertainment sponsorship properties and the customer service group. Mr. Platte holds a B.S. degree in Business Management and Marketing from Ithaca College.

For the biographies of Mr. Gatoff and Mr. Lorber, please see “Director Biographies.”

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16 Reports

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

Based solely on our review of the copies of the forms we have received, we believe that all our officers, directors and greater than ten percent beneficial owners complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2026.

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

Audit Committee

The members of our Audit Committee are Robert Eide (Chairman), Brian Genson and Barry Leistner. All three members of the Audit Committee satisfy the independence requirements of Rule 10A-3 of the Exchange Act and Rule 5605 of the NASDAQ listing standards. We currently do not have an “audit committee financial expert.” Nevertheless, the Audit Committee has available to it the financial education and experience of Charles Raich, an independent director under NASDAQ listing standards, to perform the functions of an audit committee financial expert. Mr. Raich has the financial education and experience necessary to qualify as an “audit committee financial expert”; however, Mr. Raich has not served on the Audit Committee because, due to his prior association with Raich Ende Malter & Co., LLP, an independent public accounting firm (acquired by EisnerAmper in 2022) which has received fees from Nathan’s in respect of tax services.

Insider Trading Policy

We have insider trading policies that, among other things, prohibit Board members, officers and employees from transacting in our Company’s shares while in the possession of material nonpublic information which includes, without limitation, prohibitions for Board members and officers to purchase securities or other financial instruments, or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s securities or diminish the full ownership risks and rewards of their direct or indirect Company stock holdings, including without limitation “costless collars,” forward sale contracts, equity swaps, and exchange funds.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Executive Summary

In considering our executive compensation policies and practices, we seek to balance our interest in limiting operating expenses and minimizing stockholder dilution with our interest in using compensation to attract, retain and motivate employees. In reconciling these competing concerns, we strive to act in the long-term best interests of the Company and our stockholders. The elements of our executives’ total compensation are base salary, cash bonuses, cash incentive awards, stock incentive awards, retirement and other employee benefits and, for certain NEOs, severance protection for certain actual or constructive terminations of employment and other benefits payable upon death or disability.

The Compensation Committee has worked directly with an independent compensation consultant from time to time to assist in certain compensation determinations. The Compensation Committee has in the past retained GK Partners, an independent compensation consulting firm, to advise it with respect to the compensation of certain of its executive officers. The Compensation Committee may continue to retain outside executive compensation consulting firms (which historically have provided no other services to the Company) to provide general compensation expertise.

Advisory Vote on Executive Compensation

We conducted a non-binding advisory vote on executive compensation at our 2023 Annual Meeting, which our stockholders voted should be held every three years. At the 2023 Annual Meeting of Stockholders, 76.0% of the votes cast on the advisory vote on executive compensation proposal were in favor of our NEO compensation as disclosed in the 2023 proxy statement. The Compensation Committee reviewed these final vote results and determined that, given the significant level of support, fundamental changes to our executive compensation policies were not necessary. Despite the affirmative vote, however, the Compensation Committee believes that continual review of our executive compensation programs and their alignment to Company and stock price performance is in the best interests of our stockholders.

Risk Considerations

The Compensation Committee has considered whether our executive compensation program creates risks that are reasonably likely to have a material adverse effect on the Company and concluded that it does not. In reaching its conclusion, the Compensation Committee considered the Company’s strategic goals and operational practices and evaluated the design of its compensation programs to assess whether these programs foster a business environment that might drive inappropriate decision-making or behavior. While a significant portion of certain executives’ compensation may be performance-based, historically, the majority of our NEOs’ cash compensation typically consists primarily of base salary, which we believe mitigates inappropriate or excessive risk-taking that could harm stockholder value, though in Fiscal 2024, Fiscal 2025 and Fiscal 2026 the bonus or the non-equity incentive plan compensation for Mr. Gatoff exceeded his base compensation. To the extent that executives receive equity incentive awards, historically such awards have been long-term awards that were intended to align executives’ interests with those of our stockholders.

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

We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives. The material elements of our executive compensation program consist of:

●	base salary;
●	bonus;
●	equity based compensation (i.e., stock options and restricted stock);

●	retirement benefits (i.e., 401(k));
●	perquisites; and
●	severance and other benefits payable upon certain termination events.

Base salaries, perquisites, retirement benefits and severance and other termination benefits are all primarily intended to attract and retain qualified executives. These are the elements of our current executive compensation program where the value of the benefit in any given year is not dependent on performance (although base salary amounts and benefits determined by reference to base salary may increase from year to year depending on cost-of-living or performance, among other things). We believe that in order to attract and retain top-caliber executives, we need to provide executives with predictable benefit amounts that reward their continued service. Some of the elements, such as base salaries and perquisites, are generally paid out on a short-term or current basis. Retirement or severance benefits are paid out on a longer-term basis upon retirement or other termination of employment. We believe that this mix of long-term and short-term elements allows us to achieve our dual goals of attracting and retaining executives (with the longer- term benefits geared toward retention and the short-term awards focused on recruitment).

Annual bonuses payable to our NEOs are intended to motivate their performance to achieve specific financial, strategic and operating objectives. Each bonus is in an amount determined by the Compensation Committee. We believe the bonuses paid to our NEOs help us to attract and retain executives. Each executive’s annual bonus is paid out on an annual short-term basis and is designed to reward performance for the applicable fiscal year, taking into consideration historical performance and whether or not the executive has taken steps in that period to achieve the Company’s long-term strategic and operating objectives, including objectives that may not be realized until succeeding fiscal periods.

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

Historically, the Company has not established fixed quantitative goals for any of the objectives or metrics evaluated for the purpose of determining the amount of any bonus or equity-based compensation to be awarded. Generally, the Compensation Committee has awarded bonuses as a means of incentivizing its NEOs (other than Mr. Lorber) which, prior to the fiscal year ended March 28, 2021, included quantitative goals based upon predetermined financial targets which were approved by the Company’s stockholders at the Company’s 2016 Annual Meeting of Stockholders. Such plans were also intended to ensure that the Company could rely on the “performance based” exception with respect to the tax deductibility of compensation to an NEO in excess of $1,000,000. Pursuant to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the “performance based” compensation exemption with respect to the tax deductibility of compensation received by NEOs in excess of $1,000,000 has been eliminated.

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

The Compensation Committee has not engaged in benchmarking to establish the compensation payable to its executive officers in part because the Company’s business model has evolved to become more entrepreneurial and is no longer that of a traditional restaurant and franchise business. A large portion of the Company’s revenue and operating profit is generated by its Branded Product and retail licensing programs. Consequently, the Compensation Committee does not believe that traditional restaurant and franchise companies are actual peers for the purpose of performing a benchmark analysis and does not currently intend to engage in benchmarking in the future for the purpose of evaluating or establishing the compensation payable to its NEOs.

In fiscal 2007, the Compensation Committee sought the advice of GK Partners regarding the compensation of Eric Gatoff and Howard Lorber, both of whom entered into employment agreements on December 15, 2006, effective January 1, 2007. In June 2011, the Compensation Committee again retained GK Partners. GK Partners evaluated the Company’s compensation program to determine whether the Company adequately links pay to performance and concluded that it does. Subsequently, the Compensation Committee increased Mr. Gatoff’s annual base compensation to $375,000 in June 2014; to $500,000 in June 2016, and to $625,000 in June 2022 based on its view that Mr. Gatoff’s compensation and benefits arrangements were within the range of Chief Executive Officer compensation, benefit and perquisite practices then found in other public companies as well as the overall performance of the Company.

Mr. Lorber’s employment agreement was amended in December 2012 to increase his base compensation to $600,000 per annum and provided for the grant of 50,000 shares of restricted stock. On December 6, 2017, Mr. Lorber’s employment agreement was further amended by extending the term of the employment agreement from December 31, 2017 to December 31, 2022 and increasing his base compensation from $600,000 to $1,000,000 per annum. On December 8, 2022, Mr. Lorber’s employment agreement was further amended by extending the term of employment agreement from December 31, 2022 to December 31, 2027 and provided for the grant of 50,000 restricted stock units which vest in equal installments over five years. The Compensation Committee was of the view that Mr. Lorber’s compensation and benefits arrangements, as set forth in his employment agreement, were within the range of executive compensation, benefit and perquisite practices then found in other public companies.

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

Howard M. Lorber. On December 15, 2006, the Company entered into an employment agreement with Howard M. Lorber (the “Lorber Agreement”) pursuant to which Mr. Lorber was appointed as Executive Chairman of the Board of the Company effective January 1, 2007 through December 31, 2012. On November 1, 2012, the employment agreement with Mr. Lorber was extended to December 31, 2017; on December 6, 2017, the employment agreement with Mr. Lorber was further extended to December 31, 2022; and on December 8, 2022, the employment agreement with Mr. Lorber was further extended to December 31, 2027.

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

For the two NEOs with employment agreements, base salaries are determined in accordance with the terms of such agreements, as amended. The base salaries reflected in the employment agreements for Messrs. Gatoff and Lorber were initially established by the Compensation Committee. The base salary of Mr. Steinberg is reviewed annually by the Compensation Committee in consultation with our Executive Chairman and our Chief Executive Officer, taking into consideration his role and responsibility within our Company, as well as his experience and prior performance. In addition, the base salaries of all of our NEOs are reviewed annually by the Compensation Committee, which may make adjustments for cost-of- living increases and to reward performance.

The base salary that was paid to each NEO in fiscal 2026 is the amount reported for such officer in the designated column of the Summary Compensation Table.

Annual Bonuses

In determining the amount of any annual bonus payable to each of our NEOs, the Compensation Committee historically has evaluated such NEO’s performance measured against the Company’s achievement of its financial and operating objectives.

Nathan’s financial objectives include:

●	increasing each of revenues, profits from continuing operations, pre-tax cash flow, net income and earnings per share;
●	managing cash balances; and
●	controlling corporate general and administrative expenses.

There are also operating objectives that are specific to the Company’s individual revenue centers (i.e., Company-owned restaurants, franchising, the Branded Product Program and retail licensing), all of which are designed to increase revenue and profit, as follows:

●	the level of sales at and cash contribution from Company-owned restaurants;
●	the number of new franchised and Branded Menu locations;
●	the amount of franchise fees and royalties earned from franchised and Branded Menu locations;
●	the level of sales and tonnage of products sold through the Branded Product Program;
●	the number of new Branded Product locations;
●	controlling the cost of goods sold through the Branded Product Program;
●	the amount of license royalties earned through the retail licensing program; and
●	the ability to control revenue-center specific overhead expenses.

Pursuant to Mr. Gatoff’s employment agreement, as amended, the amount of his bonus has historically been established by the Compensation Committee after considering the recommendation of the Executive Chairman of the Board based on Mr. Gatoff’s performance measured against the Company’s financial, strategic and operating objectives, including objectives that may not be realized until future periods, as described above. For fiscal 2026, Mr. Gatoff received a discretionary cash bonus of $1,000,000.

Mr. Lorber’s current employment agreement does not provide for a contractually-required bonus.

Nevertheless, since Mr. Lorber is eligible for participation in the Company’s executive bonus program, the Compensation Committee may award bonuses to Mr. Lorber from time to time as it deems appropriate.

For fiscal 2026, Mr. Steinberg received a discretionary cash bonus of $200,000.

Retention Bonus Agreements

On January 20, 2026, the Company entered into letter agreements with each of Eric Gatoff, our Chief Executive Officer (the “Gatoff Retention Agreement”), and Robert Steinberg, our Chief Financial Officer of the Company (the “Steinberg Retention Agreement” together with the Gatoff Retention Agreement, the “Retention Bonus Agreements”). Under the Retention Bonus Agreements, each such individual is entitled to a cash retention bonus payment if (1) such individual is actively employed by the Company or a subsidiary as of closing under the Merger Agreement and has not given notice of his intent to resign or (2) the individual is terminated by the Company for any reason and closing under the Merger Agreement later occurs. The retention bonus payment amount is $3,250,000 for Mr. Gatoff and $1,050,000 for Mr. Steinberg. As consideration for the retention bonus payment, Mr. Gatoff agreed to non-competition provisions in the Gatoff Retention Agreement that apply for one year following the termination of his employment by the Company for any reason. See “Potential Payments Upon Change in Control - Retention Bonus Agreements” for more information.

Annual Incentive Plans

Equity-Based Compensation

The Compensation Committee has periodically granted equity awards under the Company’s stock incentive and stock option plans. The Compensation Committee does not use constant criteria in the granting of equity compensation. The Compensation Committee makes a subjective determination of the effectiveness of each NEO and the extent of his contributions to our success, taking into consideration each NEO’s responsibilities, his performance during prior years and his expected future contribution to the Company’s performance and, based on that determination, may reward an executive through an award of equity compensation. Grants of equity awards are also designed to link an increase in stockholder value to compensation. Through the use of stock awards, an increase in stock price will result in an increase in value for the grantee, which ties an increase in stockholder value to our executives’ compensation.

Historically, the form of stock awards available for grant was limited to stock options or restricted stock. However, under the 2019 Stock Incentive Plan, as amended, employees may receive grants of stock options, restricted stock, or restricted stock units, stock appreciation rights and other stock-based awards. At March 29, 2026, an aggregate of 38,584 shares were available for grants of options or stock appreciation rights or 134,808 shares were available for grants of restricted stock or restricted stock units under the Nathan’s 2019 Stock Incentive Plan, as amended. Restricted stock and restricted stock units will be subject to such restrictions as the Compensation Committee may impose. Under the terms of the 2019 Stock Incentive Plan, the term of any stock options may be no more than five years. The term of an option is determined at the time of grant. The purchase price of the shares of our common stock subject to each option granted is not less than 100% of the fair market value of our common stock at the date of grant. In connection with an amendment to Mr. Lorber’s employment agreement, Mr. Lorber was granted 50,000 restricted stock units on December 8, 2022.

Our 2019 Stock Incentive Plan provides that the Compensation Committee may adjust the number of shares under outstanding awards and for which future awards may be granted in the event of reorganization, stock split, reverse split, stock dividend, cash dividend, exchange or combination of shares, merger or any other change in capitalization. The participants in these plans may include officers, directors and employees of, or consultants to, Nathan’s and its subsidiaries or affiliates. Stockholders of the Company approved the Company’s 2019 Stock Incentive Plan which became effective July 1, 2020. See “Equity Plan Information.”

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

Retirement Benefits and Deferred Compensation Opportunities 401(k) Savings Plan

We sponsor a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Our NEOs participate in this program on the same terms as our other employees. All non union employees over age 21 who have been employed by us for at least one year are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 20% of their total annual salary, but in no event more than the maximum permitted by the Code ($31,000 in calendar 2025), including $7,500 catch up contributions for employees 50 and over). Company contributions are discretionary. For the plan year ended December 31, 2025, we elected to make matching contributions at the rate of $.25 per dollar contributed by each employee on up to 3% of the employee’s total salary, vesting at the cumulative rate of 20% per year of service starting one year after commencement of service and, accordingly, after six years of an employee’s service with us, matching contributions are fully vested. As of December 31, 2025, 68 employees had elected to participate in the plan (include both active participants and separated from service participants). For the fiscal year ended March 29, 2026, we contributed approximately $34,000 to the 401(k) plan, of which $2,535 was a matching contribution for Mr. Gatoff and $2,559 was a matching contribution for Mr. Steinberg.

Deferred compensation, through both employer and employee contributions to the Nathan’s 401(k) plan, is a tax-advantaged means of providing the NEOs with additional compensation that supplements their base salaries and bonus opportunities.

Perquisites

In addition to base salaries and annual bonus opportunities, Nathan’s provides the NEOs with certain perquisites. We believe that certain perquisites are often a tax-advantaged way to provide the NEOs with additional annual compensation that supplements their base salaries and bonus opportunities. When determining each NEO’s base salary, either by contract or otherwise, we take into consideration the value of each NEO’s perquisites. Perquisites did not constitute a material portion of the compensation paid to our NEOs for fiscal 2026. We provide our NEOs with limited perquisites and personal benefits that we and the Compensation Committee believe are consistent with our executive compensation philosophy and objectives.

The Compensation Committee believes the perquisites provided to our NEOs for fiscal 2026 — which included various insurance coverages and auto and gas allowances, as reported in the “All Other Compensation” column of the Summary Compensation Table below, and are further described in the “All Other Compensation” table following the Summary Compensation Table — are reasonable and consistent with our past practices.

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

Stock Ownership Guidelines

In June 2009, the Board of Directors adopted a Stock Retention Plan. Pursuant to the Stock Retention Plan, at the time that any officer or director exercises a stock option, he will be required to retain 331∕3% of the total number of shares underlying options then-issued. In addition, officers and directors are required to retain 331∕3% of the shares owned on the date of adoption of the Stock Retention Plan. Notwithstanding the terms of the Stock Retention Plan, the Board may determine to waive the requirement that shares be retained under certain circumstances.

Tax and Accounting Implications

The Lorber Agreement has contained an excise tax gross-up provision since 2006 with respect to Section 280G of the Code, the time that Company first entered into that agreement. The Compensation Committee’s current policy is that executives should be responsible for the taxes payable by them with respect to their compensation. However, the Lorber Agreement has contained an excise tax gross-up provision since 2006, the time the Company first entered into that agreement, and accordingly, the Compensation Committee deemed it appropriate to continue such provision when it approved the amendment to Mr. Lorber’s employment contract. In addition, in unusual circumstances where the Compensation Committee believes that accommodations have to be made to recruit or retain an executive to become or remain employed by the Company, as the case may be, reimbursement for taxes payable may be included in contracts; but even in those circumstances, the “gross ups” will be limited to payments triggered by both a change in control and termination of employment and will be subject to a three-year sunset provision.

Compensation Committee Report

The Company’s Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the non-employee directors named at the end of this report, each of whom is independent as defined by the NASDAQ Listing Rule 5605(a)(2). The Compensation Committee has reviewed and discussed with management the disclosure contained in the Compensation Discussion and Analysis set forth herein. Based upon this review and our discussions, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this Amendment.

Compensation Committee of the Board of Directors
Robert J. Eide, Chairman
Brian S. Genson
Barry Leistner

SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. However, unless the Company specifically states otherwise in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, this Compensation Committee Report shall not constitute soliciting material, shall not be deemed to be incorporated by reference to the Original Form 10-K or this Amendment or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language in any such filing.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 29, 2026 (“Fiscal 2026”), Messrs. Eide, Genson and Leistner served on the Compensation Committee. No member of the Compensation Committee is or has been a former or current officer or employee of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

Compensation of NEOs

The Summary Compensation Table should be read in connection with the tables and narrative descriptions that follow. The Outstanding Equity Awards at Fiscal 2026 Year-End table and information under the heading “Option Exercises and Stock Vested in Fiscal 2026” provide further information on the NEOs’ potential realizable value and actual value realized with respect to their equity awards.

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

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary(1)	Bonus	Award	Award	Compensation	Earnings	Compensation (2)	Total
Name and Principal Position	Year(1)	($)	($)	($)	($)	($)	($)	($)	($)
Eric Gatoff	2026	$625,000	$1,000,000	—	—	—	—	$63,729	$1,688,729
Chief Executive Officer	2025	$625,000	$1,000,000	—	—	—	—	$69,216	$1,694,216
	2024	$637,019	$750,000	—	—	—	—	$53,068	$1,440,087

Robert Steinberg	2026	$325,000	$200,000	—	—	—	—	$23,326	$548,326
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary	2025	$325,000	$200,000	—	—	—	—	$23,509	$548,509
	2024	$229,327	$175,000	—	—	—	—	$21,075	$425,402

Howard M. Lorber	2026	$1,000,000	—	—	—	—	—	$24,715	$1,024,715
Executive Chairman of the Board	2025	$1,000,000	—	—	—	—	—	$24,787	$1,024,787
	2024	$1,000,000	$1,000,000	—	—	—	—	$22,680	$2,022,680
(1)	Our fiscal year ends on the last Sunday in March, which results in a 52 or 53 week year. The fiscal year ended March 31, 2024 was on the basis of a 53 week period and the fiscal years ended March 29, 2026 and March 30, 2025 were each on the basis of a 52 week period. Salaries reflect the number of weeks in the reporting period. Mr. Steinberg’s annual base compensation was increased from $225,000 to $325,000 in April 2024.
(2)	The amounts set forth in this column represent the dollar amount of compensation paid or accrued by each of our NEOs which is not reported in any of the columns of this Summary Compensation Table to the left of this column. Please see the All Other Compensation Table below for a more detailed explanation of the compensation earned by each NEO which comprises the aggregate amounts disclosed in this column.

All Other Compensation Table

	Company		Mobile	Auto
	Matched 401(k)	Insurance	Telephone	Allowance/Expense	Total All Other
	Contributions	Premiums	Payments	Reimbursement	Compensation
Name	($)(1)	($)(2)	($)	($)	($)
Eric Gatoff	$2,535	$32,378	$1,246	$27,570	$63,729
Robert Steinberg	$2,559	$2,396	$—	$18,371	$23,326
Howard M. Lorber	$—	$715	$—	$24,000	$24,715
(1)	The amounts set forth in this column represent the dollar amount of Company contributions to each NEO under our 401(k) Plan in fiscal year 2026. Additional information regarding our 401(k) Plan is set forth in the “Compensation Discussion and Analysis” section herein.
(2)	The amounts in this column represent Company contributions for premiums for group life, medical, dental, and long-term disability insurance for each of the NEOs during fiscal year 2026. Also includes health care deductibles paid on behalf of NEOs.

The Company did not grant any stock options, restricted stock or restricted stock units to NEOs during fiscal year 2026. Accordingly, this Amendment to the Original Form 10-K for the year ended March 29, 2026 does not include the Grants of Plan-Based Awards table.

Policies and Practices Related to the Grant of Certain Equity Awards.

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. While we do not have a formal policy with respect to the timing of awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs, historically, including during Fiscal 2026, our Compensation Committee has not granted such awards. In certain circumstances, including the hiring or promotion of an officer, the Compensation Committee may approve grants to be effective at other times.

OUTSTANDING EQUITY AWARDS AT FISCAL 2026 YEAR-END

	Option Awards				Stock Award
Equity
							Equity	Incentive
							Incentive	Plan Awards:
							Plan Awards:	Market or
						Market	Number of	Payout Value
					Number	Value of	Unearned	of Unearned
	Number of	Number of			of Shares	Shares or	Shares, Units	Shares, Units
	Securities	Securities			of Units of	Units of	or Other	or Other
	Underlying	Underlying	Option		Stock	Stock	Rights That	Rights That
	Unexercised	Unexercised	Exercise	Option	That	That	have not	have not
	Options (#)	Options (#)	Price	Expiration	Have Not	have Not	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	Vested(1)	Vested(2)	($)	($)
Eric Gatoff	—	—	$—	—	—	$—	$—	$—
Chief Executive Officer
Robert Steinberg	—	—	$—	—	—	$—	$—	$—
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Howard M. Lorber	—	—	$—	—	20,000	$2,013,600	$—	$—
Executive Chairman of the Board
(1)	Consists of 20,000 restricted stock units which vest equally over two years on December 8, 2026 and December 8, 2027.
(2)	The market value of the time-based restricted stock units was determined based on the closing price of our common stock on the last trading day of the 2026 fiscal year, March 27, 2026, which was $100.68.

2019 Stock Incentive Plan

The 2019 Stock Incentive Plan provides for the grant of stock options, stock appreciation rights and other stock-based awards, restricted stock, and restricted stock units to executive officers, other employees of and consultants to the Company, its affiliates and subsidiaries, and non-employee directors of the Company. The Compensation Committee administers the 2019 Stock Incentive Plan and will determine whether to make any such grant and, if it so determines, the nature of the award and the number of shares applicable to such award.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2026

	Options Awarded		Stock Awarded
	Number		Number
	of Shares	Value	of Shares	Value
	Acquired	Realized on	Acquired on	Realized on
	on Exercise	Exercise	Vesting	Vesting
	(#)	($)	(#)	($)
Eric Gatoff	—	—	—	—
Chief Executive Officer
Robert Steinberg	—	—	—	—
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Howard M. Lorber	—	—	10,000	$898,700
Executive Chairman of the Board

Nonqualified Deferred Compensation

Neither the Company nor any NEO made any contribution, distribution or withdrawal as relates to the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

Severance Provisions of Employment Agreements and Estimation of Benefits — The employment agreements with each of Messrs. Gatoff and Lorber provide that on the termination of his agreement, the NEO is entitled to certain payments as follows:

Eric Gatoff

●	Termination by the Company without Cause (as defined in Mr. Gatoff’s employment agreement): salary for the remainder of the contract term;
●	Termination by the Company for Cause (as defined in Mr. Gatoff’s employment agreement): salary, reimbursable expenses and benefits through the date of termination;
●	Death: salary and bonus for balance of contract term with the bonus being equal to the amount of bonus paid or payable for the preceding fiscal year, plus reimbursable expenses and benefits through the end of the term;
●	Disability: lump sum equal to his then base salary and bonus with the bonus being equal to the amount of bonus paid or payable for the preceding fiscal year; and
●	Change-in-control: if Mr. Gatoff’s employment agreement is terminated within one year (by the Company without cause or by Mr. Gatoff for any reason) of a Change in Control (as defined in Mr. Gatoff’s employment agreement) of the Company, Mr. Gatoff is, entitled to a lump sum cash payment in an amount equal to his annual base salary plus bonus (paid or payable for the most recently-completed fiscal year).

Howard M. Lorber

●	In the event of any termination other than for Cause (as defined in Mr. Lorber’s employment agreement), Mr. Lorber is entitled to receive: salary through the date of termination, unused vacation from prior years, annual bonus for the current fiscal year prorated through the date of termination, any bonus previously awarded but not yet paid, any deferred compensation and other benefits that have vested through the date of termination;
●	Termination by the Company without Cause or by Mr. Lorber for Good Reason (as defined in Mr. Lorber’s employment agreement): in addition to the benefits specified immediately above in connection with a termination other than for Cause, salary and bonus for the remainder of the contract term, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination, continued participation in benefit plans, provided that if participation is precluded in any such benefit plans, Mr. Lorber shall be entitled to after tax economic equivalent of the benefits under such plans until the end of the contract term and the economic equivalent of any benefit foregone shall be deemed to be the lowest cost that Mr. Lorber would incur in obtaining such benefit on an individual basis, perquisites until the end of the contract term and any other benefits in accordance with applicable plans and programs of the Company until the end of the contract term;
●	Termination by the Company for Cause: salary through the date of termination, unused vacation and any bonus previously awarded but not yet paid;
●	Death or Disability (as defined in Mr. Lorber’s employment agreement): in addition to the benefits specified above in connection with a termination other than for Cause,: annual salary and annual bonuses for a three-year period, which bonus shall be equal to the average of the annual bonuses awarded to him during the three fiscal years preceding the fiscal year of termination offset by, only in the case of disability, any long term disability insurance benefit that the Company has provided for him and for which it has paid the applicable group or individual insurance premiums;
●	Due to expiration of Mr. Lorber’s employment agreement or, if earlier, upon termination (i) by mutual agreement, (ii) by Retirement (as defined in Mr. Lorber’s employment agreement), or (iii) due to a Change in Control (as defined in Mr. Lorber’s employment agreement), Mr. Lorber shall become a consultant to the Company for a three-year term, during which he will receive compensation of $200,000 per year; and
●	Change-in-control: if Mr. Lorber’s employment agreement is terminated within one year (by the Company without Cause or by the executive for any reason other than Cause, Retirement, death or Disability) following a Change in Control, in addition to the benefits specified above in connection with a termination other than for Cause, Mr. Lorber is entitled to a lump sum cash payment equal to the greater of (A) his annual salary and annual bonuses for the remainder of the employment term (including a prorated bonus for any partial fiscal year), which bonus shall be equal to the average of the annual bonuses awarded to Mr. Lorber during the three fiscal years preceding the fiscal year of termination, or (B) 2.99 times Mr. Lorber’s annual salary and annual bonus for the fiscal year immediately preceding the fiscal year of termination, as well as a lump sum cash payment equal to the difference between the exercise price of any exercisable options having an exercise price of less than the then current market price of our common stock and such then current market price, continued participation in benefit plans, provided that if participation is precluded in any such benefit plans, Mr. Lorber shall be entitled to after tax economic equivalent of the benefits under such plans until the end of the contract term and the economic equivalent of any benefit foregone shall be deemed to be the lowest cost that Mr. Lorber would incur in obtaining such benefit on an individual basis, perquisites until the end of the contract term, any other benefits in accordance with applicable plans and programs of the Company until the end of the contract term and a tax gross-up payment to cover any excise tax due.

Retention Bonus Agreements

In connection with the Merger, the Board of Directors and Compensation Committee of the Board approved the Retention Bonus Agreements. See “Compensation Discussion and Analysis - Retention Bonus Agreements” for more information.

Estimation of Benefits

The following tables were prepared as though each NEO’s employment was terminated on March 29, 2026 using the closing price of the Company’s common stock as of Friday, March 27, 2026 ($100.68) and the respective NEO’s salary then in effect. The amounts under the columns which reflect a Change in Control assume that a change in control occurred on March 29, 2026 and the Merger was consummated on March 29, 2026. However, the executives’ employment was not terminated on March 29, 2026, a change in control did not occur on that date and the Merger was not consummated on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those described if either or both of them occur on any other date or at any other price, or if any assumption is not correct in fact.

Stock options that become vested due to a change in control are valued based on their “spread” (i.e., the difference between the stock’s fair market value and the exercise price). The value of restricted stock is based on the market price of the Company’s common stock as of Friday, March 27, 2026.

Eric Gatoff

Termination
				Termination	by Company
				by Company	without
	Termination			for Cause or	Cause or by
	by Company			Voluntary	Named
	without		Termination	Termination	Executive
	Cause or by		by Company	by Named	Officer with
	Named		of Named	Executive	Good Reason
	Executive		Executive	Officer	upon a
	Officer with		Officer due	Without	Change in
	Good Reason	Death	to Disability	Good Reason	Control
Cash Severance(1)	$528,125	$1,528,125	$1,528,125	$59,375	$4,934,375	(2)
Value of Accelerated Unvested Equity	—	—	—	—	—
Benefits Continuation	—	—	—	—	—
(1)	Includes accrued vacation pay of $59,375 as of March 29, 2026.
(2)	Includes a bonus payment of $3,250,000 pursuant to the Gatoff Retention Agreement.

Robert Steinberg

Termination
					Termination	by Company
					by Company	without
				Termination	for Cause or	Cause or by
				by Company	Voluntary	Named
	Termination			of Named	Termination	Executive
	by Company			Executive	by Named	Officer upon a
	without			Officer due	Executive	Change in
	Cause		Death	to Disability	Officer	Control
Cash Severance(1)	$251,639	(2)	$26,639	$26,639	$26,639	$1,301,639	(2)(3)
Value of Accelerated Unvested Equity	—		—	—	—	—
(1)	Represents accrued vacation pay of $26,639 as of March 29, 2026.
(2)	For Mr. Steinberg, the Company’s Severance Pay Plan (the “Company Severance Plan”) provides that a severance amount equal to the sum of (i) two weeks of an employee’s regular rate of salary (determined on a weekly basis), but excluding bonuses, overtime pay, incentives, commissions, other extra compensation and reimbursement of expenses, as applicable (“Base Pay”), plus one week of Base Pay for each completed year of employment from the most recent hire date until the date of termination of employment with the Company in excess of three years up to a maximum of ten weeks of Base Pay and (ii) a discretionary amount to be determined by the Company’s Chief Executive Officer, but not less than twenty-six weeks, provided that any amount of severance under the Company Severance Plan must be approved by the Company’s Chief Executive Officer and human resources department and provided further that the Company in its sole discretion and on a case by case basis may increase or decrease the amount of severance pay. An employee is eligible for severance benefits under the Company Severance Plan if, in the Company’s sole discretion, the Company determines that the employee’s employment with the Company is being terminated involuntarily, and such other circumstances as the Company deems appropriate for payment of severance benefits.
(3)	Includes a bonus payment of $1,050,000 pursuant to the Steinberg Retention Agreement.

Howard Lorber

Termination
				Termination	by Company
				by Company	without
	Termination			for Cause or	Cause or by
	by Company			Voluntary	Named
	without		Termination	Termination	Executive
	Cause or by		by Company	by Named	Officer with
	Named		of Named	Executive	Good Reason
	Executive		Executive	Officer	upon a
	Officer with		Officer due	Without	Change in
	Good Reason	Death	to Disability	Good Reason	Control
Cash Severance	$2,360,000	$3,333,333	$3,333,333	$—	$2,990,000
Value of Accelerated Unvested Equity	—	—	—	—	$2,013,600
Benefits Continuation	$43,498	$74,145	$74,145	—	$117,643
Excise Tax and Gross Up	—	—	—	—	—

Non-Employee Director Compensation

Directors who are not our employees receive an annual fee of $40,000 and a fee of $1,000 for each Board of Directors or Audit or Compensation Committee meeting attended (excluding Nominating or Independent Committee meetings). In addition, members of committees of the Board of Directors also receive an annual fee of $2,000 for serving on either the Audit Committee or Compensation Committee.

2026 DIRECTOR COMPENSATION

					Change in
					Pension
				Non-Equity	Value and
	Fees			Incentive	Nonqualified
	Earned or			Plan	Deferred	All Other
	Paid in	Stock	Option	Compensation	Compensation	Compensation
Name	Cash ($)	Awards ($)	Awards ($)	($)	Earnings ($)	($)	Total ($)
Robert J. Eide	$66,000	—	—	—	—	—	$66,000
Brian S. Genson	$68,000	—	—	—	—	—	$68,000
Barry Leistner	$65,000	—	—	—	—	—	$65,000
Andrew Levine	$59,000	—	—	—	—	—	$59,000
Wayne Norbitz	$57,000	—	—	—	—	—	$57,000
A.F. Petrocelli	$58,000	—	—	—	—	—	$58,000
Joanne Podell	$57,000	—	—	—	—	—	$57,000
Charles Raich	$58,000	—	—	—	—	—	$58,000

The table below shows the aggregate number of outstanding stock options, both vested and unvested, for each of the non-employee directors as of March 29, 2026.

Outstanding
Name	Stock Options
Robert J. Eide	15,000
Brian S. Genson	15,000
Barry Leistner	15,000
Andrew Levine	25,000
Wayne Norbitz	15,000
A.F. Petrocelli	15,000
Joanne Podell	15,000
Charles Raich	15,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 20, 2026, certain information with regard to ownership of our common stock by: (i) each beneficial owner of more than 5% of our common stock, based on filings made with the SEC and, to the extent received, subsequent completed questionnaires; (ii) each director and executive officer named in the “Summary Compensation Table” and “2026 Director Compensation” table below; and (iii) all of our executive officers and directors as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. Beneficial ownership includes shares of common stock which a person has either sole or shared voting power or investment power and also any shares the person has the right to acquire within 60 days following July 20, 2026 through the exercise of any stock option or other right. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person, nor is there any obligation to exercise any of the options.

On January 20, 2026, the Company entered into the Merger Agreement with Smithfield Foods and Merger Sub. Completion of the transaction remains contingent upon meeting several conditions specified in the Merger Agreement. These include securing approval from the holders of a majority of Nathan’s outstanding stock, obtaining clearance from the Committee on Foreign Investment in the United States (CFIUS), and fulfilling other closing requirements.

On January 20, 2026, Buyer, Merger Sub, the Company and each member of the Board and certain stockholders of the Company listed therein, who collectively hold approximately 29.9% of the outstanding shares of the Company’s common stock (the “Stockholders”), entered into a Voting Agreement (the “Voting Agreement”), pursuant to which the Stockholders agreed, among other things, to vote their shares of the Company’s common stock (a) in favor of the adoption of the Merger Agreement, the Merger and any other actions necessary for the consummation of the Merger and the transactions contemplated by the Merger Agreement, including any proposal to adjourn the Stockholders’ Meeting (as defined in the Voting Agreement) to a later date if there are not sufficient votes to obtain the Company Stockholder Approval (as defined in the Merger Agreement), and (b) against any Acquisition Proposal (as defined in the Merger Agreement) and any other action that would reasonably be expected to impede, interfere with, delay, postpone or adversely affect the Merger or any of the transactions contemplated by the Merger Agreement or the Voting Agreement.

The Voting Agreement will terminate upon the earlier to occur of (a) the Closing (as defined in the Merger Agreement), (b) the termination of the Merger Agreement in accordance with its terms, (c) the completion of the Stockholders’ Meeting and the inspectors’ certification of the voting results, (d) written notice of termination of the Voting Agreement by Buyer to the Stockholders, (e) the Board or a committee thereof having effected an Adverse Recommendation Change (as defined in the Merger Agreement), (f) the entry into or effectiveness of amendment, modification or waiver of the Merger Agreement that (i) reduces the amount or changes the form of the Per Share Merger Consideration (as defined in the Merger Agreement) or (ii) extends the End Date (as defined in the Merger Agreement) beyond October 20, 2026, or (g) with respect to any Stockholder, the mutual written agreement of such Stockholder and Buyer.

From the execution of the Voting Agreement until the termination of the Voting Agreement, the Stockholders will be subject to customary transfer restrictions with respect to their shares of the Company’s common stock.

	Amount and
	Nature of		Percent
Name and Address(1)	Beneficial		of
NEOs and Directors	Ownership(2)		Class*
Howard M. Lorber(3)(4)	989,841		24.2%
Robert J. Eide(5)	273,625.1473		6.7%
Andrew M. Levine(6)	260,756		6.4%
A. F. Petrocelli(7)	57,500		1.4%
Eric Gatoff	78,752		1.9%
Charles Raich(8)	53,420		1.3%
Barry Leistner(9)	43,909		1.1%
Brian S. Genson(10)	14,542		**
Wayne Norbitz(11)	7,500		**
Joanne Podell(12)	10,000		**
Robert Steinberg	—		—
Directors and executive officers as a group (12 persons)	1,290,708.1473	(13)	31.0%
Principal Stockholders
GAMCO Investors, Inc. et al.(14)	481,086		11.7%
Zilkha Partners Special Opportunities, L.P.(15)
Zilkha Partners, L.P.(9)	247,674		6.0%
*	Based on 4,097,661 shares outstanding as of July 20, 2026.
**	Less than 1%
(1)	Unless otherwise indicated, the addresses for the executive officers and directors of the Company is: One Jericho Plaza, Jericho, New York 11753. The addresses of the principal stockholders in this table are: GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580 and, Zilkha Partners Special Opportunities, L.P. and Zilkha Partners, L.P., 152 West 57th Street, 37th Floor, New York, New York 10019.
(2)	Except as otherwise indicated, the beneficial owner has sole voting and dispositive power.
(3)	Includes 719,521 shares held directly by Mr. Lorber, 250,000 shares held by Lorber Alpha II LP, a Nevada limited partnership and 20,320 shares held by Lorber Gamma LP, a Nevada limited partnership. Mr. Lorber exercises voting power and dispositive power over the shares of common stock held by Lorber Gamma LP and Lorber Alpha II. Lorber Alpha II, LLC, a Delaware limited liability company, is the general partner of Lorber Alpha II LP. Lorber Gamma, LLC, a Delaware limited liability company, is the general partner of Lorber Gamma LP. Mr. Lorber is the managing member of both Lorber Alpha II, LLC and Lorber Gamma, LLC. Mr. Lorber disclaims beneficial ownership of 22,550 shares held by Lorber Charitable Fund, which are not included. Lorber Charitable Fund is a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.
(4)	Excludes 20,000 unvested restricted stock units held by Mr. Lorber.
(5)	Includes (i) 250,000 shares owned by Lorber Alpha II LP, for which Mr. Eide is a co-trustee of the beneficial owner of such entity and (ii) an aggregate of 138 shares owned directly by Isagen, LLC, a limited liability company of which Mr. Eide is the sole member. Mr. Lorber exercises voting and dispositive power over the shares of common stock held by Lorber Alpha II LP. Includes shares of common stock issuable pursuant to 7,500 vested stock options.
(6)	Includes 250,000 shares held by Lorber Alpha II LP for which Mr. Levine is a co-trustee of the beneficial owner of such entity. Mr. Lorber exercises voting power and dispositive power over the shares of common stock held by Lorber Alpha II LP. Includes shares of common stock issuable pursuant to 7,500 vested stock options.
(7)	Includes shares of common stock issuable pursuant to 7,500 vested stock options.

(8)	Includes shares of common stock issuable pursuant to 7,500 vested stock options.
(9)	Includes shares of common stock issuable pursuant to 7,500 vested stock options.
(10)	Includes shares of common stock issuable pursuant to 7,500 vested stock options.
(11)	Includes shares of common stock issuable pursuant to 7,500 vested stock options.
(12)	Includes shares of common stock issuable pursuant to 10,000 vested stock options.
(13)	Consists of 1,228,208.1473 shares beneficially owned by Messrs. Eide, Genson, Lorber, Petrocelli, Raich, Levine, Leistner, Steinberg, Gatoff, Norbitz, Podell and Platte which includes shares of common stock issuable pursuant to 62,500 vested stock options and without duplication of shares as to which beneficial ownership is shared by more than one member of this group (see notes 3, 4, 5, and 6 above).
(14)	Based on Schedule 13D/A Amendment No. 17, jointly filed on April 23, 2026, with the SEC by Gabelli Funds, LLC, GAMCO Asset Management Inc., Teton Advisors, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc. and Mario J. Gabelli. Gabelli Funds, LLC has sole voting power over 187,000 shares, sole dispositive power over 187,000 shares and shared voting and shared dispositive power over 0 shares. GAMCO Asset Management Inc. has sole voting power over 285,086 shares, sole dispositive power over 285,086 shares and shared voting and shared dispositive power over 0 shares. Teton Advisors Inc. has sole voting power over 9,000 shares, sole dispositive power over 9,000 shares and shared voting and shared dispositive power over 0 shares. GGCP, Inc. has sole voting and sole dispositive power over 0 shares and shared voting and shared dispositive power over 0 shares. GAMCO Investors, Inc. has sole voting and sole dispositive power over 0 shares and shared voting and shared dispositive power over 0 shares. Associated Capital Group, Inc. has sole voting and sole dispositive power over 0 shares and shared voting and shared dispositive power over 0 shares. Mario J. Gabelli has sole voting and sole dispositive power over 0 shares and shared voting and shared dispositive power over 0 shares.
(15)	Based on a Schedule 13G filed on April 9, 2020 by Zilkha Partners Special Opportunities, L.P. and Zilkha Partners, L.P. Zilkha Partners Special Opportunities, L.P. has sole voting power and sole dispositive power over 175,466 shares and shared voting power and shared dispositive power over 247,674 shares. Zilkha Partners, L.P. has sole voting power and sole dispositive power over 72,208 shares and shared voting power and shared dispositive power over 247,674 shares.

Equity Plan Information

The following table sets forth information regarding our equity compensation plans as of March 29, 2026.

Number of
securities
remaining
available for
	Number of	Weighted-	future issuance
	securities to	average	under equity
	be issued upon	exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options	options	reflected in
Plan Category	(a)	and warrants	column a)
Equity compensation plans approved by security holders	130,000	$74.28	38,584
Equity compensation plans not approved by security holders	—	—	—
Total	130,000	$74.28	38,584

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Persons Transactions

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

The Audit Committee will determine whether the terms of a covered transaction are fair to the Company and no less favorable to the Company than would be generally available absent the relationship with the Related Person, whether there are business reasons for the transaction, whether the transaction impairs the independence of an outside director and whether the transaction is material, among other considerations. Under the Related Person Policy, the Audit Committee has considered and exempted certain transactions from the application of the Related Person Policy, as follows: (1) Interests arising only from the Related Person’s position as a director of another corporation or organization that is a party to the transaction; (2) Interests arising only from the direct or indirect ownership by the Related Person and all other Related Persons in the aggregate of less than a 10% equity interest (other than a general partnership interest) in another entity which is a party to the transaction; (3) Interests arising from both the position and ownership level described in (1) and (2) above; (4) Interests arising solely from the Related Person’s position as an executive officer or employee of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (a) the Related Person and all other Related Persons own in the aggregate less than a 10% equity interest in such entity, (b) the Related Person and his or her immediate family members are not involved in the negotiation of the terms of the transaction with the Company and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated net sales of the recipient; (5) Interests arising solely from the ownership of a class of the Company’s equity securities if all holders of that class of equity securities receive the same benefit on a pro rata basis; (6) A transaction that involves compensation to an executive officer if the compensation has been approved by the Compensation Committee of the Board or recommended to the Board for approval by the Compensation Committee of the Board and then approved by the Board; (7) A transaction that involves compensation to a director for services as a director of the Company if such compensation will be reported pursuant to Item 402(k) of Regulation S-K; (8) A transaction that is specifically contemplated by provisions of the certificate of incorporation, as amended or bylaws, as amended, of the Company; (9) Interests arising solely from indebtedness of a Significant Stockholder or an immediate family member of a Significant Stockholder to the Company; (10) A transaction where the rates or charges involved in the transaction are determined by competitive bids; (11) A transaction that involves the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental authority; or (12) A transaction that involves services as a bank depositary of funds, transfer agent registrar, trustee under a trust indenture, or similar services in accordance with certain SEC rules, including the employment of executive officers on terms approved by the Compensation Committee and the payment of compensation to a director if the compensation is required to be reported under Item 402 of Regulation S-K promulgated by the SEC.

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

Director Independence

The Board of Directors has determined that each of Messrs. Eide, Genson, Leistner, Levine, Norbitz, Petrocelli, Podell and Raich is independent in accordance with NASDAQ rules. To determine independence, the Board of Directors adopted and applied the categorical standards of independence included in NASDAQ Listing Rule 5605(a)(2), which include a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents fees for professional audit services and other services rendered by CBIZ CPAs P.C. in fiscal 2026 and by CBIZ CPAs P.C. (since February 20, 2025) and Marcum (until February 20, 2025) in fiscal 2025:

	2026	2025
Audit Fees(1)	$454,000	$397,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
(1)	Audit fees represent fees billed and expected for professional services rendered in connection with: (a) audits and reviews of the fiscal 2026 and 2025 consolidated financial statements, in accordance with standards of the PCAOB; (b) consultations on accounting matters reflected in the financial statements; and (c) attestation services with respect to securities offerings and SEC filings. We were billed by CBIZ CPAs P.C. the aggregate amount of approximately $454,000 for fiscal 2026 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q. We were billed by CBIZ CPAs P.C. and Marcum the aggregate amount of approximately $327,000 and $70,000 for fiscal 2025 for fees for professional services rendered for the audit of our annual financial statements and the effectiveness of our internal control over financial reporting, as well as the review of our financial statements included in our Form 10-Q.
(2)	CBIZ CPAs P.C. did not render any audit-related services for fiscal 2026 and, accordingly, did not bill for any such services. CBIZ CPAs P.C. or Marcum did not render any audit-related services for fiscal 2025 and, accordingly, did not bill for any such services.
(3)	CBIZ CPAs P.C. did not render any tax compliance, tax advice or tax planning services for fiscal 2026 and, accordingly, did not bill for any such services. CBIZ CPAs P.C. or Marcum did not render any tax compliance, tax advice or tax planning services for fiscal 2025 and, accordingly, did not bill for any such services.
(4)	CBIZ CPAs P.C. did not render any other services for fiscal 2026 and, accordingly, did not bill for any such services. CBIZ CPAs P.C. or Marcum did not render any other services for fiscal 2025 and, accordingly, did not bill for any such services.

Audit Committee Pre-Approval

The Audit Committee has determined not to adopt a blanket pre-approval policy but instead to require that the Audit Committee pre-approve the compensation and terms of service for audit services provided by the independent registered public accounting firm and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The Audit Committee has also determined to require pre-approval by the Audit Committee or its Chairman of the compensation and terms of service for any permitted non-audit services provided by the independent registered public accounting firm. Our Audit Committee approved all of the audit services provided by CBIZ CPAs P.C. during 2026. Our Audit Committee approved all of the audit services provided by CBIZ CPAs P.C. or Marcum during 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)Consolidated Financial Statements

The consolidated financial statements listed in the index to the consolidated financial statements on Page F-1 are filed as part of Part II, Item 8 of the Original Form 10-K.

(2)Financial Statement Schedule

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

10.26

***Letter Agreement dated as of January 20, 2026, by and between Nathan’s Famous, Inc., a Delaware corporation, and Eric Gatoff. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2026.)

10.27

***Letter Agreement dated as of January 20, 2026, by and between Nathan’s Famous, Inc., a Delaware corporation, and Robert Steinberg. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 21, 2026.)

16.1	Letter of Grant Thornton LLP, dated July 6, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 6, 2018.)

16.2	Letter from Marcum LLP dated February 20, 2025 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated February 20, 2025.)
19.1	Policy on Insider Trading (Incorporated by reference to Exhibit 19.1 to Form 10-K for the year ended March 26, 2023.)
19.2	Policy on Trading Procedures for Covered Individuals (Incorporated by reference to Exhibit 19.2 to Form 10-K for the year ended March 26, 2023.)
21	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to Form 10-K for the year ended March 29, 2026.)
23.1	Consent of CBIZ CPAs P.C. dated June 9, 2026 (Incorporated by reference to Exhibit 23.1 to Form 10-K for the year ended March 29, 2026.)
31.1	Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a). (Incorporated by reference to Exhibit 31.1 to Form 10-K for the year ended March 29, 2026.)
31.2	Certification by Robert Steinberg, Chief Financial Officer, pursuant to Rule 13a - 14(a). (Incorporated by reference to Exhibit 31.2 to Form 10-K for the year ended March 29, 2026.)
31.3	(1)Certification by Eric Gatoff, Chief Executive Officer, pursuant to Rule 13a - 14(a).
31.4	(1) Certification by Robert Steinberg, Chief Financial Officer, pursuant to Rule 13a - 14(a).
32.1

Certification by Eric Gatoff, Chief Executive Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to Form 10-K for the year ended March 29, 2026.)

32.2

Certification by Robert Steinberg, Chief Financial Officer of Nathan’s Famous, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to Form 10-K for the year ended March 29, 2026.)

97.1	Nathan’s Famous, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to Form 10-K for the year ended March 31, 2024.)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (embedded within the Inline XBRL and contained in Exhibit 101)
(1)	Filed herewith.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.
**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.
***	Indicates a compensatory plan or arrangement.
+	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of July, 2026.

Nathan’s Famous, Inc.

/s/ ERIC GATOFF
Eric Gatoff
Chief Executive Officer
(Principal Executive Officer)