Form 10-Q
period 2026-06-28
NATHANS FAMOUS, INC.
filed 2026-08-07
CIK 69733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2026.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 For the transition period from to .

Commission File No. 001-35962

NATHAN'S FAMOUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3166443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Jericho Plaza, Jericho, New York	11753
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	516-338-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	NATH	The NASDAQ Global Market

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

At August 3, 2026, an aggregate of 4,097,661 shares of the registrant's common stock, par value of $.01, were outstanding.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

June 28, 2026 and March 29, 2026

(in thousands, except share and per share amounts)

	June 28, 2026	March 29, 2026
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note E)	$24,686	$24,404
Accounts and other receivables, net (Note G)	31,277	19,841
Inventories	1,399	891
Prepaid expenses and other current assets (Note H)	1,443	1,984
Total current assets	58,805	47,120

Property and equipment, net of accumulated depreciation of $12,420 and $12,225, respectively	1,605	1,733
Operating lease right-of-use assets, net (Note Q)	3,260	3,672
Goodwill	95	95
Intangible asset, net (Note I)	304	348
Deferred income taxes	627	598
Other assets	91	85

Total assets	$64,787	$53,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt (Note P)	$2,400	$2,400
Accounts payable	10,605	7,904
Accrued expenses and other current liabilities (Note K)	8,913	6,466
Current portion of operating lease liabilities (Note Q)	1,944	1,940
Deferred franchise fees	179	192
Total current liabilities	24,041	18,902

Long-term debt, net of unamortized debt issuance costs of $239 and $257, respectively (Note P)	45,161	45,743
Long-term portion of operating lease liabilities (Note Q)	1,510	2,003
Other liabilities	741	717
Deferred franchise fees	496	509

Total liabilities	71,949	67,874

COMMITMENTS AND CONTINGENCIES (Note R)

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value; 30,000,000 shares authorized; 9,387,176 and 9,383,920 shares issued; and 4,097,661 and 4,094,405 shares outstanding at June 28, 2026 and March 29, 2026, respectively	94	94
Additional paid-in capital	64,445	64,165
Retained earnings	14,961	8,180
Stockholders’ equity before treasury stock	79,500	72,439

Treasury stock, at cost, 5,289,515 shares at June 28, 2026 and March 29, 2026	(86,662)	(86,662)
Total stockholders’ deficit	(7,162)	(14,223)

Total liabilities and stockholders’ deficit	$64,787	$53,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Thirteen weeks ended June 28, 2026 and June 29, 2025

(in thousands, except per share amounts)

(Unaudited)

	June 28, 2026	June 29, 2025

REVENUES
Branded Products	$35,039	$29,075
Company-owned restaurants	3,951	3,986
License royalties	13,587	12,381
Franchise fees and royalties	1,074	1,129
Advertising fund revenue	411	427
Total revenues	54,062	46,998

COSTS AND EXPENSES
Cost of sales	35,205	28,423
Restaurant operating expenses	1,216	1,179
Depreciation and amortization	239	228
General and administrative expenses	4,323	3,950
Advertising fund expense	411	427
Total costs and expenses	41,394	34,207

Income from operations	12,668	12,791

Interest expense	(638)	(758)
Interest and dividend income	133	203
Other income, net	-	21

Income before provision for income taxes	12,163	12,257
Provision for income taxes	3,334	3,329
Net income	$8,829	$8,928

PER SHARE INFORMATION
Weighted average shares used in computing net income per share:
Basic	4,095	4,089
Diluted	4,129	4,124

Net income per share:
Basic	$2.16	$2.18
Diluted	$2.14	$2.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Thirteen weeks ended June 28, 2026 and June 29, 2025

(in thousands, except share and per share amounts)

(Unaudited)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Amount	Deficit

Balance, March 29, 2026	9,383,920	$94	$64,165	$8,180	5,289,515	$(86,662)	$(14,223)

Shares issued in connection with share-based compensation plans	3,256	-	-	-	-	-	-
Dividends on common stock ($0.50 per share)	-	-	-	(2,048)	-	-	(2,048)
Share-based compensation	-	-	280	-	-	-	280
Net income	-	-	-	8,829	-	-	8,829
Balance, June 28, 2026	9,387,176	$94	$64,445	$14,961	5,289,515	$(86,662)	$(7,162)

			Additional				Total
	Common	Common	Paid-in	Retained	Treasury Stock, at Cost		Stockholders’
	Shares	Stock	Capital	Earnings	Shares	Amount	Deficit

Balance, March 30, 2025	9,379,025	$94	$63,492	$6,563	5,289,515	$(86,662)	$(16,513)

Dividends on common stock ($0.50 per share)	-	-	-	(2,045)	-	-	(2,045)
Share-based compensation	-	-	288	-	-	-	288
Net income	-	-	-	8,928	-	-	8,928
Balance, June 29, 2025	9,379,025	$94	$63,780	$13,446	5,289,515	$(86,662)	$(9,342)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nathan’s Famous, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Thirteen weeks ended June 28, 2026 and June 29, 2025

(in thousands, except per share amounts)

(Unaudited)

	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net income	$8,829	$8,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	239	228
Amortization of debt issuance costs	18	19
Share-based compensation expense	280	288
Provision for expected credit losses	57	63
Deferred income taxes	(29)	(31)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(11,493)	(12,273)
Inventories	(508)	321
Prepaid expenses and other current assets	541	576
Other assets	(6)	7
Operating lease assets and liabilities	(77)	(71)
Accounts payable, accrued expenses and other current liabilities	3,100	1,747
Deferred franchise fees	(26)	(88)
Other liabilities	24	66

Net cash provided by (used in) operating activities	949	(220)

Cash flows from investing activities:
Purchase of property and equipment	(67)	(115)

Net cash used in investing activities	(67)	(115)

Cash flows from financing activities:
Repayment of Credit Facility	(600)	(600)

Net cash used in financing activities	(600)	(600)

Net increase (decrease) in cash and cash equivalents	282	(935)

Cash and cash equivalents, beginning of period	24,404	27,802

Cash and cash equivalents, end of period	$24,686	$26,867

Cash paid during the period for:
Interest	$649	$774
Income taxes	$222	$103

See Note S for supplemental cash flow information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATHAN'S FAMOUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2026

(in thousands, except share and per share amounts)

(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Nathan's Famous, Inc. and subsidiaries (collectively “Nathan’s,” the “Company,” “we,” “us” or “our”) as of and for the thirteen week periods ended June 28, 2026 and June 29, 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial condition, results of operations and cash flows for the periods presented. However, our results of operations are seasonal in nature, and the results of any interim period are not necessarily indicative of results for any other interim period or the full fiscal year.

The Company uses a 52-53 week fiscal year ending on the Sunday closest to March 31. The 2027 fiscal year will end on March 28, 2027 and will contain 52 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”).

Management believes that the disclosures included in the accompanying condensed consolidated interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Nathan’s Annual Report on Form 10-K for the fiscal year ended March 29, 2026 as filed with the SEC on June 9, 2026.

Our significant interim accounting policies include the recognition of advertising fund expense in proportion to advertising fund revenue, and the recognition of income taxes using an estimated annual effective tax rate.

A summary of the Company’s significant accounting policies is identified in Note B of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2026.

Pending Merger with Smithfield Foods, Inc.

On January 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc., a Virginia corporation (“Buyer”), and Boardwalk Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Buyer (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction of the conditions thereof, Merger Sub shall merge with and into the Company (the “Merger” and the effective time of the Merger, the “Effective Time”). As a result of the Merger, at the Effective Time, the separate corporate existence of the Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (the “Surviving Corporation”) and the Surviving Corporation shall become a wholly owned subsidiary of the Buyer. See NOTE T – MERGER for additional information.

NOTE B – NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the statements of earnings. Additionally, in January 2025, the FASB issued ASU 2025-01, “Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which clarified the effective date for non-calendar year-end entities such as us. The guidance is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. For the Company, annual reporting requirements will be effective for our fiscal year 2028 beginning on March 29, 2027 and interim reporting requirements will be effective beginning with our first quarter of fiscal year 2029. The Company is currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

NOTE C – REVENUES

The Company’s disaggregated revenues for the thirteen weeks ended June 28, 2026 and June 29, 2025 are as follows (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025

Branded Products	$35,039	$29,075
Company-owned restaurants	3,951	3,986
License royalties	13,587	12,381
Franchise royalties	1,020	1,001
Franchise fees	54	128
Advertising fund revenue	411	427
Total revenues	$54,062	$46,998

The following table disaggregates revenues by primary geographical market (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025

United States	$52,844	$46,039
International	1,218	959
Total revenues	$54,062	$46,998

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	June 28, 2026	March 29, 2026
Deferred franchise fees (a)	$675	$701
Deferred revenues, which are included in “Accrued expenses and other current liabilities” (b)	$608	$1,315

(a)	Deferred franchise fees of $179 and 496 as of June 28, 2026 and $192 and $509 as of March 29, 2026 are included in Deferred franchise fees – current and long term, respectively.
(b)

Includes $358 of deferred license royalties and $250 of deferred advertising fund revenue as of June 28, 2026 and $815 of deferred license royalties and $500 of deferred advertising fund revenue as of March 29, 2026.

Significant changes in deferred franchise fees are as follows (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025
Deferred franchise fees at beginning of period	$701	$1,006
New deferrals due to cash received and other	28	40
Revenue recognized during the period	(54)	(128)
Deferred franchise fees at end of period	$675	$918

Significant changes in deferred revenues are as follows (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025
Deferred revenues at beginning of period	$1,315	$1,392
New deferrals due to cash received and other	-	-
Revenue recognized during the period	(707)	(645)
Deferred revenues at end of period	$608	$747

Anticipated future recognition of deferred franchise fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

Estimate for fiscal year
2027(a)	$151
2028	107
2029	80
2030	61
2031	44
Thereafter	232
Total	$675

(a)

Represents franchise fees expected to be recognized for the remainder of the 2027 fiscal year, which includes international development fees expected to be recognized over the duration of one year or less. Amount does not include $54 of franchise fee revenue recognized for the thirteen weeks ended June 28, 2026.

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

The following chart provides a reconciliation of information used in calculating the per-share amounts for the thirteen week periods ended June 28, 2026 and June 29, 2025, respectively (in thousands, except share and per share amounts):

	June 28, 2026	June 29, 2025

Net income	$8,829	$8,928

Common Stock:
Weighted average basic shares outstanding	4,095,000	4,089,000
Effect of dilutive share-based awards	34,000	35,000
Weighted average diluted shares outstanding	4,129,000	4,124,000

Net income per share:
Basic	$2.16	$2.18
Diluted	$2.14	$2.16

There were no anti-dilutive share-based awards for the thirteen week periods ended June 28, 2026 and June 29, 2025.

NOTE E – CASH AND CASH EQUIVALENTS

Cash and cash equivalents principally consist of cash in bank accounts, money market accounts and money market funds. The Company considers money market accounts and money market funds to be cash equivalents. Cash equivalents were $17,087 and $17,703 at June 28, 2026 and March 29, 2026, respectively.

At June 28, 2026 and March 29, 2026, substantially all of the Company’s cash balances are in excess of insurance limits of the Federal Deposit Insurance Corporation, or the FDIC. The Company has not experienced any losses in such accounts.

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

The carrying amount of our long-term debt (see Note P – LONG-TERM DEBT) also approximates fair value since such borrowings bear interest at variable market rates and is categorized as Level 2.

Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when evidence of impairment exists. At June 28, 2026, no fair value adjustment or material fair value measurements were required for non-financial assets or liabilities.

NOTE G – ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables, net, consist of the following (in thousands):

	June 28,	March 29,
	2026	2026

Branded product sales	$20,093	$16,274
Franchise and license royalties	11,128	4,153
Other	821	191
	32,042	20,618

Less: allowance for credit losses	(765)	(777)
Accounts and other receivables, net	$31,277	$19,841

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

Changes in the Company’s allowance for credit losses for the thirteen week period ended June 28, 2026 and the fiscal year ended March 29, 2026 are as follows (in thousands):

	June 28, 2026	March 29, 2026

Beginning balance	$777	$642
Provision for expected credit losses	57	129
Write offs and recoveries	(69)	6
Ending balance	$765	$777

NOTE H – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 28,	March 29,
	2026	2026

Income taxes	$-	$210
Real estate taxes	173	81
Insurance	354	376
Marketing	627	925
Other	289	392
Total prepaid expenses and other current assets	$1,443	$1,984

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

There have been no significant events or changes in circumstances during the thirteen weeks ended June 28, 2026 that would indicate that the carrying amount of the Company’s intangible asset may be impaired as of June 28, 2026.

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

There have been no significant events or changes in circumstances during the thirteen weeks ended June 28, 2026 that would indicate that the carrying amount of the Company’s long-lived assets may be impaired as of June 28, 2026.

NOTE K – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 28,	March 29,
	2026	2026

Dividend payable	$2,048	$-
Payroll and other benefits	1,437	3,285
Accrued rebates	1,307	1,130
Rent and occupancy costs	43	26
Deferred revenue	608	1,315
Interest	21	49
Professional fees	56	183
Merger costs	123	163
Sales, use and other taxes	68	11
Corporate income taxes	2,906	-
Other	296	304
Total accrued expenses and other current liabilities	$8,913	$6,466

NOTE L – INCOME TAXES

The effective income tax rates for the thirteen weeks ended June 28, 2026 and June 29, 2025 were 27.4% and 27.2%, respectively. The effective income tax rate for the thirteen weeks ended June 28, 2026 reflected $3,334 of income tax expense recorded on $12,163 of pre-tax income. The effective income tax rate for the thirteen weeks ended June 29, 2025 reflected $3,329 of income tax expense recorded on $12,257 of pre-tax income. The effective tax rates are higher than the United States Federal statutory rates primarily due to state and local taxes, as well as non-deductible compensation under the Internal Revenue Code Section 162(m). The effective income tax rate for the thirteen weeks ended June 28, 2026 included an unfavorable discrete tax adjustment of 0.6% for non-deductible transaction costs offset, in part, by a favorable discrete tax adjustment of 0.4% for stock compensation activity.

The amount of unrecognized tax benefits included in Other liabilities at June 28, 2026 and March 29, 2026 was $375 and $362, respectively, all of which would impact the Company’s effective rate, if recognized. As of June 28, 2026 and March 29, 2026, the Company had approximately $372 and $355, respectively, of accrued interest and penalties in connection with unrecognized tax benefits.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, and the business interest expense limitation. The OBBBA did not have a material impact to our provision for income taxes for the thirteen weeks ended June 28, 2026. The Company is continuing to evaluate the full year impact of the OBBBA and, based on our preliminary analysis, we do not anticipate a material effect on our consolidated financial statements for the fiscal year ending March 28, 2027.

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

Interest expense, interest and dividend income, and other income, net are managed centrally at the corporate level, and, accordingly, such items are not presented by segment since they are excluded from the measure of profitability reviewed by the CODM.

The following tables summarize segment information and reconcile our segment results to our consolidated results as reported on our Condensed Consolidated Statements of Earnings (in thousands):

June 28, 2026	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	35,039	13,587	5,025	411	54,062
Less:
Cost of sales	33,087	-	2,118	-	35,205
Segment gross profit	1,952	13,587	2,907	411	18,857
Less (1):
Restaurant operating expenses (2)	-	-	1,216	-	1,216
Department expenses (3)	275	46	184	118	623
Other general and administration expenses (4)	-	-	-	2,013	2,013
Payroll expense	317	-	418	952	1,687
Depreciation and amortization	30	-	169	40	239
Advertising fund expense	-	-	-	411	411
Income from operations	1,330	13,541	920	(3,123)	12,668
Interest expense	-	-	-	(638)	(638)
Interest and dividend income	-	-	-	133	133
Other income, net	-	-	-	-	-
Income before provision for income taxes	1,330	13,541	920	(3,628)	12,163

June 29, 2025	Branded Product Program	Product Licensing	Restaurant Operations	Corporate	Total

Revenues	29,075	12,381	5,115	427	46,998
Less:
Cost of sales	26,233	-	2,190	-	28,423
Segment gross profit	2,842	12,381	2,925	427	18,575
Less (1):
Restaurant operating expenses (2)	-	-	1,179	-	1,179
Department expenses (3)	228	46	154	95	523
Other general and administration expenses (4)	-	-	-	1,841	1,841
Payroll expense	304	-	367	915	1,586
Depreciation and amortization	34	-	157	37	228
Advertising fund expense	-	-	-	427	427
Income from operations	2,276	12,335	1,068	(2,888)	12,791
Interest expense	-	-	-	(758)	(758)
Interest and dividend income	-	-	-	203	203
Other income, net	-	-	21	-	21
Income before provision for income taxes	2,276	12,335	1,089	(3,443)	12,257

(1)	The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)	Includes occupancy expenses, insurance expenses, utility costs, repair and maintenance expense and other Company-owned restaurant expenses.
(3)	Includes travel expense, marketing and trade show expense and certain other overhead expenses.
(4)	Includes incentive compensation expense, share-based compensation expense, professional fees, occupancy expenses, provision for credit losses and certain other overhead expenses.

NOTE N – SHARE-BASED COMPENSATION

Total share-based compensation expense during the thirteen week periods ended June 28, 2026 and June 29, 2025 was $280 and $288, respectively. Total share-based compensation expense is included in general and administrative expenses in our accompanying Condensed Consolidated Statements of Earnings. As of June 28, 2026, there was $1,869 of unamortized compensation expense related to share-based awards. We expect to recognize this expense over approximately 24 months, which represents the weighted average remaining requisite service periods for such awards.

The Company recognizes compensation expense for unvested share-based awards on a straight-line basis over the requisite service period. Compensation expense recognized under all share-based awards is as follows (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025

Stock options	$111	$119
Restricted stock units	169	169
Total compensation cost	$280	$288

Stock options:

There were no new share-based awards granted during the thirteen week period ended June 28, 2026.

Transactions with respect to stock options for the thirteen weeks ended June 28, 2026 are as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining	Value
	Shares	Price	Contractual Life	(in thousands)

Options outstanding at March 29, 2026	130,000	$74.28	3.08	$3,432
Granted	-	-	-	-
Exercised	10,000	$68.50	-	$331
Options outstanding at June 28, 2026	120,000	$74.76	3.06	$3,278

Options exercisable at June 28, 2026	32,500	$75.01	2.99	$880

Restricted stock units:

Transactions with respect to restricted stock units for the thirteen weeks ended June 28, 2026 are as follows:

		Weighted
		Average
		Grant-date Fair value
	Shares	Per share

Unvested restricted stock units at March 29, 2026	20,000	$67.59

Granted	-	-

Vested	-	-

Unvested restricted stock units at June 28, 2026	20,000	$67.59

NOTE O – STOCKHOLDERS’ EQUITY

1.	Dividends

Effective June 9, 2026, as permitted under the Merger Agreement, the Board of Directors (the “Board”) declared its regular quarterly cash dividend of $0.50 per share for fiscal 2027, which was paid on June 30, 2026 to stockholders of record as of the close of business on June 22, 2026 (the “June 2026 Regular Cash Dividend”). After the payment of the June 2026 Regular Cash Dividend, the Company is no longer permitted to declare and pay any further dividends under the Merger Agreement.

2.	Stock Repurchase Programs

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 28, 2026, Nathan’s had repurchased 1,101,884 shares at a cost of $39,000 under the sixth stock repurchase plan. At June 28, 2026 there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases.

NOTE P – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 28, 2026	March 29, 2026

SOFR Term Loan Borrowings with an effective interest rate of 5.152% and 5.175% at June 28, 2026 and March 29, 2026, respectively	$47,800	$48,400

Less: unamortized debt issuance costs	(239)	(257)
Total debt, net of debt issuance costs	47,561	48,143
Less: current portion of long-term debt	(2,400)	(2,400)
Long-term debt, net	$45,161	$45,743

The Company’s mandatory debt principal repayments as of June 28, 2026 were as follows (in thousands):

Fiscal Year	Amount
Remainder of 2027	1,800
2028	2,400
2029	2,400
2030	41,200
Total	$47,800

Total debt repayments through 2030 exceed the total carrying amount of the Company’s debt as of June 28, 2026 because the carrying amount reflects the unamortized portion of debt issuance costs.

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

The Company borrowed $60,000 in Term Loan borrowings on the Effective Date to refinance and redeem its outstanding 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of June 28, 2026, there were no outstanding borrowings under the Revolving Loan.

Term Loan and Revolving Loan borrowings under the Credit Agreement bear interest at a rate per annum, at the Company’s option, of (a) for Base Rate Loans, the Base Rate plus the Applicable Rate of 0.00% or (b) for Term SOFR Loans, Term SOFR plus the Applicable Rate of 1.40% for one (1), three (3) or six (6) month periods, as selected by the Company in its Loan Notice. The Company is subject to a commitment fee of 0.20% per annum on the daily amount of the undrawn portion of the Revolving Committed Amount. The interest rate on the Term Loan borrowings at June 28, 2026 was 5.152%.

The Credit Agreement contains customary affirmative covenants and negative covenants and requires the Company to maintain a Consolidated Fixed Charge Ratio not to exceed 1.20 to 1.00 and a Consolidated Net Leverage Ratio not to exceed 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with the covenants of the Credit Agreement at June 28, 2026.

The outstanding Term Loan borrowings under the Credit Agreement are payable in equal quarterly installments of 1.0% of the original principal amount of the Term Loan, or $600, which began on September 30, 2024, with the balance payable on the final maturity date. The Company made mandatory principal repayments on the Term Loan of $600 during fiscal 2027 and $2,400 during fiscal 2026. Subsequent to the quarter ending June 28, 2026, on June 30, 2026, the Company paid its next quarterly mandatory debt principal repayment of $600.

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

As previously announced, on January 20, 2026, the Company entered into the Merger Agreement, by and among the Company, the Buyer and Merger Sub.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and in accordance with the General Corporation Law of the State of Delaware (“DGCL”), Merger Sub shall merge with and into the Company.

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

Company as lessee

The components of the net lease cost for the thirteen week periods ended June 28, 2026 and June 29, 2025 were as follows (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025

Operating lease cost	$439	$438
Variable lease cost	474	464
Less: Sublease income, net	-	(21)

Total net lease cost	$913	$881

The components of the net lease cost are included in the Condensed Consolidated Statement of Earnings for the thirteen week periods ended June 28, 2026 and June 29, 2025 as follows (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025

Restaurant operating expenses	$692	$682
General and administrative expenses	221	220
Less: Other income, net	-	(21)

Total net lease cost	$913	$881

Cash paid for amounts included in the measurement of lease liabilities for the thirteen week periods ended June 28, 2026 and June 29, 2025 were as follows (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025

Operating cash flows from operating leases	$566	$561

The weighted average remaining lease term and weighted average discount rate for operating leases as of June 28, 2026 were as follows:

Weighted average remaining lease term (years):	2.3

Weighted average discount rate:	8.449%

Future lease commitments to be paid and received by the Company as of June 28, 2026 were as follows (in thousands):

	Payments	Receipts
	Operating Leases	Subleases	Net Leases

Fiscal year:
2027(a)	$1,375	$67	$1,308
2028	1,790	115	1,675
2029	440	-	440
2030	171	-	171
Total lease commitments	$3,776	$182	$3,594
Less: Amount representing interest	(322)
Present value of lease liabilities (b)	$3,454

(a)

Represents future lease commitments to be paid and received by the Company for the remainder of the 2027 fiscal year. Amount does not include $520 of lease commitments paid and received by the Company for the thirteen week period ended June 28, 2026.

(b)

The present value of minimum operating lease payments of $1,944 and $1,510 are included in “Current portion of operating lease liabilities” and “Long-term portion of operating lease liabilities,” respectively, on the Condensed Consolidated Balance Sheet.

Company as lessor

The components of lease income for the thirteen week periods ended June 28, 2026 and June 29, 2025 were as follows (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025

Operating lease income, net	$-	$21

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

Service Provider Agreement

The Company engaged a financial advisor in connection with the Merger Agreement as defined and disclosed in NOTE T – MERGER to assist the Company and to provide certain advisory services. In connection with this arrangement, the Company may be required to pay such financial advisor certain contingent fees related to their services to the extent that certain conditions are met. The contingent fees related to this arrangement are based on (i) a fixed fee that was due and paid upon the delivery of a fairness opinion in January 2026 and (ii) a percentage fee based upon the aggregate transaction value net of the fixed fee in (i) above payable upon the closing of the transaction contemplated by the Merger Agreement.

NOTE S – SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash financing activities

Dividends declared but not yet paid of $2,048 are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet at June 28, 2026 which were paid on June 30, 2026.

During the thirteen week period ended June 28, 2026, we issued 3,256 shares of common stock upon the exercise of 10,000 stock options by net share settlement.

NOTE T – MERGER

On January 20, 2026, the Company entered into the Merger Agreement, by and among the Company, the Buyer and Merger Sub.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and in accordance with the DGCL, Merger Sub shall merge with and into the Company. As a result of the Merger, at the Effective Time, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the Surviving Corporation and the Surviving Corporation shall become a wholly owned subsidiary of Buyer. After the Merger, the Company will cease to be publicly traded.

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

The Company incurred approximately $275,000 in legal fees in connection with the proposed Merger during the thirteen weeks ended June 28, 2026, included within “General and administrative expenses” on the Consolidated Statement of Earnings.

Additional information regarding the Merger Agreement and the proposed Merger is included in the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026.

NOTE U – SUBSEQUENT EVENTS

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

The following discussion and analysis is intended to help you understand us, our operations and our financial performance. It should be read in conjunction with our condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this report.

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

At June 28, 2026, our restaurant system, excluding virtual kitchens, consisted of 223 locations, including 111 Branded Menu Program locations, as well as four Company-owned restaurants (including one seasonal unit), located in 19 states, and 11 foreign countries.

At June 29, 2025, our restaurant system, excluding virtual kitchens, consisted of 225 locations, including 115 Branded Menu Program locations, as well as four Company-owned restaurants (including one seasonal unit), located in 19 states, and 12 foreign countries.

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

As described in our Annual Report on Form 10-K for the year ended March 29, 2026, our future results could be materially impacted by many developments including our dependence on Smithfield Foods, Inc. as our principal supplier and the dependence of our licensing revenue and overall profitability on our agreement with Smithfield Foods, Inc. In addition, our future operating results could be impacted by supply constraints on beef or by increased costs of beef, beef trimmings and other commodities due to inflationary pressures compared to earlier periods and our proposed transaction with Smithfield Foods, Inc. under the Merger Agreement.

As described below, we are also including information relating to EBITDA and Adjusted EBITDA, which are non-GAAP financial measures, in this Form 10-Q quarterly report. See “Reconciliation of GAAP and Non-GAAP Measures.”

Recent events

Merger Agreement

As previously announced, on January 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Smithfield Foods, Inc., a Virginia corporation (“Buyer”) and Boardwalk Merger Sub, Inc. a Delaware corporation and wholly owned subsidiary of Buyer (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and in accordance with the General Corporation Law of the State of Delaware (“DGCL”), Merger Sub shall merge with and into the Company (the “Merger,” and the effective time of the Merger, the “Effective Time”). As a result of the Merger, at the Effective Time, the separate corporate existence of Merger Sub shall cease, the Company shall continue as the surviving corporation in the Merger (the “Surviving Corporation”) and the Surviving Corporation shall become a wholly owned subsidiary of Buyer. After the Merger, the Company will cease to be publicly traded. Completion of the transaction remains contingent upon meeting several conditions specified in the Merger Agreement which include securing approval from the holders of a majority of Nathan’s outstanding stock, obtaining clearance from the Committee on Foreign Investment in the United States (CFIUS), and fulfilling other closing requirements. We expect the transaction to close in the second half of 2026. For more information regarding the Merger, see NOTE T – MERGER to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Inflationary Factors

Inflationary pressures negatively impacted our earnings during the first three months of fiscal 2027, and we anticipate continued inflationary pressures on commodity prices, including beef and beef trimmings, as well as rising labor costs during the remainder of fiscal 2027. In general, we have been able to offset some of these cost increases resulting from inflation through various actions, such as increasing prices at our Company-owned restaurants and entering into sales agreements with our Branded Product Program customers that are correlated to our cost of beef and beef trimmings. We continue to monitor these inflationary pressures and may need to adjust our prices further to mitigate the impact of these inflationary pressures. Inherent volatility in commodity markets, including beef and beef trimmings, could have a significant impact on our results of operations. Delays in implementing price increases, competitive pressures, a decline in consumer spending levels and other factors may limit our ability to recover such cost increases.

Critical Accounting Policies and Estimates

As discussed in our Form 10-K for the fiscal year ended March 29, 2026, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those condensed consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting estimates relate to impairment of intangible assets; impairment of long-lived assets; current expected credit losses; customer rebates and income taxes (including uncertain tax positions). During the thirteen week period ended June 28, 2026, there have been no changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2026.

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

In addition to disclosing results that are determined in accordance with US GAAP, the Company has provided EBITDA, a non-GAAP financial measure, which is defined as net income excluding (i) interest expense; (ii) provision for income taxes and (iii) depreciation and amortization expense. The Company has also provided Adjusted EBITDA, a non-GAAP financial measure, which is defined as EBITDA, excluding (i) non-recurring transaction costs consisting primarily of professional fees incurred in connection with the Merger Agreement and (ii) share-based compensation that the Company believes will impact the comparability of its results of operations.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Thirteen weeks ended
	June 28, 2026	June 29, 2025
	(unaudited)
Net income	$8,829	$8,928
Interest expense	638	758
Provision for income taxes	3,334	3,329
Depreciation and amortization	239	228
EBITDA	13,040	13,243

Transaction costs (1)	295	-
Share-based compensation	280	288
Adjusted EBITDA	$13,615	$13,531

(1)	Consists principally of legal costs incurred in connection with the transaction contemplated by the Merger Agreement.

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

Due to the above seasonal factors, as well as inflationary pressures, our results of operations for the thirteen weeks ended June 28, 2026 are not necessarily indicative of those for any other quarter or for a full fiscal year.

Results of Operations

Thirteen weeks ended June 28, 2026 compared to thirteen weeks ended June 29, 2025

Revenues

Total revenues increased by approximately 15% to $54,062,000 for the thirteen weeks ended June 28, 2026 (“fiscal 2027 period”) as compared to $46,998,000 for the thirteen weeks ended June 29, 2025 (“fiscal 2026 period”). The increase in total revenues was primarily driven by pricing actions within the Branded Product Program and modest increases in certain license royalty streams, which were partially offset by lower franchise fees and royalties and Company-owned restaurant revenues.

Foodservice sales from the Branded Product Program increased by approximately 20% to $35,039,000 during the fiscal 2027 period as compared to $29,075,000 for the fiscal 2026 period. During the fiscal 2027 period, the total volume of hot dogs sold in the Branded Product Program increased by approximately 8% as compared to the fiscal 2026 period. Our average selling price, which is partially correlated to the beef markets, increased by approximately 17% as compared to the fiscal 2026 period.

Total Company-owned restaurant sales decreased by approximately 1% to $3,951,000 during the fiscal 2027 period as compared to $3,986,000 during the fiscal 2026 period. Restaurant sales were primarily impacted by a 1% decline in average check.

License royalties increased by approximately 10% to $13,587,000 in the fiscal 2027 period as compared to $12,381,000 in the fiscal 2026 period. Total royalties earned on sales of hot dogs from our license agreement with Smithfield Foods, Inc. at retail and foodservice, increased by approximately 10% to $12,617,000 in the fiscal 2027 period as compared to $11,464,000 in the fiscal 2026 period. The increase is due to a 3% increase in retail volume, as well as a 7% increase in net selling price. The royalties earned on the foodservice business decreased by $47,000 as compared to the fiscal 2026 period. Royalties earned from all other licensing agreements for the manufacture and sale of Nathan’s products increased by $53,000 during the fiscal 2027 period as compared to the fiscal 2026 period primarily due to higher royalties earned on sales of proprietary spices and beef sticks offset, in part, by lower royalties on franks-in-a-blanket, mozzarella sticks and other hors d’oeuvres.

Franchise fees and royalties were $1,074,000 in the fiscal 2027 period as compared to $1,129,000 in the fiscal 2026 period. Total royalties were $1,020,000 in the fiscal 2027 period as compared to $1,001,000 in the fiscal 2026 period. Royalties earned under the Branded Menu Program were $179,000 in the fiscal 2027 period as compared to $176,000 in the fiscal 2026 period. Royalties earned under the Branded Menu Program are not based upon a percentage of restaurant sales but are based upon product purchases. Virtual kitchen royalties were $48,000 in the fiscal 2027 period as compared to $15,000 in the fiscal 2026 period. Traditional franchise royalties were $793,000 in the fiscal 2027 period as compared to $810,000 in the fiscal 2026 period. Franchise restaurant sales decreased to $18,204,000 in the fiscal 2027 period as compared to $18,444,000 in the fiscal 2026 period principally due to lower sales at mall locations and casino locations, primarily in Las Vegas, Nevada, offset, in part, by higher sales at travel plazas and airports. Comparable domestic franchise sales (consisting of 60 Nathan’s franchised restaurants, excluding sales under the Branded Menu Program) were $14,623,000 in the fiscal 2027 period as compared to $14,417,000 in the fiscal 2026 period.

At June 28, 2026, 223 franchised locations, including domestic, international and Branded Menu Program units were operating as compared to 225 franchised locations, including domestic, international and Branded Menu Program units at June 29, 2025. Total franchise fee income was $54,000 in the fiscal 2027 period as compared to $128,000 in the fiscal 2026 period. Domestic franchise fee income was $27,000 in the fiscal 2027 period as compared to $23,000 in the fiscal 2026 period. International franchise fee income was $27,000 in the fiscal 2027 period as compared to $54,000 in the fiscal 2026 period. We recognized $51,000 in forfeited fees in the fiscal 2026 period. During the fiscal 2027 period, four franchise locations opened and two franchise locations closed. During the fiscal 2026 period, eight franchise locations opened and thirteen franchise locations closed.

Advertising fund revenue, after eliminating Company contributions, was $411,000 in the fiscal 2027 period as compared to $427,000 in the fiscal 2026 period.

Costs and Expenses

Overall, our cost of sales increased by approximately 24% to $35,205,000 in the fiscal 2027 period as compared to $28,423,000 in the fiscal 2026 period. Our gross profit (calculated as total Branded Products sales plus total Company-owned restaurant sales less cost of sales) was $3,785,000 during the fiscal 2027 period as compared to $4,638,000 during the fiscal 2026 period.

Cost of sales in the Branded Product Program increased by approximately 26% to $33,087,000 in the fiscal 2027 period as compared to $26,233,000 in the fiscal 2026 period, primarily due to an 8% increase in the volume of hot dogs sold, as well as a 22% increase in the average cost per pound of our hot dogs. A shrinking supply of cattle due to drought conditions and high input costs, combined with strong industry demand and inflationary pressures have resulted in higher commodity prices, including beef and beef trimmings, contributing to the increase in the average cost per pound of our hot dogs. We did not make any purchase commitments of beef during the fiscal 2027 and 2026 periods. If the cost of beef and beef trimmings increases and we are unable to pass on these higher costs through price increases or otherwise reduce any increase in our costs through the use of purchase commitments, our margins will be adversely impacted. With respect to Company-owned restaurants, our cost of sales during the fiscal 2027 period was $2,118,000 or 54% of restaurant sales, as compared to $2,190,000 or 55% of restaurant sales during the fiscal 2026 period. Food and paper costs as a percentage of Company-owned restaurant sales were 24%, which was comparable to the prior year. Labor and related expenses as a percentage of Company-owned restaurant sales were 29%, down from 31% primarily as a result of tighter management and staffing stabilization.

Restaurant operating expenses were $1,216,000 in the fiscal 2027 period as compared to $1,179,000 in the fiscal 2026 period. The increase is due primarily to higher repairs and maintenance expense of $14,000 and higher utilities expense of $36,000 which were offset, in part, by lower credit card processing fees of $29,000. As a percentage of Company-owned restaurant sales, restaurant operating expenses were 30.8% in the fiscal 2027 period as compared to 29.6% in the fiscal 2026 period.

Depreciation and amortization, which primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment and the amortization of a definite-lived intangible asset, was $239,000 in the fiscal 2027 period as compared to $228,000 in the fiscal 2026 period.

General and administrative expenses increased by approximately 9% to $4,323,000 in the fiscal 2027 period as compared to $3,950,000 in the fiscal 2026 period. The increase in general and administrative expenses was primarily attributable to higher professional fees of $288,000 due primarily to our pending acquisition with Buyer pursuant to the Merger Agreement. Refer to NOTE T – MERGER in the accompanying condensed consolidated financial statements above for further information.

Advertising fund expense, after eliminating Company contributions, was $411,000 in the fiscal 2027 period as compared to $427,000 in the fiscal 2026 period.

Other Items

Interest expense of $638,000 in the fiscal 2027 period represented interest expense of $620,000 on the Secured Overnight Financing Rate (“SOFR”) Term Loan borrowings and amortization of debt issuance costs of $18,000.

Interest expense of $758,000 in the fiscal 2026 period represented interest expense of $739,000 on the SOFR Term Loan borrowings and amortization of debt issuance costs of $19,000.

The reduction in interest expense of $120,000 is due primarily to lower outstanding long-term debt and a lower interest rate associated with our Credit Agreement.

Interest and dividend income of $133,000 in the fiscal 2027 period represented amounts earned by the Company on its interest bearing money market accounts and money market funds as compared to $203,000 in the fiscal 2026 period. The decrease is due to lower levels of invested cash in the fiscal 2027 period as compared to the fiscal 2026 period.

Other income, net was $21,000 in the fiscal 2026 period which primarily relates to sublease income from a franchised restaurant.

Provision for Income Taxes

The effective income tax rate for the fiscal 2027 period was 27.4% as compared to 27.2% in the fiscal 2026 period. The effective income tax rate for the fiscal 2027 period reflected income tax expense of $3,334,000 recorded on $12,163,000 of pre-tax income. The effective income tax rate for the fiscal 2026 period reflected income tax expense of $3,329,000 recorded on $12,257,000 of pre-tax income. The effective tax rates are higher than the U.S. Federal statutory rates primarily due to state and local taxes, as well as non-deductible executive compensation under the Internal Revenue Code Section 162(m). The effective income tax rate for the fiscal 2027 period included an unfavorable discrete tax adjustment of 0.6% for non-deductible transaction costs offset, in part, by a favorable discrete tax adjustment of 0.4% for stock compensation activity.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The OBBBA did not have a material impact to our provision for income taxes for the fiscal 2027 period.

The amount of unrecognized tax benefits at June 28, 2026 was $375,000 all of which would impact the Company’s effective tax rate, if recognized. As of June 28, 2026, the Company had approximately $372,000 accrued for the payment of interest and penalties in conjunction with unrecognized tax benefits.

Nathan’s estimates that its unrecognized tax benefit excluding accrued interest and penalties could be further reduced by up to $50,000 during the fiscal year ending March 28, 2027 due primarily to the lapse of statutes of limitations which would favorably impact the Company’s effective tax rate, although no assurances can be given in this regard.

Off-Balance Sheet Arrangements

At June 28, 2026 and June 29, 2025, Nathan’s did not have any open purchase commitments for hot dogs. Nathan’s may enter into purchase commitments in the future as favorable market conditions become available.

Liquidity and Capital Resources

Sources and uses of cash

Cash and cash equivalents at June 28, 2026 aggregated $24,686,000, a $282,000 increase during the fiscal 2027 period as compared to cash of $24,404,000 at March 29, 2026. Net working capital increased to $34,764,000 at June 28, 2026 as compared to $28,218,000 at March 29, 2026.

Our primary sources of liquidity and capital resources are cash flows from operations and our cash and cash equivalents. Our primary cash requirements are to fund the June 2026 Regular Cash Dividend, to satisfy the debt service under our credit facility, capital expenditures, lease obligations, working capital and general corporate needs.

Summary of Cash Flows

The following table presents summary cash flow information for the periods indicated (in thousands).

(In thousands)	Thirteen weeks ended
	June 28, 2026	June 29, 2025

Net cash provided by (used in) operating activities	$949	$(220)
Net cash used in investing activities	(67)	(115)
Net cash used in financing activities	(600)	(600)
Net increase (decrease) in cash and cash equivalents	$282	$(935)

Operating activities

Cash provided by operations of $949,000 is primarily attributable to net income of $8,829,000 in addition to other non-cash operating items of $565,000, offset by changes in other operating assets and liabilities of $8,445,000. Non-cash operating expenses consist principally of depreciation and amortization of $239,000, amortization of debt issuance costs of $18,000, share-based compensation expense of $280,000 and a provision for credit losses of $57,000. In the fiscal 2027 period, accounts and other receivables increased by $11,493,000 due primarily to higher Branded Product Program receivables of $3,819,000, higher franchise and license royalties receivable of $6,975,000 and higher receivables due to the Advertising Fund of $685,000. Inventories increased by $508,000 due to timing and Branded Product Program inventory in transit. Prepaid expenses and other current assets decreased by $541,000 due primarily to a decrease in prepaid income taxes of $210,000 and a decrease in prepaid marketing and other expenses of $401,000 which were offset, in part, by an increase in prepaid real estate taxes of $92,000. Accounts payable, accrued expenses and other current liabilities increased by $3,100,000 due principally to an increase in accounts payable of $2,701,000 due to the timing of product purchases for our Branded Product Program and Company-owned restaurants. Additionally, there was an increase in accrued corporate taxes of $2,906,000 due to the timing of estimated tax payments. Offsetting these increases was a reduction in accrued payroll and other benefits of $1,848,000 resulting from the payment of fiscal year-end 2026 compensation as well as the recognition of $707,000 of deferred revenue.

Investing activities

Cash used in investing activities of $67,000 in the fiscal 2027 period is primarily attributable to capital expenditures incurred for our Branded Product Program and our Coney Island restaurants.

Financing activities

During fiscal 2027, we made $600,000 of mandatory principal repayments on our Term Loan borrowings under the Credit Agreement.

Subsequent to the fiscal 2027 period, we paid our next quarterly mandatory principal repayment on our Term Loan borrowings of $600,000 on June 30, 2026.

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

The Company borrowed $60,000,000 in Term Loan borrowings on the Effective Date to refinance and redeem its 2025 Notes. The Company will use any Revolving Loan borrowings under the Credit Agreement for working capital and general corporate purposes. As of June 28, 2026, there were no outstanding borrowings under the Revolving Loan. See Note P – LONG-TERM DEBT in the accompanying condensed consolidated financial statements for additional information on the Credit Agreement.

Share Repurchases

In 2016, the Board authorized increases to the sixth stock repurchase plan for the purchase of up to 1,200,000 shares of its common stock on behalf of the Company. As of June 28, 2026, Nathan’s has repurchased 1,101,884 shares at a cost of $39,000,000 under the sixth stock repurchase plan. At June 28, 2026, there were 98,116 shares remaining to be repurchased pursuant to the sixth stock repurchase plan. The plan does not have a set expiration date. Purchases under the Company’s stock repurchase program may be made from time to time, depending on market conditions, in open market or privately negotiated transactions, at prices deemed appropriate by management. There is no set time limit on the repurchases. There were no stock repurchases during the fiscal 2027 period and the fiscal 2026 period. The terms of the Merger Agreement prohibit the Company from repurchasing any of its common stock subject to certain limited exceptions.

Common Stock Dividends

As discussed above, we had cash and cash equivalents at June 28, 2026 aggregating $24,686,000. Our Board routinely monitors and assesses its cash position and our current and potential capital requirements. The Company paid the June 2026 Regular Cash Dividend of $2,048,000 on June 30, 2026. After the payment of the June 2026 Regular Cash Dividend, the Company is no longer permitted to declare and pay any further dividends under the Merger Agreement.

Purchase Commitments

At June 28, 2026 and March 29, 2026, Nathan’s did not have any open purchase commitments to purchase hot dogs.

Cash Flow Outlook

We expect that in the future we will make investments in certain existing restaurants, support the growth of the Branded Product and Branded Menu Programs, and service the principal and interest obligations under the Credit Agreement, funding those investments from our operating cash flow. We may also incur capital and other expenditures or engage in investing activities in connection with opportunistic situations that may arise on a case-by-case basis as permitted pursuant to our Credit Agreement, and the Merger Agreement. While our Credit Agreement bears interest at a fluctuating interest rate based on the SOFR plus a spread adjustment, if the Company makes cash interest payments on the Term Loan borrowings at the interest rate effective at August 7, 2026, then for the remainder of the fiscal year ending March 28, 2027, we expect to make cash interest payments of approximately $1,802,000 on the Term Loan borrowings.

We may from time to time seek to make voluntary prepayments of our Term Loan borrowings under our Credit Agreement. Such voluntary prepayments, if any, will depend on market conditions, our liquidity requirements, satisfactory compliance of covenants and conditions pursuant to our Credit Agreement, the Merger Agreement and other factors.

Management believes that available cash and cash equivalents and cash generated from operations should provide sufficient capital to finance our operations, fund our operating lease obligations, capital expenditures and satisfy our debt service requirements for the next 12 months.

Contractual Obligations

At June 28, 2026, our contractual obligations primarily consist of the Term Loan borrowings under our Credit Agreement and the mandatory debt principal repayments and the related interest payments, operating leases, and employment agreements with certain executive officers. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. See NOTE P – LONG-TERM DEBT and NOTE Q - LEASES in the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and as disclosed in our Form 10-K for the fiscal year ended March 29, 2026 as filed with the SEC on June 9, 2026.

Inflationary Pressures

Inflationary pressures on labor and rising commodity prices, most notably for beef and beef trimmings, have impacted our consolidated results of operations during the fiscal 2027 period, and this trend may continue through the remainder of fiscal 2027.

Our average cost of hot dogs during the fiscal 2027 period was approximately 22% higher than during the fiscal 2026 period. Our average cost of hot dogs during the fiscal year ended March 29, 2026 was approximately 19% higher than during the fiscal year ended March 30, 2025. Inherent volatility experienced in certain commodity markets, such as those for beef and beef trimmings due to seasonal shifts, climate conditions, industry demand, inflationary pressures and other macroeconomic factors could have an adverse effect on our results of operations. This impact will depend on our ability to manage such volatility through price increases and product mix. We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products during the remainder of fiscal 2027. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into similar purchase arrangements for hot dogs and other products in the future.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, also see the discussions in “Forward-Looking Statements” and “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q and “Risk Factors” in our Form 10-K for our fiscal year ended March 29, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Cash and Cash Equivalents

We have historically invested our cash in money market accounts and money market funds which are affected by short term interest rates. As of June 28, 2026, Nathan’s cash and cash equivalents balance aggregated $24,686,000. Interest income on our cash and cash equivalents would increase or decrease by approximately $62,000 per annum for each 0.25% change in interest rates.

Borrowings

On July 10, 2024, we entered into a Credit Agreement and borrowed $60,000,000 in Term Loan borrowings to refinance and redeem the 2025 Notes. Borrowings under our Credit Agreement bear interest at a fluctuating interest rate based on SOFR or a base rate plus a spread adjustment. Accordingly, a rising interest rate environment would result in higher interest expense due on borrowings. A hypothetical 100 bps increase in the interest rate on our $47,800,000 of outstanding unsecured Term Loan borrowings at June 28, 2026 would lead to an increase of approximately $478,000 in cash interest costs over the next twelve months. We currently do not anticipate entering into interest rate swaps or other financial instruments to hedge our borrowings.

Commodity Costs

We are exposed to market price fluctuations in commodities, most notably beef and beef trimmings. Inflationary pressures on commodity prices have directly impacted our consolidated results of operations during the fiscal 2027 period, most notably within our Branded Product Program segment. This trend may continue for the remainder of fiscal 2027. Our average cost of hot dogs during the fiscal 2027 period was approximately 22% higher than during the fiscal 2026 period.

We are unable to predict the future cost of our hot dogs and expect to experience price volatility for our beef products for the remainder of fiscal 2027. Factors that affect beef prices are outside of our control and include foreign and domestic supply and demand, inflation, weather and seasonality. To the extent that beef prices increase as compared to earlier periods, it could impact our results of operations. In the past, we have entered into purchase commitments for a portion of our hot dogs to reduce the impact of increasing market prices. We may attempt to enter into purchase arrangements for hot dogs and other products in the future. Additionally, we expect to continue experiencing volatility in oil and gas prices on our distribution costs for our food products and utility costs in the Company-owned restaurants and volatile insurance costs resulting from rising rates.

We have not attempted to hedge against fluctuations in the prices of the commodities we purchase using future, forward, option or other instruments. As a result, we expect that the majority of our future commodity purchases will be subject to market changes in the prices of such commodities. We have attempted to enter into sales agreements with our Branded Product Program customers that are correlated to our cost of beef, thus reducing our market volatility, or have passed through permanent increases in our commodity prices to our Branded Product Program customers that are not on formula pricing, thereby reducing the impact of long-term increases on our financial results. A short-term increase or decrease of 10% in the cost of our food and paper products for the period ended June 28, 2026 would have increased or decreased our cost of sales by approximately $3,331,000.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 29, 2026, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Nathan's. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended June 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

101.1

*The following materials from the Nathan’s Famous, Inc., Quarterly Report on Form 10-Q for the quarter ended June 28, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATHAN'S FAMOUS, INC.

	By:	/s/ Eric Gatoff
Eric Gatoff
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Robert Steinberg
Robert Steinberg
Vice President – Finance
and Chief Financial Officer (Principal Financial and Accounting Officer)